Form 10-Q
period 2018-08-04
BJ's Wholesale Club Holdings, Inc.
filed 2018-09-07
CIK 1531152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38559

BJ’S WHOLESALE CLUB HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-2936287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Research Drive Westborough, Massachusetts	01581
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (774) 512-7400

N/A

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2018, the registrant had 135,412,918 combined shares of stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “project,” “believe,” “estimate” or “predict” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because forward-looking statements are inherently subject to risks and uncertainties, you should not rely on these forward-looking statements as predictions of future events. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

TRADEMARKS

Wellsley Farms®, Berkley Jensen®, BJ’s Perks Rewards® and MyBJ’s Perks® are all registered trademarks of BJ’s Wholesale Club, Inc. Other trademarks and tradenames appearing in this report are the property of their respective owners. We do not intend our use or display of those companies’ trademarks or tradenames to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

DEFINED TERMS

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•	“the Company,” “BJ’s,” “we,” “us” and “our” mean BJ’s Wholesale Club Holdings, Inc. and, unless the context otherwise requires, its consolidated subsidiaries; and

•	“Sponsors” means investment funds affiliated with or advised by CVC Capital Partners (“CVC”) and Leonard Green & Partners, L.P. (“Leonard Green”), which collectively own a controlling interest in us.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	August 4, 2018	February 3, 2018	July 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$31,305	$34,954	$32,817
Accounts receivable, net	165,347	190,756	166,061
Merchandise inventories	1,005,045	1,019,138	1,031,053
Prepaid expenses and other current assets	69,116	81,972	29,815
Prepaid federal and state income taxes	31,679	9,784	18,994
Assets held for sale	6,550	—	—

Total current assets	1,309,042	1,336,604	1,278,740
Property and equipment:
Land and buildings	396,349	404,400	404,799
Leasehold costs and improvements	195,455	184,165	174,555
Furniture, fixtures and equipment	982,117	924,616	849,595
Construction in progress	16,538	20,775	14,259

	1,590,459	1,533,956	1,443,208
Less: accumulated depreciation and amortization	(842,778)	(775,206)	(707,005)

Total property and equipment, net	747,681	758,750	736,203
Goodwill	924,134	924,134	924,134
Intangibles, net	212,561	224,876	238,877
Other assets	27,438	29,492	31,131

Total assets	$3,220,856	$3,273,856	$3,209,085

LIABILITIES
Current liabilities:
Current portion of long-term debt	$62,250	$219,750	$236,250
Accounts payable	783,108	751,948	751,939
Accrued expenses and other current liabilities	473,500	495,767	436,518
Closed store obligations due within one year	2,122	2,122	2,013

Total current liabilities	1,320,980	1,469,587	1,426,720
Long-term debt	1,894,071	2,492,660	2,533,907
Noncurrent closed store obligations	5,818	6,561	5,692
Deferred income taxes	52,988	57,074	82,670
Other noncurrent liabilities	264,872	267,393	267,880
Commitments and Contingencies (see Note 8)
Contingently redeemable common stock, par value $0.01; no shares issued and outstanding at August 4, 2018, 1,456 shares issued and outstanding at February 3, 2018 and 1,365 shares issued and outstanding at July 29, 2017	—	10,438	8,955
STOCKHOLDERS’ DEFICIT
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued or outstanding	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 136,195 shares issued and 135,413 outstanding at August 4, 2018; 305,000 shares authorized, 87,073 shares issued and outstanding at February 3, 2018 and July 29, 2017	1,362	871	871
Additional paid-in capital	731,324	2,883	4,399
Accumulated deficit	(1,033,851)	(1,036,012)	(1,124,290)
Accumulated other comprehensive income	2,401	2,401	2,281
Treasury stock, at cost, 782 shares at August 4, 2018 and no shares at February 3, 2018 and July 29, 2017	(19,109)	—	—

Total stockholders’ deficit	(317,873)	(1,029,857)	(1,116,739)

Total liabilities and stockholders’ deficit	$3,220,856	$3,273,856	$3,209,085

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	August 4, 2018	July 29, 2017
Net sales	$3,236,664	$3,103,335
Membership fee income	70,441	64,192

Total revenues	3,307,105	3,167,527
Cost of sales	2,718,602	2,614,187
Selling, general and administrative expenses	549,188	477,333
Preopening expense	641	1,226

Operating income	38,674	74,781
Interest expense, net	59,555	43,820

Income (loss) from continuing operations before income taxes	(20,881)	30,961
Provision (benefit) for income taxes	(15,391)	11,146

Income (loss) from continuing operations	(5,490)	19,815
Loss from discontinued operations, net of income taxes	(124)	(103)

Net income (loss) and total comprehensive income (loss)	$(5,614)	$19,712

Income (loss) per share attributable to common stockholders — basic:
Income (loss) from continuing operations	$(0.05)	$0.22
Loss from discontinued operations	—	—

Net income (loss)	$(0.05)	$0.22

Income (loss) per share attributable to common stockholders — diluted:
Income (loss) from continuing operations	$(0.05)	$0.22
Loss from discontinued operations	—	—

Net income (loss)	$(0.05)	$0.22

Weighted average number of common shares outstanding:
Basic	106,915	88,443
Diluted	106,915	91,746

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Net sales	$6,230,406	$5,986,633
Membership fee income	138,396	127,722

Total revenues	6,368,802	6,114,355
Cost of sales	5,228,940	5,055,492
Selling, general and administrative expenses	1,034,760	1,009,834
Preopening expense	1,858	2,032

Operating income	103,244	46,997
Interest expense, net	104,758	107,890

Loss from continuing operations before income taxes	(1,514)	(60,893)
Benefit for income taxes	(10,325)	(21,921)

Income (loss) from continuing operations	8,811	(38,972)
Loss from discontinued operations, net of income taxes	(288)	(210)

Net income (loss) and total comprehensive income (loss)	$8,523	$(39,182)

Income (loss) per share attributable to common stockholders — basic:
Income (loss) from continuing operations	$0.09	$(0.44)
Loss from discontinued operations	—	—

Net income (loss)	$0.09	$(0.44)

Income (loss) per share attributable to common stockholders — diluted:
Income (loss) from continuing operations	$0.09	$(0.44)
Loss from discontinued operations	—	—

Net income (loss)	$0.09	$(0.44)

Weighted average number of common shares outstanding:
Basic	97,734	88,324
Diluted	102,732	88,324

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CONTINGENTLY REDEEMABLE COMMON STOCK AND

STOCKHOLDERS’ DEFICIT

(Amounts in thousands, except share amounts)

(Unaudited)

	Contingently Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, February 3, 2018	1,456	$10,438	87,073	$871	$2,883	$(1,036,012)	$2,401	—	$—	$(1,029,857)
Net income	—	—	—	—	—	8,523	—	—	—	8,523
Common stock issued for public offering, net of related fees	—	—	43,125	431	685,458	—	—	—	—	685,889
Common stock issued under stock incentive plans	—	—	4,261	43	(43)	—	—	—	—	—
Stock reclassification as a result of public offering	(1,736)	(13,202)	1,736	17	13,185	—	—	—	—	13,202
Common stock repurchased upon vesting of stock awards	—	—	—	—	—			(782)	(19,109)	(19,109)
Stock compensation expense	—	—	—	—	52,126	—	—	—	—	52,126
Options exercised prior to public offering	280	2,792	—	—	(2,210)	—	—	—	—	(2,210)
Call of shares prior to public offering	—	(28)	—	—	(12)	—	—	—	—	(12)
Net shares used to pay tax withholdings upon option exercise	—	—	—	—	(20,063)	—	—	—	—	(20,063)
Cumulative effect of change in accounting principle	—	—	—	—	—	(6,362)	—	—	—	(6,362)

Balance, August 4, 2018	—	$—	136,195	$1,362	731,324	$(1,033,851)	$2,401	(782)	$(19,109)	$(317,873)

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,523	$(39,182)
Adjustments to reconcile net income to net cash provided by operating activities:
Charges for discontinued operations	399	357
Depreciation and amortization	82,498	82,288
Amortization of debt issuance costs and accretion of original issue discount	3,911	4,125
Debt extinguishment and refinancing charges	19,159	13,562
Impairment charge for asset held for sale	3,000	—
Other non cash items, net	10,560	(753)
Stock-based compensation expense	52,126	5,740
Deferred income tax provision	(1,551)	(10,230)
Increase (decrease) in cash due to changes in:
Accounts receivable	25,409	188
Merchandise inventories	14,093	791
Prepaid expenses and other current assets	12,856	4,290
Other assets	1,005	381
Accounts payable	37,524	39,592
Change in book overdrafts	(28,295)	(11,133)
Accrued expenses	(3,604)	(20,171)
Accrued income taxes	(31,663)	(18,761)
Closed store obligations	(1,142)	(923)
Other noncurrent liabilities	(1,589)	3,809

Net cash provided by operating activities	$203,219	$53,970

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(75,666)	(46,253)

Net cash used in investing activities	(75,666)	(46,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	—	547,544
Payments on long term debt	(22,829)	(4,812)
Extinguishment of 2nd Lien Term Loan	(631,283)	—
Proceeds from ABL facility	670,000	956,000
Payments on ABL facility	(794,000)	(744,000)
Debt issuance costs paid	—	(27,006)
Dividends paid	—	(735,580)
Capital lease and financing obligations payments	(349)	(322)
Net cash received (paid) from stock option exercises	(19,481)	812
Acquisition of treasury stock	(19,149)	—
Proceeds from Initial Public Offering, net of underwriters discount and commission	690,970	—
Payment of Initial Public Offering costs	(5,081)	—
Other financing activities	—	500

Net cash used in financing activities	(131,202)	(6,864)

Net (decrease) increase in cash and cash equivalents	(3,649)	853
Cash and cash equivalents at beginning of period	34,954	31,964

Cash and cash equivalents at end of period	$31,305	$32,817

Supplemental cash flow information:
Interest paid, net of capitalized interest	$99,071	$67,340
Income taxes paid	13,988	6,583
Noncash financing and investing activities:
Conversion of contingently redeemable common stock into common stock	13,202	—
Property additions included in accrued expenses	13,747	18,730

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

BJ’s Wholesale Club Holdings, Inc. (the “Company”) is a leading warehouse club operator in the Eastern United States. As of August 4, 2018, the Company operated 215 warehouse clubs, 135 of which operate gasoline stations, in 16 states. On June 28, 2018, the Company became a publicly traded entity upon the closing of its initial public offering (“IPO”) on the New York Stock Exchange (“NYSE”) under the ticker symbol “BJ.”

The Company conforms to the National Retail Federation’s fiscal calendar. The thirteen-week periods ended August 4, 2018 and July 29, 2017 are referred to as the second quarter of 2018 and 2017, respectively.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements of BJ’s Wholesale Club Holdings, Inc. are unaudited and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial statements in accordance with generally accepted accounting principles in the United States of America. References to “BJ’s” or the “Company” refer to BJ’s Wholesale Club Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

The consolidated balance sheet as of February 3, 2018 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the quarter ended August 4, 2018 are not necessarily indicative of future results or results to be expected for the full year ending February 2, 2019. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

You should read these statements in conjunction with the Company’s audited consolidated financial statements and related notes starting in page F-1 of the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 28, 2018 (the “Prospectus”).

Initial Public Offering

On July 2, 2018, the Company completed its IPO, in which the Company issued and sold 43,125,000 shares of its common stock (including 5,625,000 shares of common stock that were subject to the underwriters’ option to purchase additional shares) at an initial public offering price of $17.00 per share. The Company received total aggregate proceeds of $685.9 million net of underwriters discounts, commissions and other transaction expenses, which totaled $47.2 million.

On July 2, 2018, the Company used the net proceeds from the IPO to extinguish the total outstanding balance of $623.3 million of its senior secured second lien term loan facility (the “Second Lien Term Loan”). See Note 6, Debt and Credit Arrangements footnote, for further discussion regarding the Second Lien Term Loan extinguishment.

Stock Split

On June 15, 2018, the Company effected a seven-to-one stock split of its issued and outstanding shares of common stock and proportional adjustment to the existing conversion ratios for each series of the Company’s Contingently Redeemable Common Stock (see Note 10). Accordingly, all shares and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the contingently redeemable common stock conversion ratios.

Deferred Offering Costs

The Company capitalized certain legal, professional, accounting and other third-party fees that were directly associated with the IPO as deferred offering costs. Upon the consummation of the IPO, $47.2 million were recorded in stockholders’ deficit as a reduction of additional paid-in capital.

Recent Accounting Pronouncements

The accounting policies the Company follows are set forth in the Company’s audited financial statements for the fiscal year ended February 3, 2018 and included in the Company’s final Prospectus. There have been no material changes to these accounting policies, except as noted below for new accounting pronouncements adopted at the beginning of fiscal year 2018.

Revenue from Contracts with Customers (ASC No. 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASC No. 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP as of its effective date.

The Company adopted the new guidance at the beginning of fiscal year 2018 using the modified retrospective adoption method and recognized the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of accumulated deficit. The new guidance was only applied to contracts not completed as of the initial date of application. Additionally, any contract that was modified prior to the adoption date has been reflected in the cumulative adjustment giving effect to the aggregate effect of all contract modifications prior to the initial application date. The impact of employing this practical expedient for contract modifications is immaterial. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of the changes made to the Company’s February 3, 2018 balance sheet for the adoption of the standard update was as follows (in thousands):

	Balance as of February 3, 2018	Adjustment for new Standard	Balance as of February 4, 2018
Prepaid expenses and other current assets	$81,972	$7,820	$89,792
Accrued expenses and other current liabilities	495,767	16,645	512,412
Deferred income taxes	57,074	(2,463)	54,611
Accumulated deficit	(1,036,012)	(6,362)	(1,042,374)

The impact of the adoption of the standards update on the Company’s Consolidated Statement of Operations for the thirteen and twenty-six weeks ended August 4, 2018, resulted in a decrease to cost of sales and net sales of $1.1 million and $5.7 million, respectively, due to recording the allowance for returns reserve on a gross basis. The remaining impact of the adoption of the standards on the Company’s Consolidated Statement of Operations for the thirteen weeks and twenty-six weeks ended August 4, 2018 was immaterial.

The impact of the adoption of the standards update on the Company’s Consolidated Balance Sheet as of August 4, 2018 was as follows (in thousands):

	As of August 4, 2018,
	As Reported	Balance without adoption	Effect of change
Prepaid expenses and other current assets	$69,116	$62,270	$6,846
Accrued expenses and other current liabilities	473,500	457,531	15,969
Deferred income taxes	52,988	55,586	(2,598)
Accumulated deficit	(1,033,851)	(1,027,325)	(6,526)

Classification of Costs Related to Defined Benefit Pension and Other Post-Retirement Benefit Plans (ASU 2017-07)

At the beginning of fiscal year 2018, the Company adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit costs in the statement of operations. Under this new guidance, an employer’s statement of operations presents service cost arising in the current period in the same statement line item as other employee compensation. However, all other components of current period costs related to defined benefit plans, such as prior service costs and actuarial gains and losses, are presented on the statement of operations on a line item outside (or below) operating income. ASU 2017-07 affects only the classification of certain costs on the statement of operations, not the determination of costs. Net periodic pension costs related to the Company’s frozen defined benefit pension plan and post-retirement medical benefit plan were not material for the second quarter of fiscal year 2018 or prior periods. The retrospective impacts of this standard on our historical financial statements are not material and will not be restated on future filings.

Modifications to Share-based Compensation Awards (ASU 2017-09)

At the beginning of fiscal year 2018, the Company adopted ASU No. 2017-09, Compensation-Stock Compensation Topic 718-Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms and conditions of share-based payment awards must be accounted for as modifications. Entities apply the modification accounting guidance if the value, vesting conditions, or classification of an award changes. The Company has not modified any share-based payment awards. Should the Company modify share-based payment awards in the future, it will apply the provisions of ASU 2017-09.

Definition of a Business (ASU 2017-01)

At the beginning of fiscal year 2018, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 assists entities in determining if acquired assets constitute the acquisition of a business or the acquisition of assets for accounting and reporting purposes. This distinction is important because goodwill can only be recognized in an acquisition of a business. Prior to ASU 2017-01, if revenues were generated immediately before and after a transaction, the acquisition was typically considered a business. Under ASU 2017-01, entities are required to further assess the substance of the processes they acquire. Should the Company commence or complete an acquisition in future periods, it will apply the provisions of ASU 2017-01.

Statement of Cash Flows (ASU 2016-15)

At the beginning of fiscal year 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 represents a consensus of the FASB’s Emerging Issues Task Force on eight separate issues that, if present, can impact classifications on the statement of cash flows. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 only impacted the classification of certain insurance proceeds on the Company consolidated statement of cash flows for the first quarter of fiscal year 2017. The Company’s insurance proceeds were $2.0 million for the second quarter of fiscal year 2018 and were not material for the second quarter of fiscal year 2017. The retrospective impacts of this standard on our historical financial statements are not material and will not be restated on future filings.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. This standard is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2018 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. The Company has a significant number of leases, and as a result, expects this guidance to have a material impact on its Consolidated Balance Sheet, the impact of which is currently being evaluated.

3. Revenue Recognition

At the beginning of fiscal year 2018, the Company adopted the provisions of ASC No. 606, Revenue from Contracts with Customers, and related amendments (“ASC 606”) using the modified retrospective adoption method. The following describes the changes to the Company’s accounting policies due to the adoption of ASC 606:

Revenue Recognition

The Company uses the five-step model to recognize revenue:

1)	Identify the contract with the customer

2)	Identity the performance obligation(s)

3)	Determine the transaction price

4)	Allocate the transaction price to each performance obligation if multiple obligations exist

5)	Recognize the revenue as the performance obligations are satisfied

Performance Obligations

The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring control of the goods or services to the customer.

Merchandise sales—The Company recognizes sale of merchandise at clubs and gas stations at the point of sale when the customer takes possession of the goods and tenders payment. At point of sale, the performance obligation is satisfied because control of the merchandise transfers to the customer. Sales of merchandise at the Company’s clubs and gas stations, excluding sales taxes, represent approximately 98% of the Company’s net sales and approximately 95% of the Company’s total revenues. Sales taxes are recorded as a liability at the point of sale. Revenue is recorded at the point of sale based on the transaction price on the merchandise tag, net of any applicable discounts, sales taxes and expected refund. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the shipping point.

BJ’s Perks Rewards—The Company has a customer loyalty program called the BJ’s Perks Rewards® Program for which the Company offers points based on dollars spent by the customer. The Company also has a co-branded credit card program which provides members additional reward dollars for certain purchases. The Company’s BJ’s Perks Rewards® members earn 2% cash back, up to a maximum of $500 per year, on all qualified purchases made at BJ’s. The Company’s My BJ’s Perks Mastercard holders earn 3% or 5% cash back on all qualified purchases made at BJ’s and 1% or 2% cash back on purchases made with the card outside of BJ’s. Cash back is in the form of electronic awards issued in $20 increments that may be used online or in-club at the register and expire six months from the date issued.

Earned rewards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned rewards when customers redeem such rewards as part of a purchase at one of the Company’s clubs or the Company’s website. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of reward dollars earned in deferred revenue at the time the reward dollars are earned.

Royalty revenue received in connection with the co-brand credit card program is variable consideration and is considered constrained until the card holder makes a purchase.

The Company’s total deferred revenue related to the outstanding BJ’s Perks Rewards® was $12.9 million at August 4, 2018. The timing of revenue recognition of these reward dollars is driven by actual customer activities, such as redemptions and expirations. The Company recognized $22.0 million of royalty revenue in the first half of 2018. The Company expects to recognize $8.9 million of the deferred revenue at August 4, 2018 in fiscal year 2018, and the remainder will be recognized in the years thereafter.

Membership – The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and purchase gas at the Company’s gas stations for the duration of the membership, which is 12 months. Because the Company has the obligation to provide access to its clubs, website and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $129.9 million at August 4, 2018.

Gift Card Programs – The Company sells gift cards that allow the customer to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized upon redemption of the gift card because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. Historically, the Company has recognized breakage under the remote model, which recognizes breakage income when the likelihood of the customer exercising its remaining rights becomes remote. Under the new guidance the Company recognizes breakage in proportion to its rate of gift card redemptions. This change in breakage recognition model resulted in a $1.8 million increase to accumulated deficit upon adoption and had an immaterial impact on the Company’s results of operations for the twenty-six weeks ended August 4, 2018. Deferred revenue related to gift cards was $8.8 million immediately after the adoption and $9.5 million at August 4, 2018. The Company recognized $21.4 million of revenue from gift card redemptions in the first half of 2018 and expects to recognize approximately $9.0 million of the second quarter deferral in fiscal year 2018.

Determine the Transaction Price

The transaction price is the amount of consideration the Company expects to receive under the arrangement. The Company is required to estimate variable consideration (if any) and to factor that estimate into the determination of the transaction price. The Company may offer sales incentives to customers, including discounts. For retail transactions, the Company has significant experience with return patterns and relies on this experience to estimate expected returns when determining the transaction price.

Returns and Refunds—The Company’s products are generally sold with a right of return and may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in sales volume and acceptance of the Company’s products when evaluating the adequacy of the sales returns allowance in any accounting period.

Customer Discounts—Discounts given to customers are usually in the form of coupons and instant markdowns are recognized as redeemed and recorded in contra revenue accounts, as they are part of the transaction price of the merchandise sale. Manufacturer coupons that are available for redemption at all retailers are not reduced from the sale price of merchandise.

Agent Relationships

Ancillary Business Revenue – The Company enters into certain agreements with service providers that offer goods and services to the Company’s members. These service providers sell goods and services including home improvement services, vision care and cell phones to the Company’s customers. In exchange, the Company receives payments in the form of commissions and other fees. The Company evaluates the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate in these arrangements to record the gross amount of merchandise sales and related costs, or the net amount earned as commissions. When the Company is considered the principal in a transaction, revenue is recorded gross; otherwise, revenue is recorded on a net basis. The majority of the Company’s ancillary business revenue is recorded on a net basis. Commissions received from these service providers are considered variable consideration and are constrained until the third-party customer makes a purchase from one of the service providers.

Significant Judgments

Standalone Selling Prices—For arrangements that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation on a relative standalone selling price basis.

Costs Incurred to Obtain a Contract—Incremental costs to obtain contracts are not material to the Company.

Policy Elections

In addition to those previously disclosed, the Company has made the following accounting policy elections and practical expedients:

Portfolio Approach—The Company uses the portfolio approach when multiple contracts or performance obligations are involved in the determination of revenue recognition.

Taxes—The Company excludes from the transaction price any taxes collected from customers that are remitted to taxing authorities.

Shipping and Handling Charges—Charges that are incurred before and after the customer obtains control of goods are deemed to be fulfillment costs.

Time Value of Money—The Company’s payment terms are less than one year from the transfer of goods. Therefore, the Company does not adjust promised amounts of consideration for the effects of the time value of money.

Disclosure of Remaining Performance Obligations—The Company does not disclose the aggregate amount of the transaction price allocated to remaining performance obligations for contracts that are one year or less in term. Additionally, the Company does not disclose the aggregate amount of the transaction price allocated to remaining performance obligations when the transaction price is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a good or service that forms part of a series of distinct goods or services.

Disaggregation of Revenue

The Company’s club retail operations, which represent substantially all of the consolidated total revenues, are the Company’s only reportable segment. All of the Company’s identifiable assets are located in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.

The following table summarizes the Company’s percentage of sales disaggregated by category for the thirteen and twenty-six weeks ended August 4, 2018:

Edible Grocery	23%
Perishables	29%
Non-Edible Grocery	21%
General Merchandise	13%
Gasoline and Other Ancillary Services	14%

4. Related Party Transactions

Management Agreement

The Company had a management services agreement with the Sponsors for ongoing consulting and advisory services that terminated upon the consummation of the Company’s IPO. The management services agreement provided for the aggregate payment of management fees to the Sponsors (or advisory affiliates thereof) of $8.0 million per year, plus out of pocket expenses. The Company expensed $1.3 million and $2.0 million of management fees and out of pocket expenses for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively. The Company expensed $3.3 million and $4.1 million of management fees and out of pocket expenses for the first twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively. Management fees and expenses are reported in Selling, general and administrative expenses (“SG&A”) in the consolidated statements of operations and comprehensive income.

One of the Company’s suppliers, Advantage Solutions Inc., is controlled by affiliates of the Sponsors. Advantage Solutions Inc. is principally a provider of in-club product demonstration and sampling services, and the Company also engages them from time to time to provide ancillary support services, including for example, seasonal gift wrapping, on-floor sales assistance and display maintenance. The Company incurred approximately $10.4 million and $7.9 million of costs payable to Advantage Solutions Inc. for services rendered during the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively. The Company incurred approximately $21.4 million and $18.8 million of costs payable to Advantage Solutions Inc. for services rendered during the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively. The demonstration and sampling service fees are fully funded by merchandise vendors who participate in the program.

The Company believes the terms obtained or consideration paid or received, as applicable, in connection with the transactions were comparable to terms available or amounts that would be paid or received, as applicable, in arm’s-length transactions with unrelated parties.

5. Dividend Recapitalization

On February 3, 2017, the Company distributed a $735.5 million dividend to its common stockholders. In conjunction with the dividend, the Company paid $67.5 million to stock option holders of the Company as required under the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (as further amended) (“2011 Plan”) and the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (as further amended) (“2012 Director Plan”). The payments to option holders were recorded as compensation expense in SG&A in the first quarter of fiscal 2017. The Company also paid $5.4 million to employees under retention bonus arrangements, of which $4.6 million was accrued in 2016, and the remaining $0.8 million was recognized as compensation expense in the first quarter of 2017. In order to fund these payments, the Company executed the following transactions immediately prior to the payment of the dividend:

•	Refinanced and upsized the senior secured first lien term loan facility (the “First Lien Term Loan”) to $1,925.0 million, subject to an original issue discount (“OID”) of $4.8 million.

•	Refinanced and upsized the Second Lien Term Loan to $625.0 million, subject to an OID of $6.2 million.

•

Amended and restated the senior secured asset based revolving credit and term facility the (“ABL Facility”) and borrowed $340.0 million. The maturity date on the ABL Facility was extended to February 3, 2022 and there were no changes to the material terms.

The Company paid accrued outstanding interest of $11.0 million in conjunction with the refinancing.

6. Debt and Credit Arrangements

Debt consisted of the following at August 4, 2018, February 3, 2018 and July 29, 2017 (in thousands):

	August 4, 2018	February 3, 2018	July 29, 2017
ABL Facility	$93,000	$217,000	$267,000
First Lien Term Loan	1,887,734	1,910,563	1,920,187
Second Lien Term Loan	—	625,000	625,000
Unamortized debt discount and debt issuance cost	(24,413)	(40,153)	(42,030)
Less: current portion	(62,250)	(219,750)	(236,250)

Long-term debt	$1,894,071	$2,492,660	$2,533,907

ABL Credit Facility

The ABL Facility is comprised of a $950.0 million revolving credit facility and a $50.0 million term loan. The ABL Facility is secured on a senior basis by certain “liquid assets” of the Company and secured on a junior basis by certain “fixed assets” of the Company. The $50.0 million term loan payment terms are restricted in that the term loan cannot be repaid unless all loans outstanding under the ABL Facility are repaid, and once repaid, cannot be re-borrowed. The availability under the $950.0 million revolving credit facility is restricted based on eligible monthly merchandise inventories and receivables as defined in the facility agreement. Interest rates under the revolving credit facility are calculated either on LIBOR plus a range of 150 to 200 basis points based on excess availability, or an alternative base rate calculation based on the higher of prime, the federal funds rate plus 50 basis points or one-month LIBOR plus 100 basis points, plus a range of 50 to 100 basis points based on excess availability. The Company may elect one week or one, two, three, or six-month LIBOR terms. Interest on the term loan is based either on LIBOR plus a range of 300 to 350 basis points or the alternative base rate described above, plus a range of 200 to 250 basis points based on excess availability. The ABL Facility also provides a subfacility for issuances of letters of credit subject to certain fees defined in the ABL Facility agreement. The ABL Facility is subject to various commitment fees during the term of the facility based on utilization of the revolver.

At August 4, 2018, there was $93.0 million outstanding in loans under the ABL Facility and $46.7 million in outstanding letters of credit. At February 3, 2018, there was $217.0 million outstanding in loans under the ABL Facility and $44.2 million in outstanding letters of credit. At July 29, 2017, there was $267.0 million outstanding in loans under the ABL Facility and $43.7 million in outstanding letters of credit.

As of August 4, 2018, the interest rate on the revolving credit facility was 3.58% and borrowing availability was $672.9 million. As of February 3, 2018, the interest rate on the revolving credit facility was 3.08% and borrowing availability was $574.8 million. As of July 29, 2017, the interest rate on the revolving credit facility was 2.98% and borrowing availability was $503.9 million.

First Lien Term Loan

On February 3, 2017, the Company refinanced its First Lien Term Loan to extend the maturity date to February 3, 2024, increase the First Lien Term Loan borrowings to $1,925.0 million subject to a $4.8 million original issue discount and change the interest rate. Interest on the First Lien Term Loan is calculated either at LIBOR plus a range of 350 to 375 basis points where LIBOR is subject to a floor of zero or an alternative base rate calculation based on the higher of prime, the federal funds effective rate plus 50 basis points or one-month LIBOR plus 100 basis points, plus a range of 250 to 275 basis points.

At August 4, 2018, the interest rate for the First Lien Term Loan was 5.60%. At February 3, 2018, the interest rate for the First Lien Term Loan was 4.95%. At July 29, 2017, the interest rate for the First Lien Term Loan was 4.97%.

Principal payments on the First Lien Term Loan are required in quarterly installments of 0.25% of the original principal amount with the balance due upon maturity on February 3, 2024. Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain “fixed assets” of the Company and on a junior basis by certain of “liquid” assets of the Company. At August 4, 2018, there was $1,887.7 million outstanding on the First Lien Term Loan. At February 3, 2018, there was $1,910.6 million outstanding on the First Lien Term Loan. At July 29, 2017, there was $1,920.2 million outstanding on the First Lien Term Loan.

Second Lien Term Loan

On February 3, 2017, the Company refinanced the existing senior secured second lien term loan facility (the “Second Lien Term Loan”) to extend the maturity date to February 3, 2025 and increased the Second Lien Term Loan borrowings to $625.0 million, subject to a $6.2 million original issue discount. Interest was calculated either at LIBOR plus 750 basis points where LIBOR is subject to a floor of zero or an alternative base rate calculation based on the higher of the prime, the federal funds effective rate plus 50 basis points or one-month LIBOR plus 100 basis points, plus 650 basis points. The Second Lien Term Loan had a maturity date of February 3, 2025 with the entire principal balance due on such maturity date. Voluntary prepayments were permitted. Principal payments had to be made on the Second Lien Term Loan pursuant to an annual excess cash flow calculation. The Second Lien Term Loan was subject to certain affirmative and negative covenants but no financial covenants.

On July 2, 2018, the Company paid off the Second Lien Term Loan by extinguishing the entire outstanding amount of $623.2 million. In connection with the debt extinguishment, the Company paid a $6.2 million prepayment premium. The Company recorded debt extinguishment charges of $19.2 million in conjunction with the pay down, of which $13.0 million represents the write-off of previously capitalized deferred debt issuance costs associated with the Second Lien Term Loan.

There was no balance outstanding on the Second Lien Term Loan as of the second quarter ended August 4, 2018. There was a balance of $625.0 million outstanding on the Second Lien Term Loan as of February 3, 2018 and July 29, 2017.

No interest rate is applicable for the Second Lien Term Loan as of August 4, 2018. At February 3, 2018, the interest rate for the Second Lien Term Loan was 8.95% and at July 29, 2017, the interest rate for the Second Lien Term Loan was 8.71%.

7. Interest Expense, net

The following details the components of interest expense for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Interest on debt	$37,633	$40,441	$79,762	$79,312
Interest on capital lease and financing obligations	1,041	1,053	2,085	2,108
Debt issuance costs amortization	916	1,048	1,930	2,095
Original issue discount amortization	878	1,015	1,979	2,030
Loss on debt extinguishment	19,159	353	19,159	22,463
Capitalized interest	(72)	(90)	(157)	(118)

Interest expense, net	$59,555	$43,820	$104,758	$107,890

8. Commitments and Contingencies

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.

9. Discontinued Operations

The following tables summarize the activity for the twenty-six weeks ended August 4, 2018 and July 29, 2017 associated with our discontinued operations, which consist of closing two BJ’s clubs in January 2011 (in thousands):

	Discontinued Operations-Twenty-Six Weeks ended August 4, 2018
	Liabilities February 3, 2018	Charges	Payments/ Increase	Liabilities August 4, 2018	Cumulative Charges to Date, Net
BJ’s clubs	$8,683	$399	$(1,142)	$7,940	$59,998

Current portion	$2,122			$2,122
Long-term portion	6,561			5,818

Total	$8,683			$7,940

	Discontinued Operations-Twenty-Six Weeks ended July 29, 2017
	Liabilities January 28, 2017	Charges	Payments/ Increase	Liabilities July 29, 2017	Cumulative Charges to Date, Net
BJ’s clubs	$8,271	$357	$(923)	$7,705	$57,190

Current portion	$2,013			$2,013
Long-term portion	6,258			5,692

Total	$8,271			$7,705

The charges for BJ’s lease obligations are based on the present value of rent liabilities under the relevant leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the potential subleasing of these properties. Charges in both periods represent accretion expense on lease obligations.

On June 12, 2014, the Company entered into a sublease agreement for one of the clubs that pays a portion of BJ’s lease obligation through the end of the lease term. The rental income received from that sublease is included in the payments referenced in the tables above. During the second half of 2017, the Company experienced a lapse in the sublease rental income which resulted in the eviction of the current tenant. In January 2018, the Company entered into a new sublease agreement for the same property with a new tenant who will continue to pay a portion of the BJ’s lease obligation through the end of the lease term. The interruption of sublease income in the second half of 2017, and adjustment of future rental income from the new sublease agreement signed in January 2018, resulted in an additional charge of $0.7 million to the reserve. In addition, the Company lowered the estimated sublease income at the other existing closed location which resulted in an additional charge of $1.4 million to the reserve.

10. Contingently Redeemable Common Stock

The Company and certain current and former management employees were party to the Management Stockholders Agreement (the “MSA”). All grants of equity by the Company to the employees were governed by the terms of individual equity award agreements and the MSA through the date of the Company’s IPO. The MSA specified certain transfer restrictions, tag-along and drag-along rights, put and call rights and various other rights and restrictions applicable to any equity held by employees. The call right permitted the Company to repurchase common stock held by an employee stockholder following a minimum holding period and prior to the expiration of a specified time period following the later of the employee’s termination of employment with the Company or acquisition of the common stock. If the employee’s employment was terminated for cause, the repurchase price was the least of (a) the fair market value as of the repurchase date, (b) the fair market value at issuance or (c) the price paid by the employee stockholder for such shares. If the employee’s employment was terminated other than for cause, the repurchase price was the fair market value as of the repurchase date.

The MSA also gave the employees the ability to put any shares back to the Company at fair market value upon death or disability while actively employed. As neither death nor disability while actively employed was a certainty, the shares of common stock held by the employee stockholders were considered to be contingently redeemable common stock and were accounted for outside of stockholders’ equity until the shares of common stock were either repurchased by the Company or the put right terminated. The contingently redeemable common stock was recorded at fair value of the common stock as of the date of issuance. Because meeting the contingency was not probable, the contingently redeemable $10.4 million and $9.0 million of mezzanine equity was recorded on the Company’s consolidated balance sheet related to these agreements as of February 3, 2018 and July 29, 2017, respectively. Both the Company’s repurchase right, and the employee stockholder’s put right terminated upon the consummation of the Company’s IPO on June 28, 2018 and reclassified all contingently redeemable mezzanine equity to Common Stock on the Company’s consolidated balance sheet. As of August 4, 2018, there was no contingently redeemable Common Stock outstanding in the Company’s consolidated balance sheet.

When the Company exercised its call option to repurchase shares classified outside of stockholders’ equity, it is deemed to be a constructive retirement of the contingently redeemable share for accounting purposes. The Company recorded the excess of the fair value paid to repurchase the share over the carrying value of the contingently redeemable share within additional paid-in capital, as the Company has an accumulated deficit.

11. Stock Incentive Plans

On June 13, 2018, the Company’s Board of Directors adopted, and its stockholders approved, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan provides for the grant of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, stock appreciation rights, and cash awards. Prior to the adoption of the 2018 Plan, the Company granted stock-based compensation to employees and non-employee directors, respectively, under the 2011 Plan and the 2012 Director Plan. No further grants will be made under 2011 Plan or the 2012 Director Plan.

The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, 2011 Plan or 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right, that are not issued in connection with the stock settlement of the SAR on its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan or 2012 Director Plan.

The following table summarizes the Company’s stock award activity during the twenty-six weeks ended August 4, 2018 (shares in thousands):

	Stock Options		Restricted Stock
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 3, 2018	8,981	$4.00	—	$
Granted	2,766	16.35	2,943		22.00
Exercised/vested	(3,093)	2.08	(1,954)		22.00
Forfeited/canceled	(371)	6.07	—		—

Outstanding, August 4, 2018	8,283	$8.74	989		$22.00

Stock-based compensation expense was $51.2 million and $2.1 million for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively. Stock-based compensation expense was $52.1 million and $5.7 million for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively.

In connection with the Company’s IPO, the Board of Directors granted the following new awards to certain employees under the 2018 Plan, subject to vesting: stock options to purchase 2,510 shares of common stock, with an exercise price of $17.00 and restricted stock in the amount of 2,943 shares with a grant date fair value of $22.00, equivalent to the closing price of the first day of trading.

Treasury Shares Acquired on Restricted Stock Awards

Upon the vesting of 1,954 restricted stock awards, 782 shares in this year’s first six months were reacquired to satisfy employees’ tax withholding obligations. These reacquired shares were recorded as $19.1 million of treasury stock and accordingly, reduced the number of common shares outstanding by 782 shares.

12. Income Taxes

The effective income tax rate is based on estimated income from continuing operations for the year as well as discrete adjustments, if any, in the applicable quarterly periods. Potential discrete adjustments include tax charges or benefits related to stock based compensations, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.

The Company’s effective income tax rate from continuing operations was 73.7% and 36.0% for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively; and 682% and 36% for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively. The change in the effective tax rate for the thirteen and twenty-six weeks ended August 4, 2018, is due to a reduction in the U.S. federal statutory tax rate from 35.0% to 21.0% as part of the U.S. Tax Cuts and Jobs Act (the “TCJA”) that was enacted in December 2017, and a stock option windfall tax benefit recorded in the current period. The Company projects the estimated annual effective tax rate for the year to be 27.2% excluding the tax effect of discrete events.

As of August 4, 2018, no changes had been made to the previously recorded provisional amount of $32.1 million related to the re-measurement of the Company’s deferred tax balances in its consolidated financial statements for the year ended February 3, 2018 due to the TCJA. Any changes to the provisional amounts will be recorded in the period in which the adjustments are made. These changes could arise from additional analysis, changes in assumptions or interpretations the Company has made, additional guidance that may be issued and actions the Company may take as a result of the TCJA.

13. Postretirement Medical Benefits

Net periodic benefit cost recognized for the thirteen weeks and twenty-six weeks ended August 4, 2018 and July 29, 2017 consists of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Company service cost	$26	$40	$72	$91
Interest cost	38	38	75	74
Net prior service credit amortization	(174)	(174)	(347)	(347)
Amortization of unrecognized gain	(95)	3	(158)	(125)

Net periodic postretirement benefit cost	$(205)	$(93)	$(358)	$(307)

The components of net periodic benefit cost are included in the line item SG&A in the income statement.

14. Fair Value Measurements

The fair value of the Company’s debt was determined based on quoted market prices and on borrowing rates available to the Company at August 4, 2018, February 3, 2018 and July 29, 2017. These inputs are considered to be Level 2. At August 4, 2018, the fair value of total debt was $1,982.7 million compared to a carrying value of $1,980.7 million. At February 3, 2018, the fair value of total debt was $2,750.2 million compared to a carrying value of $2,752.6 million. At July 29, 2017, the fair value of total debt was $2,753.8 million compared to a carrying value of $2,812.2 million.

15. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common stockholders:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Weighted-average common shares outstanding, used for basic computation	106,914,966	88,443,279	97,734,132	88,323,926
Plus: Incremental shares of potentially dilutive securities stock options	—	3,302,290	4,997,608	—

Weighted-average number of common and dilutive potential common shares outstanding	106,914,966	91,745,569	102,731,740	88,323,926

Stock options not included in the computation of diluted earnings were 3,155,531 and 2,276,941 as of the end of the second quarter of fiscal year 2018 and the end of the second quarter of fiscal year 2017, respectively.

16. Assets Held for Sale

The Company’s club in Hooksett, New Hampshire was relocated to Manchester, New Hampshire in March 2018. The Company owns the land and building at the former Hooksett, New Hampshire location and is pursuing opportunities to sell this location.

During the first quarter of 2018, the Company recorded an impairment loss of $3.0 million on the fixed assets of the Hooksett, New Hampshire location in order to lower the carrying value of the fixed assets to its estimated fair value less costs to sell. This charge is included within SG&A in the income statement.

At August 4, 2018, the remaining value related to the club in Hooksett, New Hampshire that is recorded as assets held for sale on the balance sheet is $6.6 million. The value of assets held for sale is based on current market conditions, prices of similar assets in similar condition and expected proceeds from the sale of the assets, representative of Level 3 inputs on the fair value hierarchy.

17. Subsequent Events

On August 13, 2018, the Company refinanced its First Lien Term Loan. The Company used the proceeds from a refinancing amendment (“Term Loan Amendment”) to its First Lien Term Loan and drew $350.0 million under its ABL facility to fund the transaction. As amended, First Lien Term Loan has an initial principal amount of $1.54 billion and an applicable rate of 3.00% for LIBOR loans.

and 2.00% for base rate loans (in each case, with a 0.25% stepdown at first lien net leverage of 3.00 to 1.00), provided that until delivery of financial statements for the first full fiscal quarter ending after August 13, 2018, the applicable rate is 3.00% for LIBOR loans and 2.00% for base rate loans. The Company paid debt costs of $1.8 million and accrued interest of $1.2 million at closing.

On August 15, 2018, the Company closed on the sale of the Hooksett, New Hampshire location and received proceeds of $6.6 million in exchange for all assets related to the club. The Company has no future obligations, outstanding liens or continuing involvement with this location.

On August 17, 2018, the Company amended its ABL facility to extend the maturity date from February 3, 2022 to August 17, 2023 and to reduce the applicable interest rates and letter of credit fees on the facility. As amended, the applicable rate on revolving credit loans is LIBOR plus a range of 125 to 175 basis points or base rate plus a range of 25 to 75 basis points and the applicable rate on term loans is LIBOR plus a range of 200 to 250 basis points or base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable rate of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The amendment also reduced the fees applicable to letters of credit (including further stepdowns upon achieving total net leverage of 3.00 to 1.00). The amended interest rate margins and fee levels represent a reduction of between 12.5 basis points and 75 basis points from prior equivalent levels. Upon closing of the amendment and until February 1, 2019, the applicable margin for revolving loans will be set at LIBOR plus 125 basis points or base rate plus 25 basis points and the applicable margin for term loans will be set at LIBOR plus 200 basis points or base rate plus 100 basis points (including, if applicable, any stepdowns based on achieving total net leverage of 3.00 to 1.00). The Company paid debt costs of $750,000 at closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our prospectus, dated June 27, 2018, filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act, on June 28, 2018 (the “Prospectus”). The following discussion contains forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to “fiscal year 2017” relate to the 53 weeks ending February 3, 2018, and references herein to “fiscal year 2018” relate to the 52 weeks ending February 2, 2019. The second quarter of fiscal year 2017 ended on July 29, 2017, and the second quarter of fiscal year 2018 ended on August 4, 2018, and both include thirteen weeks.

Overview

BJ’s Wholesale Club is a leading warehouse club operator on the East Coast of the United States. We deliver significant value to our members, consistently offering 25% or more savings on a representative basket of manufacturer-branded groceries compared to traditional supermarket competitors. We provide a curated assortment focused on perishable products, continuously refreshed general merchandise, gasoline and other ancillary services to deliver a differentiated shopping experience, that is further enhanced by our omnichannel capabilities.

Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 215 large-format, high volume warehouse clubs spanning 16 states. In our core New England markets, which have high population density and generate a disproportionate part of U.S. GDP, we operate almost three times the number of clubs of the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, www.bjs.com; our highly-rated mobile app and our integrated Instacart same-day delivery offering.

Our goal is to offer our members significant value and a meaningful return, in savings, on their annual membership fee. We have more than five million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, gas and ancillary services. The annual membership fee for our Inner Circle® Membership is $55 per year, and our BJ’s Perks Rewards® Membership, which offers additional value-enhancing features, costs $110 annually. We believe that members can save over ten times their $55 Inner Circle membership fee versus what they would have paid at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent over $2 billion in sales, and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $259 million for fiscal year 2017 and represents approximately half of our Adjusted EBITDA.

Our business is moderately seasonal in nature. Historically, our business has realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively.

Factors Affecting Our Business

Overall economic trends. The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending in our clubs, while economic weakness which generally results in a reduction of customer spending may have a different or more extreme effect on spending at our clubs. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. In addition, during periods of low unemployment, we may experience higher labor costs.

Size and loyalty of membership base. The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year over the past two decades. Our membership fee income totaled $259 million in fiscal year 2017. Our membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, reached an all-time high of 86% during fiscal year 2017.

Consumer preferences and demand. Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences. If we misjudge the market for our products, we may be faced with excess inventories for some products and may be required to become more promotional in our selling activities, which would impact our net sales and gross profit.

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that strengthening our management team and enhancing our information systems, including our distribution center management and POS systems, will enable us to replicate our profitable club format and provide a differentiated shopping experience. We expect these infrastructure investments to support our successful operating model across our club operations.

Product mix. Changes in our product mix affect our performance. For example, we continue to add private label products to our assortment of product offerings at our clubs, which we generally price lower than the manufacturer branded products of comparable quality that we also offer. Accordingly, a shift in our sales mix in which we sell more units of our private label products and fewer units of our manufacturer branded products would generally have a positive impact on our profit margins but an adverse impact on our overall net sales. Changes in our revenues from gasoline sales may also negatively affect our performance. Since gasoline generates lower profit margins than the remainder of our business, we could expect to see our overall gross profit margin rates decline as sales of gasoline increase.

Effective sourcing and distribution of products. Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net sales could be adversely affected in the event of constraints in our supply chain, including our inability to procure and stock sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales.

Gas prices. The market price of gasoline impacts our net sales and comparable club sales, and large fluctuations in the price of gasoline can produce a short-term impact on our margins. Retail gasoline prices are driven by daily crude oil and wholesale commodity market changes and are volatile, as they are influenced by factors that include changes in demand and supply of oil and refined products, global geopolitical events, regional market conditions and supply interruptions caused by severe weather conditions. Typically, the change in crude oil prices impacts the purchase price of wholesale petroleum fuel products, which in turn impacts retail gasoline prices at the pump. During times when prices are particularly volatile, differences in pricing and procurement strategies between the Company and its competitors may lead to temporary margin contraction or expansion depending on whether prices are rising or falling, and this impact could affect our overall results for a fiscal quarter.

In addition, the relative level of gasoline prices from period to period can lead to differences in our net sales between those periods. Further, because we generally attempt to maintain a fairly stable gross profit per gallon, this variance in net sales, which may be substantial, may or may not have a significant impact on our operating income.

Fluctuation in quarterly results. Our quarterly results have historically varied depending upon a variety of factors, including our product offerings, promotional events, club openings, weather related events and shifts in the timing of holidays, among other things. As a result of these factors, our working capital requirements and demands on our product distribution and delivery network may fluctuate during the year.

Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, which could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers. To date, changes in commodity prices and general inflation have not materially impacted our business. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.

Adoption of Accounting Standards Codification No. 606, Revenue from Contracts with Customers, and related amendments (“ASC 606”). We adopted ASC 606 effective February 4, 2018 using the modified retrospective method. The amounts reported in the consolidated statement of operations for the thirteen weeks and twenty-six weeks ended August 4, 2018 and the consolidated balance sheet as of August 4, 2018 reflect this adoption. According to the modified retrospective method, all financial information before February 4, 2018 was not restated. See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our adoption of ASC 606.

How We Assess the Performance of Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key GAAP measures include net sales, membership fee income, cost of sales and selling, general and administrative expenses. In addition, we also review other important metrics such as Adjusted EBITDA, comparable club sales, which exclude gasoline sales.

Net sales

Net sales are derived from direct retail sales to customers in our clubs and online, net of merchandise returns and discounts. Growth in net sales is impacted by opening new clubs and increases in comparable club sales.

Comparable club sales

Comparable club sales, also known as same store sales, is an important measure throughout the retail industry. In determining comparable club sales, we include all clubs that were open for at least 13 months at the beginning of the period and were in operation during all of both periods being compared, including relocated clubs and expansions. There may be variations in the way in which some of our competitors and other retailers calculate comparable or “same club” sales. As a result, data in this Quarterly Report on Form 10-Q, regarding our comparable club sales may not be comparable to similar data made available by other retailers.

Comparable club sales allow us to evaluate how our club base is performing by measuring the change in period-over-period net sales in clubs that have been open for the applicable period. Various factors affect comparable club sales, including consumer preferences and trends, product sourcing, offerings and pricing, customer experience and purchase amounts, weather and holiday shopping period timing and length.

Comparable club sales excluding gasoline sales

Comparable club sales excluding gasoline sales is calculated by excluding sales from our gasoline operations from comparable club sales for the applicable period.

Membership fee income

Membership fee income reflects the amount collected from our customers to be a member of our clubs. Membership fee income is recognized in revenue on a straight-line basis over the life of the membership, which is typically twelve months.

Cost of sales

Cost of sales consists primarily of the direct cost of merchandise and gasoline sold at our clubs, including the following:

•	costs associated with operating our distribution centers, including payroll, payroll benefits, occupancy costs and depreciation;

•	freight expenses associated with moving merchandise from vendors to our distribution centers and from our distribution centers to our clubs; and

•	vendor allowances, rebates and cash discounts.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) consist of various expenses related to supporting and facilitating the sale of merchandise in our clubs, including the following:

•	payroll and payroll benefits for club and corporate employees;

•	rent, depreciation and other occupancy costs for retail and corporate locations;

•	advertising expenses;

•	tender costs, including credit and debit card fees;

•	amortization of intangible assets; and

•	consulting, legal, insurance and other professional services expenses.

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing club growth and in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes-Oxley Act. In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A.

Adjusted EBITDA

Adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including compensatory payments related to options, stock-based compensation expense, pre-opening expenses, management fees, non-cash rent, strategic consulting expenses, severance, asset retirement obligations and other adjustments. For a reconciliation of Adjusted EBITDA to income from continuing operations, the most directly comparable GAAP measure, see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted EBITDA

We present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. We define Adjusted EBITDA as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes and depreciation and amortization, adjusted for the impact of certain other items, such as compensatory payments related to options, stock-based compensation expense, preopening expenses, management fees, non-cash rent, strategic consulting, severance, offering-related expenses, and other adjustments. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries. Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Please refer to the specific limitations included in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 28, 2018 (“the Prospectus”).

Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation; to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and to compare our performance against that of other peer companies using similar measures.

The following is a reconciliation of our income from continuing operations to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
(in thousands)
Income (loss) from continuing operations	$(5,490)	$19,815	$8,811	$(38,972)
Interest expense, net	59,555	43,820	104,758	107,890
Provision (benefit) for income taxes	(15,391)	11,146	(10,325)	(21,921)
Depreciation and amortization	41,076	41,216	82,498	82,287
Compensatory payments related to options(1)	—	2,126	—	73,700
Stock-based compensation expense(2)	52,395	2,078	53,365	5,740
Preopening expenses(3)	641	1,226	1,858	2,033
Management fees(4)	1,333	2,017	3,333	4,068
Noncash rent(5)	1,218	1,500	2,441	2,997
Strategic consulting(6)	6,299	10,833	13,248	16,954
Severance(7)	960	—	960	—
IPO costs(8)	761	—	761	—
Other adjustments(9)	(321)	(36)	2,885	(351)

Adjusted EBITDA	$143,036	$135,741	$264,593	$234,425

Adjusted EBITDA as a percentage of net sales	4.4%	4.4%	4.2%	3.9%

(1)	Represents payments to holders of our stock options made pursuant to antidilution provisions in connection with dividends paid to our shareholders.

(2)

Represents non-cash stock-based compensation expense and employer taxes paid by the Company on stock option exercises. Amount includes $47.7 million in expense related to certain restricted stock awards and option awards issued in connection with the Company’s IPO.

(3)	Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.
(4)	Represents management fees paid to our sponsors (or advisory affiliates thereof) in accordance with our management services agreement, which terminated upon closing of the IPO.
(5)	Consists of an adjustment to remove the non-cash portion of rent expense, which has been recorded on a straight-line basis in accordance with GAAP.
(6)	Represents fees paid to external consultants for strategic initiatives of limited duration.
(7)	Represents termination costs to a former executive.
(8)	Represents one-time costs related to the Company’s IPO.
(9)

Other non-cash or discrete items as determined by management, including amortization of a deferred gain from sale lease back transactions in 2013, non-cash accretion expense on asset retirement obligations, obligations associated with our post-retirement medical plan and incremental expense to former executives. The twenty-six weeks ended August 4, 2018 includes an impairment charge of $3.0 million on a club that we relocated.

Free cash flow

We present free cash flow, which is not a recognized financial measure under GAAP, because we use it to report to our board of directors and we believe it assists investors and analysts in evaluating our liquidity. Free cash flow should not be considered as an alternative to cash flows from operations as a liquidity measure. We define free cash flow as net cash provided by operating activities net of capital expenditure.

The following is a reconciliation of our net cash from operating activities to free cash flow for the periods presented:

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
(in thousands)
Net cash from operating activities	$203,219	$53,970
Less: Capital expenditures	75,666	46,253

Free cash flow	$127,553	$7,717

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
(in thousands)
Statement of Operations Data:
Net sales	$3,236,664	$3,103,335	$6,230,406	$5,986,633
Membership fee income	70,441	64,192	138,396	127,722

Total revenues	3,307,105	3,167,527	6,368,802	6,114,355
Cost of sales	2,718,602	2,614,187	5,228,940	5,055,492
Selling, general and administrative expenses	549,188	477,333	1,034,760	1,009,834
Preopening expenses	641	1,226	1,858	2,032

Operating income	38,674	74,781	103,244	46,997
Interest expense, net	59,555	43,820	104,758	107,890

Income (loss) from continuing operations before income taxes	(20,881)	30,961	(1,514)	(60,893)
Provision (benefit) for income taxes	(15,391)	11,146	(10,325)	(21,921)

Income (loss) from continuing operations	(5,490)	19,815	8,811	(38,972)
Loss from discontinued operations, net of income taxes	(124)	(103)	(288)	(210)

Net (loss) income	$(5,614)	$19,712	$8,523	$(39,182)

Operational Data:
Total clubs at end of period	215	215	215	215
Comparable club sales	5.0%	0.1%	4.2%	(0.9)%
Comparable club sales excluding gasoline sales	2.0%	(0.9)%	2.0%	(2.6)%
Adjusted EBITDA (in thousands)	$143,036	$135,741	$264,593	$234,425
Free cash flow (in thousands)	104,341	97,298	127,553	7,717

Thirteen Weeks Ended August 4, 2018 Compared to Thirteen Weeks Ended July 29, 2017

Net Sales

Net sales for the second quarter of fiscal year 2018 were $3.2 billion, a 4.3% increase from net sales reported for the second quarter of fiscal year 2017 of $3.1 billion. The increase was due to a 5.0% increase in comparable club sales.

Comparable club sales

	Thirteen Weeks Ended
	August 4, 2018	July 29, 2017
Comparable club sales	5.0%	0.1%
Less: contribution from gasoline sales	3.0%	1.0%

Comparable club sales excluding gasoline sales	2.0%	(0.9)%

The increase in comparable club sales includes a favorable contribution from gasoline sales of 3.0% due mainly to price inflation.

Comparable club sales excluding gasoline sales increased 2.0% in the second quarter of 2018. The increase was driven primarily by growth in general merchandise of approximately 4% and an increase in sales of edible groceries of approximately 2%. Sales of non-edible groceries and perishables both increased by approximately 1% for the quarter.

The increase in general merchandise sales was driven by strong sales of apparel, televisions and electronics, slightly offset by lower sales in home office supplies. The increase in sales of edible groceries was driven by increased sales of water and other beverages, partially offset by decrease in sales of alcohol. Sales of perishable goods increased due to increase in sales of dairy, fresh seafood and frozen, partially offset by decreased sales in prepared foods and fresh and frozen meat. Sales of non-edible goods increased due to stronger sales in household cleaning, beauty and nutrition offset by lower sales in household goods, adult personal care, grooming and shaving.

Membership fee income

Membership fee income was $70.4 million in the second quarter of fiscal year 2018 versus $64.2 million in the second quarter of fiscal year 2017, a 9.7% increase as the Company began to see the effects of the membership fee increase implemented on January 2, 2018 and the results of member acquisition efforts.

Cost of sales

Costs of sales was $2.7 billion, or 84.0% of net sales, in the second quarter of fiscal year 2018, compared to $2.6 billion, or 84.2% of net sales, in fiscal year 2017. The decrease as a percentage of net sales of 0.2% was driven primarily by continued progress in our category profitability improvement program.

Selling, general and administrative expenses

SG&A increased 15.1% to $549.2 million from $477.3 million in the second quarter last year. SG&A expenses increased primarily due to costs related to the IPO, including stock-based compensation expense directly related to the IPO of $48.9 million and other IPO transaction costs of $0.8 million. The remaining increase as a percent of sales was driven mainly by higher marketing and insurance costs.

Preopening expenses

Preopening expenses were $0.6 million in the second quarter of fiscal year 2018, compared to $1.2 million in the second quarter of fiscal year 2017. Preopening expenses for the second quarter of fiscal year 2018 include charges for one new club expected to open in the third quarter of fiscal year 2018 and one new gasoline station. Preopening expenses for the second quarter of fiscal year 2017 include expenses for one new club that opened during the second quarter of fiscal year 2017.

Interest expense

Interest expense was $59.6 million for the second quarter of fiscal year 2018, compared to $43.8 million for the second quarter of fiscal year 2017. Interest expense for the second quarter of fiscal year 2018 includes interest expense of $37.6 million related to debt service on outstanding borrowings, $1.8 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $19.2 million of charges related to debt refinancing loss on extinguishment of debt and $1.0 million of other interest charges.

Interest expense for the second quarter of fiscal year 2017 includes interest of $40.4 million related to debt service on outstanding borrowings, $2.1 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings and $1.3 million of other interest charges.

Provision for income taxes

The Company’s effective income tax rate from continuing operations was 73.7% for the second quarter of fiscal 2018, compared to 36.0% for the second quarter of fiscal 2017. The change in effective tax rate for the quarter ended August 4, 2018, is due to a reduction in the U.S. federal statutory tax rate from 35.0% to 21.0% as part of the U.S. Tax Cuts and Jobs Act (the “TCJA”) that was enacted in December 2017 and a significant stock option windfall tax benefit recorded in the second quarter of fiscal year 2018. The Company projects the estimated annual effective tax rate for fiscal year 2018 to be 27.2% excluding the tax effect of discrete events.

Loss from discontinued operations

Loss from discontinued operations (net of income tax benefit) was $0.1 million in both the second quarter of fiscal year 2018, and 2017. The loss for both periods consists of post-tax accretion expense on lease obligations related to two closed locations.

Twenty-Six Weeks Ended August 4, 2018 Compared to Twenty-Six Weeks Ended July 29, 2017

Net Sales

Net sales for the first six months of fiscal year 2018 were $6.2 billion, a 4.1% increase compared to net sales for the first six months of fiscal year 2017 of $6.0 billion. The increase was driven by an increase in comparable club sales of 4.2%.

Comparable club sales

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Comparable club sales	4.2%	(0.9)%
Less: contribution from gasoline sales	2.2%	1.7%

Comparable club sales excluding gasoline sales	2.0%	(2.6)%

The increase in comparable club sales includes a favorable contribution from gasoline sales of 2.2% due to price inflation.

Comparable club sales excluding gasoline sales increased 2.0% in the first six months of fiscal year 2018 due to increases of approximately 2% in edible groceries, non-edible groceries, and perishables and an approximate 1% increase in the sales of general merchandise.

The increase in edible grocery sales was driven by increased sales of water and active nutrition, partially offset by decreased sales of alcohol. The increase in non-edible grocery sales was due to growth in household cleaning and beauty care, partially offset by decreases in pet care sales. Perishables sales were driven by higher sales of fresh seafood and floral, partially offset by decreased sales of prepared meals.

Membership fee income

Membership fee income was $138.4 million for the first six months of fiscal year 2018 compared to $127.7 million for the first six months of fiscal year 2017, an 8.4% increase. The growth was driven by the membership fee increase that was effective January 2, 2018 and recent member acquisition efforts.

Cost of sales

Cost of sales was $5.2 billion, or 83.9% of net sales, for the first six months of fiscal year 2018, compared to $5.1 billion, or 84.4% of net sales, for the first six months of fiscal year 2017. The decrease as a percentage of net sales of 0.5% was attributable primarily to successful assortment optimization and better sales penetration of private label items.

Selling, general and administrative expenses

SG&A expenses were $1.0 billion, or 16.6% of net sales, for the first six months of fiscal year 2018, compared to $1.0 billion, or 16.9% of net sales, for the first six months of fiscal year 2017. The 0.3% decrease was driven by higher expenses in last year’s quarter due to compensatory payments to option holders of $73.7 million. This year’s SG&A results also include stock-based compensation related to the IPO of $48.9 million, IPO costs of $0.8 million and a $3.0 asset impairment charge on a club that was relocated. The remaining increase as a percent of sales was driven mainly by higher marketing and insurance costs.

Preopening expenses

Preopening expenses were $1.9 million for first six months of fiscal year 2018 compared to $2.0 million for first six months of fiscal year 2017. Preopening expenses for fiscal year 2018 include expenses for one new club, one relocated club opening and a gas station. Preopening expenses for the first six months of fiscal year 2017 include expenses for one new club.

Interest expense

Interest expense was $104.8 million for the first six months of fiscal year 2018, compared to $107.9 million for the first six months of fiscal year 2017. Interest expense for the first six months of fiscal year 2018 included interest expense of $79.8 million related to debt service on outstanding borrowings, $3.9 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $19.2 million of charges related to debt refinancing loss on extinguishment of debt and $2.0 million of other interest charges.

Interest expense for the first six months of fiscal year 2017 included interest of $79.3 million related to debt service on outstanding borrowings, $4.1 million of amortization expense on the deferred financing costs and original issue discounts on our outstanding borrowings, $22.5 million of charges related to refinancing of debt and $2.0 million of other interest charges.

Provision for income taxes

The Company’s effective income tax rate from continuing operations was 682.0% for the twenty-six weeks ending August 4, 2018 compared to 36.0% for the same period last year. The higher effective tax rate for the twenty-six weeks ended August 4, 2018, is due to a reduction in the U.S. federal statutory tax rate from 35.0% to 21.0% as part of the U.S. Tax Cuts and Jobs Act (the “TCJA”) that was enacted in December 2017, and a significant stock option windfall tax benefit recorded in the current period. The Company projects the estimated annual effective tax rate for fiscal year 2018 to be 27.2% excluding the tax effect of discrete events.

Loss from discontinued operations

Loss from discontinued operations (net of income tax benefit) was $0.3 million for the first six months of fiscal year 2018, compared to $0.2 million for the first six months of fiscal year 2017. The loss for both periods consists of post-tax accretion expense on lease obligations related to two closed locations.

Seasonality

Our business is moderately seasonal in nature. Historically, our business has realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively. Our quarterly results have been and will continue to be affected by the timing of new club openings and their associated preopening costs. As a result, of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Credit Facility. Cash and cash equivalents totaled $31.3 million as of August 4, 2018. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Credit Facility (as defined below) will be sufficient to finance our operations, meet our current debt obligations, and fund anticipated capital expenditures.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
(in thousands)
Net cash provided by operating activities	$203,219	$53,970
Net cash used in investing activities	(75,666)	(46,253)
Net cash used in financing activities	(131,202)	(6,864)

Net increase (decrease) in cash and cash equivalents	$(3,649)	$853

Net Cash from Operating Activities

Net cash provided by operating activities was $203.2 million for the first six months of fiscal year 2018, compared to $54.0 million for the first six months of fiscal year 2017. The increase in operating cash flow was primarily due to increased operating income from improved margin rates, and increased membership fee income, along with a favorable change in working capital due to improved inventory levels and quicker collections of accounts receivable. In addition, last year’s result includes $73.7 million of compensatory payments to stock option holders.

Average inventory per club decreased 2.5% compared to the end of last year’s second quarter due to better sales results and improved inventory turns.

Net Cash from Investing Activities

Cash used for capital expenditures was $75.7 million for the first six months of fiscal year 2018, compared to $46.3 million for the first six months of fiscal year 2017. The increase is due to more investment in club maintenance programs and IT projects.

Net Cash from Financing Activities

Cash used in financing activities for the first six months of fiscal year 2018 was $131.2 million and includes net payments of $124.0 million on the ABL Credit Facility and net payments of $22.8 million on the First Lien Term Loan (as defined below), $631.3 million on the extinguishment of Second Lien Term Loan (as defined below), partially offset by net proceeds from the IPO of $685.9 million.

Financing Obligations

On February 3, 2017, we entered into a senior secured asset based revolving credit and term facility (as amended, the “ABL Facility”). On February 3, 2017, we entered into a senior secured first lien term loan facility (the “First Lien Facility”) and a senior secured second lien term loan facility (the “Second Lien Facility” and, together with the First Lien Facility, the “Term Loan Facilities”). We entered into the ABL Facility and Term Loan Facilities in part to amend our prior ABL facility and refinance our prior term loan facilities. The Second Lien Term loan was fully repaid on July 2, 2018 in connection with the closing of the IPO.”

On August 13, 2018, the Company refinanced its First Lien Term Loan. The Company used the proceeds from a refinancing amendment (“Term Loan Amendment”) to its First Lien Term Loan and drew $350 million under its ABL facility to fund the transaction. As amended, First Lien Term Loan is in an initial principal amount of $1.54 billion and has an applicable rate of 3.00% for LIBOR loans and 2.00% for base rate loans (in each case, with a 0.25% stepdown at first lien net leverage of 3.00 to 1.00), provided that until delivery of financial statements for the first full fiscal quarter ending after August 13, 2018, the applicable rate is 3.00% for LIBOR loans and 2.00% for base rate loans. The Company paid debt costs of $1.8 million and accrued interest of $1.2 million at closing.

On August 17, 2018, the Company amended its ABL facility to extend the maturity date from February 3, 2022 to August 17, 2023 and to reduce the applicable interest rates and letter of credit fees on the facility. As amended, the applicable rate on revolving credit loans is LIBOR plus a range of 125 to 175 or base rate plus a range of 25 to 75 basis points and the applicable rate on term loans is LIBOR plus a range of 200 to 250 basis points or base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable rate of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The amendment also reduced the fees applicable to letters of credit (including further step downs upon achieving total net leverage of 3.00 to 1.00). The amended interest rate margins and fee levels represent a reduction of between 12.5 basis points and 75 basis points from prior equivalent levels. Upon closing of the amendment and until February 1, 2019, the applicable margin for revolving loans will be set at LIBOR plus 125 basis points or base rate plus 25 basis points and the applicable margin for term loans will be set at LIBOR plus 200 basis points or base rate plus 100 basis points (including, if applicable, any step downs based on achieving total net leverage of 3.00 to 1.00). The Company paid debt costs of $750,000 at closing.

Contractual Obligations

The Company’s contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital needs. As of August 4, 2018, there were no material changes to our contractual obligations from those described in our Prospectus.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements. We do enter into operating lease commitments, letters of credit and purchase obligations in the normal course of our operations.

Critical Accounting Policies and Use of Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Prospectus. There were no material changes to our critical accounting policies through August 4, 2018 from those discussed in our Prospectus. For a full discussion of our significant accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For a full discussion of recently issued accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in market interest rates and these changes in rates will impact our net interest expense and our cash flow from operations. Substantially all our borrowings carry variable interest rates. An increase in interest rates could have a material impact on our cash flow. As of February 3, 2018, a 100-basis point increase in assumed interest rates for our variable interest credit facilities, before impact of any hedges, would have had an annual impact of approximately $24.9 million on interest expense. We had a forward cap arrangement covering $1.0 billion notional of the outstanding principal balance that capped our interest rate exposure through September 29, 2017. We do not have any interest rate swaps or other hedging arrangements to mitigate interest rate.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 4, 2018.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various litigations, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, we do not believe that any will have a material adverse impact on our business, financial condition or results of operations

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following factors which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) and/or stock price. Our business is also subject to general risks and uncertainties that may broadly affect companies, including us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, results of operations and/or stock price.

Risks Relating to Our Business

Our business may be affected by issues that affect consumer spending.

Our results of operations are affected by the level of consumer spending and, therefore, by changes in the economic factors that impact consumer spending. Certain economic conditions or events, such as a contraction in the financial markets; high rates of inflation or deflation; high unemployment levels; decreases in consumer disposable income; unavailability of consumer credit; higher consumer debt levels; higher tax rates and other changes in tax laws; higher interest rates; higher fuel, energy and other commodity costs; weakness in the housing market; higher insurance and health care costs; and product cost increases resulting from an increase in commodity prices, could reduce consumer spending generally, which could cause our customers to spend less or to shift their spending to our competitors. Reduced consumer spending may result in reduced demand for our items and may also require increased selling and promotional expenses. Issues or trends that affect consumer spending broadly could affect spending by our members disproportionately. A reduction or shift in consumer spending could negatively impact our business, results of operations and financial condition.

We depend on having a large and loyal membership, and any harm to our relationship with our members could have a material adverse effect on our business, net sales and results of operations.

We depend on having a large and loyal membership. Our membership fee income is a substantial source of profit for us, contributing approximately half of our Adjusted EBITDA during fiscal year 2017. Further, our net sales are directly affected by the number of our members, the number of BJ’s Perks Rewards® members and holders of our My BJ’s Perks® Mastercard credit cards, the frequency with which our members shop at our clubs and the amount they spend on those trips, which means the loyalty and enthusiasm of our members directly impacts our net sales and operating income. Accordingly, anything that would harm our relationship with our members and lead to lower membership renewal rates or lower spending by members in our clubs could materially adversely affect our net sales, membership fee income and results of operations.

Factors that could adversely affect our relationship with our members include:

•	our failure to remain competitive in our pricing relative to our competitors;

•	our failure to provide the expected quality of merchandise;

•	our failure to offer the mix of products that our members want;

•	events that harm our reputation or the reputation of our private brands;

•	our failure to provide the convenience that our members may expect over time, including with respect to technology, delivery and physical location;

•	increases to our membership fees; and

•	increased competition from stores, clubs or internet retailers that have a more attractive mix of price, quality and convenience.

In addition, we constantly need to attract new members to replace our members who fail to renew and to grow our membership base. If we fail to attract new members, our membership fee income and net sales could suffer.

Our business plan and operating results depend on our ability to procure the merchandise we sell at the best possible prices.

Our business plan depends on our ability to procure the merchandise we sell at the best possible prices. Because we price our merchandise aggressively, the difference between the price at which we sell a given item and the cost at which we purchase it is often much smaller than it would be for our non-club competitors. Further, it is often not possible for us to reflect increases in our cost of goods by increasing our prices to members. Accordingly, small changes in the prices at which we purchase our goods can have a substantial impact on our operating profits. In fiscal year 2016, we began an initiative to obtain lower cost of goods on the merchandise we sell. If we fail in our efforts to reduce the prices we pay for goods, our growth could suffer. If the prices we pay for goods increase, our operating profit and results of operations could suffer, and if we are forced to increase our prices to our members, our member loyalty could suffer.

Competition may adversely affect our profitability.

The retail business is highly competitive. We compete primarily against other warehouse club operators and grocery and general merchandise retailers, including supermarkets and supercenters, and gasoline stations. Given the value and bulk purchasing orientation of our customer base, we compete to a lesser extent with internet retailers, hard discounters, department and specialty stores and other operators selling a narrow range of merchandise. Some of these competitors, including two major warehouse club operators—Sam’s Club (a division of Wal-Mart Stores, Inc.) and Costco Wholesale Corporation— operate on a multi-national basis and have significantly greater financial and marketing resources than BJ’s. These retailers and wholesalers compete in a variety of ways, including with respect to price, services offered to customers, distribution strategy, merchandise selection and availability, location, convenience, store hours and the attractiveness and ease of use of websites and mobile applications. The evolution of retailing through online and mobile channels has also improved the ability of customers to comparison shop with digital devices, which has enhanced competition. We cannot guarantee that we will be able to compete successfully with existing or future competitors. Our inability to respond effectively to competitive factors may have an adverse effect on our profitability as a result of lost market share, lower sales or increased operating costs, among other things

We depend on vendors to supply us with quality merchandise at the right time and at the right price.

We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices. We source our merchandise from a wide variety of domestic and international vendors. Finding qualified vendors who meet our standards and accessing merchandise in a timely and efficient manner are significant challenges, especially with respect to vendors located and merchandise sourced outside the United States. We have no assurances of continued supply, pricing or access to new products, and, in general, any vendor could at any time change the terms upon which it sells to us or may discontinue selling to us. In addition, member demand may lead to insufficient in-stock positions of our merchandise.

Disruptions in our merchandise distribution, including disruption through a third-party perishables consolidator, could adversely affect sales and member satisfaction.

We depend on the orderly operation of our merchandise receiving and distribution process, primarily through our Company-operated and contracted distribution centers. Although we believe that our receiving and distribution process is efficient, unforeseen disruptions in operations due to fires, tornadoes, hurricanes, earthquakes or other catastrophic events, labor issues or other shipping problems (which may include, but are not limited to, instrikes, slowdowns or work stoppages at the ports of entry for the merchandise that we import) may result in delays in the delivery of merchandise to our clubs, which could adversely affect sales and the satisfaction of our members. In addition, increases in distribution costs, including but not limited to trucking and freight costs, could adversely affect our costs, which could adversely affect our operating profit and results of operations.

One third-party distributor currently consolidates a substantial majority of our perishables for shipment to our clubs. While we believe that such a consolidation is in our best interest overall, any disruption in the operations of this distributor could materially impact our sales and profitability. In addition, a prolonged disruption in the operations of this distributor could require us to seek alternative perishables distribution arrangements, which may not be on attractive terms and could lead to delays in distribution of this merchandise, either of which could have a significant and material adverse effect on our business, results of operations and financial condition.

We may not identify timely or respond effectively to consumer trends, which could negatively affect our relationship with our members, the demand for our products and services and our market share.

It is difficult to predict consistently and successfully the products and services our members will demand over time. Our success depends, in part, on our ability to identify and respond to evolving trends in demographics and member preferences. Failure to identify timely or respond effectively to changing consumer tastes, preferences (including those relating to sustainability of product sources) and spending patterns could lead us to offer our members a mix of products or a level of pricing that they do not find attractive. This could negatively affect our relationship with our members, leading them to reduce both their visits to our clubs and the amount they spend and potentially impacting their decision to renew their membership. Such a result would adversely affect the demand for our products and services and our market share. If we are not successful at predicting our sales trends and adjusting accordingly, we may also have excess inventory, which could result in additional markdowns and reduce our operating performance. This could have an adverse effect on margins and operating income.

We are subject to payment-related risks, including risks to the security of payment card information.

We accept payments using an increasing variety of methods, including cash, checks, our co-branded credit cards and a variety of other credit and debit cards, as well as Masterpass, Paypal, Apple Pay,® Google Pay and EBT. Our efficient operation, like that of most retailers, requires the transmission of information permitting cashless payments. As we offer new payment options to our members, we may be subject to additional rules, regulations and compliance requirements, along with higher fraud losses. For certain payment methods, we pay interchange and other related card acceptance fees, along with additional transaction processing fees. We rely on third parties to provide secure and reliable payment transaction processing services, including the processing of credit and debit cards, and our co-branded credit card, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. For example, we are subject to Payment Card Industry Data Security Standards (“PCI DSS”), which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We are also subject to a consent decree entered by the Federal Trade Commission (the “FTC”) in 2005 in connection with a complaint alleging that we had failed to adequately safeguard members’ personal data. Under the consent decree, we are required to maintain a comprehensive information security program that is reasonably designed to protect the security, confidentiality and integrity of personal information collected from or about our members. In addition, if our third-party processor systems are breached or compromised, we may be subject to substantial fines, remediation costs, litigation and higher transaction fees and lose our ability to accept credit or debit card payments from our members, and our reputation, business and operating results could also be materially adversely affected.

Our security measures have been breached in the past and may in the future be undermined due to the actions of outside parties, including nation-state sponsored actors, employee error, internal or external malfeasance, or otherwise, and, as a result an unauthorized party may obtain access to our data systems and misappropriate, alter, or destroy business and personal information, including payment card information. Such information may also be placed at risk through our use of outside vendors, which may have data security systems that differ from those that we maintain or are more vulnerable to breach. For example, in March 2018, our travel vendor informed us that the personal data of several hundred of our members had been compromised because of a data breach at Orbitz, which that vendor used as a platform for making online travel bookings. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, discover or counter them in a timely fashion, or implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation and harm to our relationship with our members, any of which could have an adverse effect on our business.

Changes in laws related to the Supplemental Nutrition Assistance Program (“SNAP”), to the governmental administration of SNAP or to SNAP’s electronic benefit transfer (“EBT”) systems could adversely impact our results of operations.

Under SNAP, we are currently authorized to accept EBT payments, or food stamps, at our clubs as tender for eligible items, and payments via EBT accounted for approximately 5% of our net sales for fiscal years 2015-2017. Changes in state and federal laws governing the SNAP program, including rules on where and for what EBT cards may be used, could reduce sales at our clubs. For example, in February 2018, the federal government proposed reductions in food stamp program spending and changes in the program’s administration, including the provision of benefits to recipients in the form of government-purchased food items instead of electronic credits and disbursements that can be used to purchase food items (including at our clubs). Any such spending reductions or changes could therefore decrease sales at our clubs and thereby materially and adversely affect our business, financial condition and results of operations.

Our success depends on our ability to attract and retain a qualified management team and other team members while controlling our labor costs.

We are dependent upon a number of key management and other team members. If we were to lose the services of one or more of our key team members, this could have a material adverse effect on our operations. Our continued success also depends upon our ability to attract and retain highly qualified team members to meet our future growth needs while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including healthcare costs and prevailing wage rates, which may be affected by, among other factors, competitive wage pressure, minimum wage laws and general economic conditions. If we experience tight labor markets, either regionally or in general, we may have to increase our wages, which could increase our selling, general and administrative expenses and adversely affect our operating income. We compete with other retail and non-retail businesses for these employees and invest significant resources in training them. There is no assurance that we will be able to attract or retain highly qualified team members to operate our business.

Union attempts to organize our team members could disrupt our business.

In the past, unions have attempted to organize our team members at certain of our clubs and distribution centers. Our management and team members may be required to devote their time to respond to union activities, which could be distracting to our operations. Future union activities, including organizing efforts, slow-downs or work stoppages could negatively impact our business and results of operations. Changes in labor laws or regulations in this area could also adversely impact our business if such changes promote union activity.

We rely extensively on information technology to process transactions, compile results and manage our businesses. Failure or disruption of our primary and back-up systems could adversely affect our businesses.

Given the very high volume of transactions we process each year, it is important that we maintain uninterrupted operation of our business-critical computer systems. Our systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes and errors by our employees. If our systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer serious interruptions in our operations, which might not be short-lived, in the interim. Any material interruption in these systems could have a material adverse effect on our business and results of operations. In addition, the cost of securing our systems against failure or attack is considerable, and increases in these costs, particularly in the wake of a breach or failure, could be material.

Our comparable club sales and quarterly operating results may fluctuate significantly.

Our comparable club sales may be adversely affected for many reasons, including new club openings by our competitors and the opening of our own new clubs that may cannibalize existing club sales. Comparable club sales may also be affected by cycling against strong sales in the prior year, by new clubs entering into our comparable club base and by price reductions in response to competition.

Our quarterly operating results may be adversely affected by a number of factors including losses in new clubs, price changes in response to competitors’ prices, increases in operating costs, volatility in gasoline, energy and commodity prices, increasing penetration of sales of our private label brands (Wellsley Farms® and Berkley Jensen®), federal budgetary and tax policy, weather conditions, natural disasters, local economic conditions and the timing of new club openings and related start-up costs.

Changes in our product mix or in our revenues from gasoline sales could negatively impact our revenue and results of operations.

Certain of our key performance indicators, including net sales, operating income and comparable club sales, could be negatively impacted by changes to our product mix or in the price of gasoline. For example, we continue to add private label products to our assortment of product offerings at our clubs, sold under our Wellsley Farms and Berkley Jensen private labels. We generally price these private label products lower than the manufacturer branded products of comparable quality that we also offer. Accordingly, a shift in our sales mix in which we sell more units of our private label products and fewer units of our manufacturer branded products would have an adverse impact on our overall net sales. Also, as we continue to add gas stations to our club base, and increase our sales of gasoline, this could adversely affect our profit margins. Since gasoline generates lower profit margins than the remainder of our business, we could expect to see our overall gross profit margin rates decline as sales of gasoline increase. In addition, gasoline prices have been historically volatile and may fluctuate widely due to changes in domestic and international supply and demand. Accordingly, significant changes in gasoline prices may substantially affect our net sales notwithstanding that the profit margin and unit sales for gasoline are largely unchanged, and this effect may increase as gasoline sales make up a larger portion of our revenue.

Research analysts and investors may recognize and react to the foregoing changes to our key performance indicators and believe that they indicate a decline in our performance, and this could occur regardless of whether the underlying cause has an adverse impact on our profitability. If we suffer an adverse change to our key performance indicators, this could adversely affect the trading price of our common stock.

Product recalls could adversely affect our sales and results of operations.

If our merchandise offerings, including food and general merchandise products, do not meet applicable safety standards or our members’ expectations regarding safety, we could experience lost sales and increased costs and be exposed to legal and reputational risk. The sale of these items involves the risk of health-related illness or injury to our members. Such illnesses or injuries could result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases or faulty design. We are dependent on our vendors, including vendors located outside the United States, to ensure that the products we buy comply with all safety standards. While all of our vendors must comply with applicable product safety laws, it is possible that a vendor will fail to comply with these laws or otherwise fail to ensure the safety of its products. Further, while our vendors generally must agree to indemnify us in the case of loss, it is possible that a vendor will fail to fulfill that obligation.

If a recall does occur, we have procedures in place to notify our clubs and, if appropriate, the members who have purchased the goods in question. We determine the appropriateness on a case-by-case basis, based, in part, on the size of the recall, the severity of the potential impact to the member and our ability to contact the purchasers of the products in question. While we are subject to governmental inspection and regulations and work to comply in all material respects with applicable laws and regulations, it is possible that consumption or use of our products could cause a health-related illness or injury in the future and that we will be subject to claims, lawsuits or government investigations relating to such matters. This could result in costly product recalls and other liabilities that could adversely affect our business and results of operations. Even if a product liability claim is unsuccessful or is not fully pursued, negative publicity could adversely affect our reputation with existing and potential members and our corporate and brand image, including that of our Wellsley Farms and Berkley Jensen private labels, and could have long-term adverse effects on our business.

If we do not successfully maintain a relevant omnichannel experience for our members, our results of operations could be adversely impacted.

Omnichannel retailing is rapidly evolving, and we must keep pace with changing member expectations and new developments by our competitors. Our members are increasingly using mobile phones, tablets and other devices to shop and to interact with us through social media. We continue to make technology investments in our website and mobile application. If we are unable to make, improve or develop relevant member-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.

We depend on the financial performance of our operations in the New York metropolitan area.

Our financial and operational performance is dependent on our operations in the New York metropolitan area, which accounted for 25% of net sales in fiscal year 2017. We consider 39 of our clubs to be located in the New York metropolitan area. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our operations in the New York metropolitan area could arise from, among other things, slower growth or declines in our comparable club sales; negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for club openings; cannibalization of existing locations by new clubs; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in this market, including higher levels of unemployment, depressed home values and natural disasters; regional economic problems; changes in local regulations; terrorist attacks; and failure to consistently provide a high quality and well-assorted mix of products to retain our existing member base and attract new members.

Our growth strategy to open new clubs involves risks.

Our long-term sales and income growth is dependent to a certain degree on our ability to open new clubs and gasoline stations in both existing markets and new markets. Opening new clubs is expensive and involves substantial risks that may prevent us from receiving an appropriate return on that investment. We may not be successful in opening new clubs and gasoline stations on the schedule we have planned or at all, and the clubs and gasoline stations we open may not be successful. Our expansion is dependent on finding suitable locations, which may be affected by local regulations, political opposition, construction and development costs and competition from other retailers for particular sites. If prospective landlords find it difficult to obtain credit, we may need to own more new clubs rather than lease them. Owned locations require more initial capital and therefore, the need to own new locations could constrain our growth. If we are able to secure new sites and open new locations, these locations may not be profitable for many reasons. For example, we may not be able to hire, train and retain a suitable work force to staff these locations or to integrate new clubs successfully into our existing infrastructure, either of which could prevent us from operating the clubs in a profitable manner. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a stronger, more well-established market presence. We may also improperly judge the suitability of a particular site. Any of these factors could cause a site to lose money or otherwise fail to provide a proper return on investment. If we fail to open new clubs as quickly as we have planned, our growth will suffer. If we open sites that we do not or cannot operate profitably, then our financial condition and results from operations could suffer.

Because we compete to a substantial degree on price, changes affecting the market prices of the goods we sell could adversely affect our net sales and operating profit.

It is an important part of our business plan that we offer value to our members, including offering prices that are substantially below certain of our competitors. Accordingly, we carefully monitor the market prices of the goods we sell in order to maintain our pricing advantage. If our competitors substantially lower their prices, we would be forced to lower our prices, which could adversely impact our margins and results of operations. In addition, the market price of the goods we sell can be influenced by general economic conditions. For example, if we experience a general deflation in the prices of the goods we sell, this would reduce our net sales and potentially adversely affect our operating income.

Any harm to the reputation of our private label brands could have a material adverse effect on our results of operations.

We sell many products under our private label brands, Wellsley Farms and Berkley Jensen. Maintaining consistent product quality, competitive pricing and availability of these products is essential to developing and maintaining member loyalty to these brands. These products generally carry higher margins than manufacturer branded products of comparable quality carried in our clubs and represent a growing portion of our overall sales. If our private label brands experience a loss of member acceptance or confidence, our net sales and operating results could be adversely affected.

We may not be able to protect our intellectual property adequately, which, in turn, could harm the value of our brand and adversely affect our business.

We rely on our proprietary intellectual property, including trademarks, to market, promote and sell our products in our clubs. Our ability to implement our business plan successfully depends in part on our ability to build further brand recognition using our trademarks, service marks, proprietary products and other intellectual property, including our name and logos and the unique character and atmosphere of our clubs. We monitor and protect against activities that might infringe, dilute or otherwise violate our trademarks and other intellectual property and rely on the trademark and other laws of the United States.

We may be unable to prevent third parties from using our intellectual property without our authorization. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could harm our competitive position and have a material adverse effect on our financial condition, cash flows or results of operations. Additionally, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets or other intellectual property.

Additionally, we cannot be certain that we do not or will not in the future infringe on the intellectual property rights of third parties. From time to time, we have been subject to claims from third parties that we have infringed upon their intellectual property rights and we face the risk of such claims in the future. Even if we are successful in these proceedings, any intellectual property infringement claims against us could be costly, time-consuming, harmful to our reputation, divert the time and attention of our management and other personnel, or result in injunctive or other equitable relief that may require us to make changes to our business, any of which could have a material adverse effect on our financial condition, cash flows or results of operations. With respect to any third party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms.

Our business is moderately seasonal, and weak performance during one of our historically strong seasonal periods could have a material adverse effect on our operating results for the entire fiscal year.

Our business is moderately seasonal, with a meaningful portion of our sales dedicated to seasonal and holiday merchandise, resulting in the realization of higher portions of net sales and operating income in the second and fourth fiscal quarters. Due to the importance of our peak sales periods, which include the spring and year-end holiday seasons, the second and fourth fiscal quarters have historically contributed, and are expected to continue to contribute, significantly to our operating results for the entire fiscal year. In anticipation of seasonal increases in sales activity during these periods, we incur significant additional expense prior to and during our peak seasonal periods, which we may finance with additional short-term borrowings. These expenses may include the acquisition of additional inventory, seasonal staffing needs and other similar items. As a result, any factors negatively affecting us during these periods, including adverse weather and unfavorable economic conditions, could have a material adverse effect on our results of operations for the entire fiscal year.

Implementation of technology initiatives could disrupt our operations in the near team and fail to provide the anticipated benefits.

As our business grows, we continue to make significant technology investments both in our operations and in our administrative functions. The costs, potential problems and interruptions associated with the implementation of technology initiatives could disrupt or reduce the efficiency of our operations in the near term. They may also require us to divert resources from our core business to ensure that implementation is successful. In addition, new or upgraded technology might not provide the anticipated benefits; it might take longer than expected to realize the anticipated benefits; and the technology might fail or cost more than anticipated.

Insurance claims could adversely impact our results of operations.

We use a combination of insurance and self-insurance plans to provide for potential liability for workers’ compensation, general liability, property, fiduciary liability and employee and retiree health care. Liabilities associated with the risk retained by the Company are estimated based on historical claims experience and other actuarial assumptions believed to be reasonable under the circumstances. Our results of operations could be adversely impacted if actual future occurrences and claims differ from our assumptions and historical trends.

Natural disasters or other catastrophes could negatively affect our business, financial condition and results of operations.

Natural disasters, such as hurricanes, typhoons or earthquakes, particularly in locations where our centralized operating systems and administrative personnel are located, could negatively affect our operations and financial performance. For example, our operations are concentrated primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snow storm, could have a material adverse effect on a substantial portion of our operations. Such events could result in physical damage to one or more of our properties, the temporary closure of one or more clubs, one or more of our Company-operated or contracted distribution centers or our home office facility, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products, the temporary disruption in the transport of goods to or from overseas, delays in the delivery of goods to our clubs or distribution centers and the temporary reduction in the availability of products in our clubs. Public health issues, whether occurring in the U.S. or abroad, or terrorist attacks could also disrupt our operations, disrupt the operations of suppliers or members or have an adverse impact on consumer spending and confidence levels. These events could also reduce demand for our products or make it difficult or impossible to procure products. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Inventory shrinkage could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the risk of inventory loss and theft. Our inventory shrinkage rates have not been material, or fluctuated significantly in recent years, although it is possible that rates of inventory loss and theft in the future will exceed our estimates and that our measures will be ineffective in reducing our inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, for example as a result of increased use of self-checkout technologies, it could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks associated with leasing substantial amounts of space.

We lease the substantial majority of our retail properties, each of our three company-operated distribution centers and our corporate office. The profitability of our business is dependent on operating our current club base with favorable margins, opening and operating new clubs at a reasonable profit, renewing leases for clubs in desirable locations and, if necessary, identifying and closing underperforming clubs. We enter into leases for a significant number of our club locations for varying terms. Typically, a large portion of a club’s operating expense is the cost associated with leasing the location.

We are typically responsible for taxes, utilities, insurance, repairs and maintenance for our leased retail properties. Our rent expense for fiscal years 2015, 2016 and 2017 totaled $287.5 million, $298.1 million and $301.9 million, respectively. Our future minimum rental commitments for all operating leases in existence as of February 3, 2018 was $302.6 million for fiscal year 2018 and total $3,122.8 million in aggregate for fiscal years 2019 through 2040. We expect that many of the new clubs we open will also be leased to us under operating leases, which will further increase our operating lease expenditures and require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our ABL Facility or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.

The operating leases for our retail properties, distribution centers and corporate office expire at various dates through 2040. A number of the leases have renewal options for various periods of time at our discretion. One of our retail property leases and none of our distribution center leases expire prior to 2027. When leases for our clubs with ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all. Further, if we attempt to relocate a club for which the lease has expired, we may be unable to find a new location for that club on commercially acceptable terms or at all, and the relocation of a club might not be successful for other reasons. Any of these factors could cause us to close clubs in desirable locations, which could have an adverse impact on our results of operations.

Over time, current club locations may not continue to be desirable because of changes in demographics within the surrounding area or a decline in shopping traffic, including traffic generated by other nearby clubs. We may not be able to terminate a particular lease if or when we would like to do so. If we decide to close clubs, we are generally required to continue to pay rent and operating expenses for the balance of the lease term, which could be expensive. Even if we are able to assign or sublease vacated locations where our lease cannot be terminated, we may remain liable on the lease obligations if the assignee or sublessee does not perform.

Non-compliance with privacy and information security laws, especially as it relates to maintaining the security of member-related personal information, may damage our business and reputation with members, or result in our incurring substantial additional costs and becoming subject to litigation.

The use of individually identifiable data by our business is regulated at the federal and state levels. Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new administrative processes. If we fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal or financial risk as a result of non-compliance.

For example, as do most retailers and wholesale club operators, we and certain of our service providers receive certain personal information about our members. In addition, our online operations at www.bjs.com depend upon the secure transmission of confidential information over public networks. A compromise of our security systems or those of some of our business partners that results in our members’ personal information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations.

Federal, state, regional and local laws and regulations relating to the cleanup, investigation, use, storage, discharge and disposal of hazardous materials, hazardous and non-hazardous wastes and other environmental matters could adversely impact our business, financial condition and results of operations.

We are subject to a wide variety of federal, state, regional and local laws and regulations relating to the use, storage, discharge and disposal of hazardous materials, hazardous and non-hazardous wastes and other environmental matters. Failure to comply with these laws could result in harm to our members, employees or others, significant costs to satisfy environmental compliance, remediation or compensatory requirements, private party claims, or the imposition of severe penalties or restrictions on operations by governmental agencies or courts that could adversely affect our business, financial condition, cash flows and results of operations. In addition, risks of substantial costs and liabilities, including for the investigation and remediation of past or present contamination at our current or former properties (whether or not caused by us), are inherent in our operations, particularly with respect to our gasoline stations. There can be no assurance that substantial costs and liabilities for the investigation and remediation of contamination will not be incurred.

Our e-commerce business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.

As our e-commerce business grows, we increasingly encounter the risks and difficulties that internet-based businesses face. The successful operation of our e-commerce business, and our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depend on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our e-commerce business include:

•

uncertainties associated with our website, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, inadequate system capacity, computer viruses, human error, security breaches and legal claims related to our website operations and e-commerce fulfillment;

•	disruptions in telecommunications service or power outages;

•	reliance on third parties for computer hardware and software and delivery of merchandise to our customers;

•	rapid changes in technology;

•	credit or debit card fraud and other payment processing related issues;

•	changes in applicable federal and state regulations;

•	liability for online content;

•	cybersecurity and consumer privacy concerns and regulation; and

•	natural disasters.

Problems in any of these areas could result in a reduction in sales; increased costs; sanctions or penalties; and damage to our reputation and brands. Personal information from our members may also be placed at risk through our use of outside vendors, which may have data security systems that differ from those that we maintain or are more vulnerable to breach. For example, in March 2018, our travel vendor informed us that the personal data of several hundred of our members had been compromised because of a data breach at Orbitz, which that vendor used as a platform for making online travel bookings. Further, if we invest substantial amounts in developing our e-commerce capabilities, these factors or others could prevent those investments from being effective.

In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools (such as paid search and mobile applications, among others), which may increase our costs and which may not increase sales or attract customers. If we are unable to allow real-time and accurate visibility into product availability when customers are ready to purchase, fulfill our customers’ orders quickly and efficiently using the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate sales channel or manage our online sales effectively, our ability to compete and our results of operations could be adversely affected.

Furthermore, if our e-commerce business successfully grows, it may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical locations, thereby detracting from the financial performance of our clubs.

We are subject to a number of risks because we import some of our merchandise.

We imported approximately 4% of our merchandise directly from foreign countries such as China, Vietnam, Bangladesh and India during fiscal year 2017. In addition, many of our domestic vendors purchase a portion of their products from foreign sources.

Foreign sourcing subjects us to a number of risks generally associated with doing business abroad including lead times, labor issues, shipping and freight constraints, product and raw material issues, political and economic conditions, government policies, tariffs and restrictions, epidemics and natural disasters.

If any of these or other factors were to cause supply disruptions or delays, our inventory levels may be reduced or the cost of our products may increase unless and until alternative supply arrangements could be made. Merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad. Any shortages of merchandise (especially seasonal and holiday merchandise), even if temporary, could result in missed opportunities, reducing our sales and profitability. It could also result in our customers seeking and obtaining the products in question from our competitors.

In addition, reductions in the value of the U.S. dollar or increases in the value of foreign currencies could ultimately increase the prices that we pay for our products. We have not hedged our currency risk in the past and do not currently anticipate doing so in the future. All of our products manufactured overseas and imported into the United States are subject to duties collected by U.S. Customs and Border Protection. Increases in these duties would increase the prices we pay for these products, and we may not be able fully to recapture these costs in our pricing to customers. Further, we may be subjected to additional tariffs or penalties if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products (including, but not limited to, prohibitions against entering merchandise by means of materially negligently made false statements or omissions). To the extent that any foreign manufacturers from whom we purchase products directly or indirectly employ business practices that vary from those commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, potential claims of liability.

Because of our international sourcing, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.

We source approximately 4% of our merchandise abroad. The U.S. Foreign Corrupt Practices Act and other similar laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot assure our stockholders that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, cash flows and results of operations.

Certain legal proceedings could adversely impact our results of operations.

We are involved in a number of legal proceedings involving employment issues, personal injury, product liability, consumer matters, intellectual property claims and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in material liability. See the notes to our audited financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. Further, we are unable to predict whether unknown claims may be brought against us that could become material.

Factors associated with climate change could adversely affect our business.

We use natural gas, diesel fuel, gasoline and electricity in our distribution and sale operations. Increased government regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs could materially affect our profitability. Climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience. Climate change may be associated with extreme weather conditions, such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and which could face increased regulation.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.

Accounting principles and related pronouncements, implementation guidelines and interpretations we apply to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, vendor rebates and allowances; inventory; impairment of goodwill, indefinite-lived and long-lived assets; self-insurance reserves income taxes; and stock-based compensation are highly complex and involve subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Provisions for losses related to self-insured risks are generally based upon independent actuarially determined estimates. The assumptions underlying the ultimate costs of existing claim losses can be highly unpredictable, which can affect the liability recorded for such claims. For example, variability in health care cost inflation rates inherent in these claims can affect the amounts recognized. Similarly, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could materially impact our consolidated financial statements.

Changes in lease accounting standards may materially and adversely affect us.

The Financial Accounting Standards Board, or FASB, recently adopted new accounting rules, to be effective for our fiscal year beginning after December 2018, that will require companies to capitalize most leases on their balance sheets by recognizing a lessee’s rights and obligations. When the rules are effective, we will be required to account for the leases for our clubs, headquarters and distribution centers as assets and liabilities on our balance sheet, while previously we accounted for such leases on an “off balance sheet” basis. As a result, a significant amount of lease related assets and liabilities will be recorded on our balance sheet, and we may be required to make other changes to the recording and classification of our lease related expenses. Though these changes will not have any direct impact on our overall financial condition, these changes will cause the total amount of assets and liabilities we report to increase substantially. This could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics and covenants under our debt facilities, and under third-party financial models regarding our financial condition.

Goodwill and identifiable intangible assets represent a significant portion of our total assets, and any impairment of these assets could adversely affect our results of operations.

Our goodwill and indefinite-lived intangible assets, which consist of goodwill and our trade name, represented a significant portion of our total assets as of February 3, 2018. Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators are based on market conditions and the operational performance of our business.

To test goodwill for impairment, we may initially use a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If our management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. We may initially also elect to perform a quantitative analysis, which is a two-step assessment. In step one we estimate the reporting unit’s fair value by estimating the future cash flows of the reporting units to which the goodwill relates, and then we discount the future cash flows at a market-participant-derived weighted average cost of capital. The estimates of fair value of the reporting unit is based on the best information available as of the date of the assessment. If the carrying value of the reporting unit exceeds its estimated fair value in the first step, a second step is performed; in step two, we compare the implied fair value of goodwill to the carrying amount of goodwill. The implied fair value of goodwill is determined by a hypothetical purchase price allocation using the reporting unit’s fair value as the purchase price. If the implied fair value of the goodwill is less than the reporting unit’s carrying amount, then goodwill is impaired and is written down to the implied fair value amount.

To test our other indefinite-lived asset, our trade name, for impairment we determine the fair value of our trade name using the relief-from-royalty method, which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. If, in conducting an impairment evaluation, we determine that the carrying value of an asset exceeded its fair value, we would be required to record a non-cash impairment charge for the difference between the carrying value and the fair value of the asset.

If a significant amount of our goodwill and identifiable intangible assets were deemed to be impaired, our business, financial condition and results of operations could be materially adversely affected.

Recent U.S. tax legislation may adversely affect our future cash flows.

The Tax Cuts and Jobs Act (“TCJA”), which was enacted into law on December 22, 2017, significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, revising the rules governing net operating losses and repealing the deduction of certain performance-based compensation paid to an expanded group of executive officers. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, since taxing authorities often use federal taxable income as a starting point for computing state and local tax liabilities.

Our analysis and interpretation of the TCJA is preliminary and ongoing. While the new rules limiting interest deductibility to 30% of our “adjusted taxable income” are not currently expected to materially increase our tax burden on a permanent basis, such an increase could occur if our income were to materially decrease or our interest burden were to materially increase. Further, the TCJA may result in material adverse effects that we have not yet identified. While some of the changes made by the tax legislation may adversely affect the Company, we believe that other changes, such as the reduction in the U.S. corporate income tax rate, will be beneficial. We continue to work with our tax advisors and auditors to determine the full impact that the TCJA will have on us.

We could be subject to additional income tax liabilities.

We compute our income tax provision based on enacted federal and state tax rates. As tax rates vary among jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Additionally, changes in the enacted tax rates, adverse outcomes in tax audits, including transfer pricing disputes, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends, if any, is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our debt obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. We cannot assure our stockholders that the cash flow and earnings of our operating subsidiaries will be adequate for our subsidiaries to service their debt obligations. If our subsidiaries do not generate sufficient cash flow from operations to satisfy corporate obligations, we may have to undertake alternative financing plans (such as refinancing), restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. We cannot assure our stockholders that any such alternative refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our obligations, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends, if any, or making loans to us.

Risks Relating to Our Indebtedness

We face risks related to our substantial indebtedness.

As of August 4, 2018, our total outstanding debt was $1,956.3 million. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our ABL Facility and First Lien Term Loan. Our substantial indebtedness could have important consequences to us, including:

•

making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, selling and marketing efforts, product development, future business opportunities and other purposes;

•	limiting our ability to deduct interest in the taxable period in which it is incurred in light of the TCJA;

•	exposing us to the risk of increased interest rates as substantially all of our borrowings are at variable rates;

•	restricting us from making strategic acquisitions;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to plan for, or adjust to, changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations under our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the credit agreements governing our ABL Facility and First Lien Term Loan.

The ABL Facility and First Lien Term Loan impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The credit agreements governing our ABL Facility and First Lien Term Loan contain covenants that restrict our and our subsidiaries’ ability to take various actions, such as:

•	incur or guarantee additional indebtedness or issue certain disqualified or preferred stock;

•	pay dividends or make other distributions on, or redeem or purchase, any equity interests or make other restricted payments;

•	make certain acquisitions or investments;

•	create or incur liens;

•	transfer or sell assets;

•	incur restrictions on the payments of dividends or other distributions from our restricted subsidiaries;

•	alter the business that we conduct;

•	enter into transactions with affiliates; and

•	consummate a merger or consolidation or sell, assign, transfer, lease or otherwise dispose of all or substantially all of our assets.

The restrictions in the credit agreements governing our ABL Facility and First Lien Term Loan also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that could be in our interest.

In addition, our ability to borrow under the ABL Facility is limited by the amount of our borrowing base. Any negative impact on the elements of our borrowing base, such as accounts receivable and inventory could reduce our borrowing capacity under the ABL Facility.

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory, tax and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements, including the First Lien Term Loan and the ABL Facility, may also restrict us from affecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. Our ABL Facility is scheduled to mature on August 17, 2023, and our First Lien Facility is scheduled to mature on February 3, 2024. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Ownership of our Common Stock

The market price of our common stock may fluctuate significantly.

Prior to our IPO, there was no public market for our common stock, and we cannot predict how active and liquid the market for our stock will be. In addition, the market price of our common stock may be influenced by many factors, including:

•	quarterly variations in our operating results compared to market expectations;

•	changes in the preferences of our customers;

•	low comparable club sales growth compared to market expectations;

•	delays in the planned openings of new clubs;

•

the failure of securities analysts to cover the Company after changes in financial estimates by the analysts who cover us, our competitors or the grocery or retail industries in general and the wholesale club segment in particular;

•	economic, legal and regulatory factors unrelated to our performance;

•	changes in consumer spending or the housing market;

•	increased competition or stock price performance of our competitors;

•	announcements by us or our competitors of new locations, capacity changes, strategic investments or acquisitions;

•	actual or anticipated variations in our or our competitors’ operating results, and our competitors’ growth rates;

•	future sales of our common stock or the perception that such sales may occur;

•	changes in senior management or key personnel;

•	investor perceptions of us, our competitors and our industry;

•	general or regional economic conditions;

•

changes in laws or regulations, or new interpretations or applications of laws and regulations that are applicable to our business; lawsuits, enforcement actions and other claims by third parties or governmental authorities;

•	action by institutional stockholders or other large stockholders;

•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;

•	speculation in the press or investment community;

•	events beyond our control, such as war, terrorist attacks, transportation and fuel prices, natural disasters, severe weather and widespread illness; and

•	the other factors listed in this “Risk Factors” section.

As a result of these factors, you may not be able to resell your shares at or above the price at which you purchased them. In addition, our stock price may be volatile. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. Accordingly, these broad market fluctuations, as well as general economic, political and market conditions, such as recessions or interest rate changes, may significantly reduce the market price of the common stock, regardless of our operating performance. In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were to become involved in securities litigation, it could result in substantial costs and divert resources and our management’s attention from other business concerns, regardless of the outcome of such litigation.

Because the Sponsors control a significant percentage of our common stock, they may control all major corporate decisions and their interests may conflict with our other stockholders’ interests as owners of our common stock and those of the Company.

We are controlled by the Sponsors, which currently indirectly own 66% of our common stock. Accordingly, the Sponsors currently control the election of the majority of our directors and could exercise a controlling interest over our business, affairs and policies, including the appointment of our management and the entering into of business combinations or dispositions and other corporate transactions. The directors they elect have the authority to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to our stockholders.

The Sponsors may have interests that are different from those of our other stockholders and may vote in a way with which our other stockholders disagree and that may be adverse to our other stockholders’ interests. Further, CVC and Leonard Green may have differing views from each other, neither of which may align with our other stockholders’ interests. In addition, the Sponsors’ concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.

Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or supply us with goods and services. The Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Stockholders should consider that the interests of the Sponsors may differ from their interests in material respects.

Sales of a substantial number of shares of our common stock in the public market by certain of our stockholders when the current “lock-up” period ends could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In connection with our IPO, substantially all of our then-existing stockholders entered into lock-up agreements with the underwriters of the offering that restrict such stockholders’ ability to transfer shares of our common stock for 180 days from the date of the offering, subject to certain exceptions. The lock-up agreements limit the number of shares of common stock that may be sold immediately following the offering. Subject to limitations, approximately 90.1 million shares will become eligible for sale upon expiration of the lock-up period. In addition, shares issued or issuable upon exercise of options vested as of the expiration of the lock-up period will be eligible for sale at that time. Further, the representative of the underwriters may, in its sole discretion, release all or some portion of the shares subject to the lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could have a material adverse effect on the trading price of our common stock.

Moreover, holders of 70% of our outstanding common stock have rights, subject to certain conditions such as the 180-day lock-up arrangement described above, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended, or the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

If securities or industry analysts do not publish or cease publishing research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about us and our industry. One or more analysts could downgrade our common stock or issue other negative commentary about us or our industry. In addition, we may be unable or slow to attract research coverage. Alternatively, if one or more of these analysts cease coverage of us, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our common stock could decline.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law, or DGCL, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•	establishing a classified board of directors such that not all members of the board are elected at one time;

•

allowing the total number of directors to be determined exclusively (subject to the rights of holders of any series of preferred stock to elect additional directors) by resolution of our board of directors and granting to our board the sole power (subject to the rights of holders of any series of preferred stock or rights granted pursuant to the voting agreement with our Sponsors to fill any vacancy on the board;

•	limiting the ability of stockholders to remove directors without cause;

•	authorizing the issuance of “blank check” preferred stock by our board of directors, without further stockholder approval, to thwart a takeover attempt;

•

prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders), if the Sponsors cease to own, or have the right to direct the vote of, at least 50% of the voting power of our common stock;

•

eliminating the ability of stockholders to call a special meeting of stockholders, except for the Sponsors, so long as the Sponsors own, or have the right to direct the vote of, at least 50% of the voting power of our common stock;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings;

•

requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our certificate of incorporation or bylaws if the Sponsors cease to own, or have the right to direct the vote of, at least 50% of the voting power of our common stock; and

•	electing not to be governed by Section 203 of the DGCL.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for other stockholders to elect directors of their choosing and cause us to take corporate actions other than those our stockholders desire.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

We are in the process of evaluating our internal controls systems to allow management to report on, and our independent registered public accounting firm to audit, our internal controls over financial reporting. We are also in the process of performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and, if required, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We are required to comply with the management certification requirements of Section 404 in our annual report on Form 10-K for our first annual report that is filed with the SEC (subject to any change in applicable SEC rules). We are required to comply with Section 404 in full (including an auditor attestation on management’s internal controls report) in our annual report on Form 10-K for the year following our first annual report required to be filed with the SEC (subject to any change in applicable SEC rules). Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and PCAOB rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing and enhancing our internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, if we are required to make restatements of our financial statements, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy, completeness or reliability of our financial reports and the trading price of our common stock may be adversely affected, and we could become subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to the capital markets.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the NYSE, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the corporate governance standards of the Sarbanes-Oxley Act and the NYSE. These requirements may place a strain on our management, systems and resources, and we have incurred and expect to continue to incur significant legal, accounting, insurance and other expenses that we had not historically incurred as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and the NYSE’s requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.

The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We do not currently expect to pay any cash dividends.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant. We are a holding company, and substantially all of our operations are carried out by our operating subsidiaries. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations. Under our ABL Facility and First Lien Term Loan, our operating subsidiaries are significantly restricted in their ability to pay dividends or otherwise transfer assets to us, and we expect these limitations to continue in the future. Our ability to pay dividends may also be limited by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements.

The Sponsors, which hold approximately 66% of our shares of common stock, have entered into a voting agreement with us. Pursuant to the terms of this voting agreement, until such time as one of the Sponsors no longer holds shares of our common stock, or the voting agreement is otherwise terminated in accordance with its terms, the parties to the voting agreement have agreed to vote their shares of common stock in favor of the election of the nominees of the Sponsors to our board of directors upon their nomination by the nominating and corporate governance committee of our board of directors. As a result, the Sponsors have the ability to elect a majority of the members of our board of directors, and thereby, to control our management and affairs.

Because of the voting agreement and the aggregate voting power of the Sponsors, we are considered a “controlled company” for the purposes of the NYSE. A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the NYSE rules and may elect not to comply with certain corporate governance requirements of the NYSE, including:

•	the requirement that a majority of our board of directors consist of independent directors;

•

the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We currently rely on all of the exemptions listed above. As a result of our decision to utilize the exemptions, we do not have a majority of independent directors, and our nominating and corporate governance and compensation committees do not consist entirely of independent directors. As a result, our board of directors and those committees have more directors who do not meet the NYSE’s independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under any provisions of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. As a stockholder in our Company, you are deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit your ability to obtain a favorable judicial forum for disputes with us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended August 4, 2018, we did not sell any equity securities that were not registered under the Securities Act.

Use of Proceeds

On July 2, 2018, we completed our IPO in which we sold 43,125,000 shares of common stock (including 5,625,000 shares of common stock that were subject to the underwriters’ option to purchase additional shares) at an initial public offering price of $17.00 per share. The shares offered and sold in the initial public offering were registered under the Securities Act pursuant to our Registration

Statement on Form S-1 (File No. 333-225956), which was declared effective by the SEC on June 27, 2018. The offering did not terminate until after the sale of all 43,125,000 shares of common stock registered on the registration statement. The aggregate offering price for the shares registered and sold by us was approximately $733.1 million. The underwriters of the offering were led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC.

The initial public offering generated net proceeds of approximately $685.9 million to us after net underwriting discounts and commissions of approximately $42.2 million and other offering expenses of approximately $5.0 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We used the net proceeds from the IPO to extinguish the total outstanding balance of $623.3 million under our Second Lien Term Loan and for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference to
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38559	3.1	July 2, 2018

3.2	Amended and Restated By-laws	8-K	001-38559	3.2	July 2, 2018

10.1	Voting Agreement, dated July 2, 2018, by and among the Company and the Sponsors	8-K	001-38559	10.1	July 2, 2018

10.2	Amended and Restated Stockholders Agreement, dated July 2, 2018, by and among the Company and the Sponsors	8-K	001-38559	10.2	July 2, 2018

10.3	Amendment to Restricted Stock Award Letter Agreement by and between the Company and Christopher J. Baldwin dated as of June 24, 2018	S-1/A	333-224994	10.6(a)	June 25, 2018

10.4	General Release and Separation Agreement by and between BJ’s Wholesale Club, Inc. and Cornel Catuna dated as of April 9, 2018	S-1	333-224994	10.8(a)	May 17, 2018

10.5	Amendment to Fourth Amended and Restated 2011 Stock Option Plan of the Company, as amended	S-1/A	333-224994	10.14(a)	June 18, 2018

10.6	Form of Stock Option Agreement	S-1/A	333-224994	10.14(a)	June 1, 2018

10.7	Amendment to the 2012 Director Stock Option Plan of the Company, as amended	S-1/A	333-224994	10.15(a)	June 18, 2018

10.8	Form of Director Stock Option Agreement	S-1/A	333-224994	10.15(a)	June 1, 2018

10.9	Director Stock Ownership Policy of the Company	S-1/A	333-224994	10.16	June 18, 2018

10.10	Executive Stock Ownership Policy of the Company	S-1/A	333-224994	10.17	June 18, 2018

10.11	Form of IPO Stock Option Grant Notice and Stock Option Agreement	S-1/A	333-224994	10.18	June 18, 2018

10.12	Form of IPO Stock Option Grant Notice and Stock Option Agreement (Non-compete event)	S-1/A	333-224994	10.19	June 25, 2018

10.13	Form of IPO Restricted Stock Award Grant Notice and Restricted Stock Award Agreement	S-1/A	333-224994	10.19	June 18, 2018

10.14	Form of IPO Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-compete event)	S-1/A	333-224994	10.21	June 25, 2018

10.15	Non-Employee Director Compensation Policy of the Company	S-1/A	333-224994	10.20	June 18, 2018

10.16	2018 Incentive Award Plan of the Company	S-1/A	333-224994	10.21	June 18, 2018

10.17	Form of Employee Stock Purchase Plan of the Company	S-1/A	333-224994	10.22	June 18, 2018

10.18	Form of Employee Stock Purchase Plan Offering Document	S-1/A	333-224994	10.23	June 18, 2018

10.19	Form of Indemnification Agreement	S-1	333-224994	10.15	May 17, 2018

10.20	Refinancing Amendment, dated August 13, 2018, to the First Lien Term Loan Credit Agreement, dated as of February 3, 2017, among BJ’s Wholesale Club, Inc., the Company, the Lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	8-K	001-38559	10.1	August 17, 2018

Incorporated by Reference to
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.21	First Amendment, dated August 17, 2018, to the Amended and Restated Credit Agreement, dated as of February 3, 2017, among the Company, BJ’s Wholesale Club, Inc., Wells Fargo Bank, National Association, as administrative agent and the other lenders and issuers party thereto	8-K	001-38559	10.2	August 17, 2018

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Linkbase Document

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: September 7, 2018	By:	/s/ Robert W. Eddy
Robert W. Eddy
Executive Vice President, Chief Financial and Administrative Officer