Form 10-Q
period 2018-11-03
BJ's Wholesale Club Holdings, Inc.
filed 2018-12-07
CIK 1531152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2018, the registrant had 136,838,433 shares of common stock, $0.01 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “project,” “believe,” “estimate” or “predict” “or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

TRADEMARKS

Wellsley Farms®, Berkley Jensen®, BJ’s Perks Rewards® and My BJ’s Perks® are all registered trademarks of BJ’s Wholesale Club, Inc. Other trademarks and tradenames appearing in this report are the property of their respective owners. We do not intend our use or display of those companies’ trademarks or tradenames to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

DEFINED TERMS

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•	“The Company,” “BJ’s,” “we,” “us” and “our” mean BJ’s Wholesale Club Holdings, Inc. and, unless the context otherwise requires, its consolidated subsidiaries; and

•	“Sponsors” means investment funds affiliated with or advised by CVC Capital Partners (“CVC”) and Leonard Green & Partners, L.P. (“Leonard Green”), which collectively have significant control over us.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	November 3, 2018	February 3, 2018	October 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$31,502	$34,954	$31,745
Accounts receivable, net	179,091	190,756	179,776
Merchandise inventories	1,245,110	1,019,138	1,183,562
Prepaid expenses and other current assets	78,179	81,972	35,534
Prepaid federal and state income taxes	26,079	9,784	4,043

Total current assets	1,559,961	1,336,604	1,434,660
Property and equipment:
Land and buildings	396,900	404,400	404,277
Leasehold costs and improvements	197,006	184,165	180,303
Furniture, fixtures and equipment	1,012,195	924,616	879,579
Construction in progress	15,065	20,775	21,862

	1,621,166	1,533,956	1,486,021
Less: accumulated depreciation and amortization	(875,277)	(775,206)	(741,258)

Total property and equipment, net	745,889	758,750	744,763
Goodwill	924,134	924,134	924,134
Intangibles, net	206,706	224,876	231,736
Other assets	28,265	29,492	30,911

Total assets	$3,464,955	$3,273,856	$3,366,204

LIABILITIES
Current liabilities:
Current portion of long-term debt	$389,377	$219,750	$231,250
Accounts payable	976,518	751,948	891,134
Accrued expenses and other current liabilities	485,786	495,767	445,975
Closed store obligations due within one year	2,126	2,122	2,013

Total current liabilities	1,853,807	1,469,587	1,570,372
Long-term debt	1,549,406	2,492,660	2,529,380
Noncurrent closed store obligations	5,344	6,561	5,044
Deferred income taxes	51,810	57,074	77,142
Other noncurrent liabilities	261,206	267,393	267,351
Commitments and Contingencies (see Note 8)
Contingently redeemable common stock, par value $0.01; no shares issued and outstanding at November 3, 2018, 1,456 shares issued and outstanding at February 3, 2018 and 1,365 shares issued and outstanding at October 28, 2017	—	10,438	8,975
STOCKHOLDERS’ DEFICIT
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued or outstanding	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 137,620 shares issued and 136,838 outstanding at November 3, 2018; 305,000 shares authorized, 87,073 shares issued and outstanding at February 3, 2018 and October 28, 2017	1,376	871	871
Additional paid-in capital	738,134	2,883	6,303
Accumulated deficit	(979,420)	(1,036,012)	(1,101,515)
Accumulated other comprehensive income	2,401	2,401	2,281
Treasury stock, at cost, 782 shares at November 3, 2018 and no shares at February 3, 2018 and October 28, 2017	(19,109)	—	—

Total stockholders’ deficit	(256,618)	(1,029,857)	(1,092,060)

Total liabilities and stockholders’ deficit	$3,464,955	$3,273,856	$3,366,204

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	November 3, 2018	October 28, 2017
Net sales	$3,150,234	$3,019,389
Membership fee income	71,429	64,856

Total revenues	3,221,663	3,084,245
Cost of sales	2,629,575	2,523,297
Selling, general and administrative expenses	499,554	480,285
Preopening expense	2,207	123

Operating income	90,327	80,540
Interest expense, net	33,029	42,321

Income from continuing operations before income taxes	57,298	38,219
Provision for income taxes	2,730	15,346

Income from continuing operations	54,568	22,873
Loss from discontinued operations, net of income taxes	(137)	(98)

Net income and total comprehensive income	$54,431	$22,775

Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.40	$0.26
Loss from discontinued operations	—	—

Net income	$0.40	$0.26

Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.39	$0.25
Loss from discontinued operations	—	—

Net income	$0.39	$0.25

Weighted average number of common shares outstanding:
Basic	135,018	88,442
Diluted	139,368	92,285

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Net sales	$9,380,640	$9,006,022
Membership fee income	209,825	192,578

Total revenues	9,590,465	9,198,600
Cost of sales	7,858,515	7,578,790
Selling, general and administrative expenses	1,534,314	1,490,117
Preopening expense	4,065	2,156

Operating income	193,571	127,537
Interest expense, net	137,787	150,211

Income (loss) from continuing operations before income taxes	55,784	(22,674)
Benefit for income taxes	(7,595)	(6,575)

Income (loss) from continuing operations	63,379	(16,099)
Loss from discontinued operations, net of income taxes	(425)	(308)

Net income (loss) and total comprehensive income (loss)	$62,954	$(16,407)

Income (loss) per share attributable to common stockholders—basic:
Income (loss) from continuing operations	$0.58	$(0.18)
Loss from discontinued operations	—	—

Net income (loss)	$0.58	$(0.18)

Income (loss) per share attributable to common stockholders—diluted:
Income (loss) from continuing operations	$0.55	$(0.18)
Loss from discontinued operations	—	—

Net income (loss)	$0.55	$(0.18)

Weighted average number of common shares outstanding:
Basic	110,162	88,363
Diluted	114,944	88,363

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CONTINGENTLY REDEEMABLE COMMON STOCK AND

STOCKHOLDERS’ DEFICIT

(Amounts in thousands)

(Unaudited)

	Contingently Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, February 3, 2018	1,456	$10,438	87,073	$871	$2,883	$(1,036,012)	$2,401	—	$—	$(1,029,857)
Net income	—	—	—	—	—	62,954	—	—	—	62,954
Common stock issued for public offering, net of related fees	—	—	43,125	431	685,458	—	—	—	—	685,889
Common stock issued under stock incentive plans	—	—	4,396	44	(44)	—	—	—	—	—
Stock reclassification as a result of public offering	(1,736)	(13,202)	1,736	17	13,185	—	—	—	—	13,202
Common stock issued related to follow-on offering	—	—	1,290	13	(13)	—	—	—	—	—
Common stock repurchased upon vesting of stock awards	—	—	—	—	—	—	—	(782)	(19,109)	(19,109)
Stock compensation expense	—	—	—	—	54,746	—	—	—	—	54,746
Options exercised prior to public offering	280	2,792	—	—	(2,210)	—	—	—	—	(2,210)
Call of shares prior to public offering	—	(28)	—	—	(12)	—	—	—	—	(12)
Net shares used to pay tax withholdings upon option exercise	—	—	—	—	(21,900)	—	—	—	—	(21,900)
Cash received on option exercises	—	—	—	—	6,041	—	—	—	—	6,041
Cumulative effect of change in Accounting principle	—	—	—	—	—	(6,362)	—	—	—	(6,362)

Balance, November 3, 2018	—	$—	137,620	$1,376	$738,134	$(979,420)	$2,401	(782)	$(19,109)	$(256,618)

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$62,954	$(16,407)
Adjustments to reconcile net income to net cash provided by operating activities:
Charges for discontinued operations	590	523
Depreciation and amortization	122,434	123,404
Amortization of debt issuance costs and accretion of original issue discount	5,233	6,347
Debt extinguishment and refinancing charges	23,602	9,788
Impairment charge for asset held for sale	3,962	—
Other non-cash items, net	18,714	(1,334)
Stock-based compensation expense	54,746	7,649
Deferred income tax provision	(2,729)	(15,758)
Increase (decrease) in cash due to changes in:
Accounts receivable	11,233	(13,527)
Merchandise inventories	(225,972)	(151,718)
Prepaid expenses and other current assets	3,793	(1,429)
Other assets	703	69
Accounts payable	231,687	182,646
Change in book overdrafts	(29,057)	(14,604)
Accrued expenses	9,355	(14,480)
Accrued income taxes	(33,773)	(3,810)
Closed store obligations	(1,802)	(1,737)
Other noncurrent liabilities	(4,780)	4,737

Net cash provided by operating activities	250,893	100,359

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(103,340)	(86,122)

Net cash used in investing activities	(103,340)	(86,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	—	547,544
Payments on long term debt	(32,323)	(9,625)
Paydown of First Lien Term Loan and extinguishment of Second Lien Term Loan	(975,633)	—
Proceeds from ABL Facility	1,302,000	1,276,182
Payments on ABL Facility	(1,095,000)	(1,069,182)
Debt issuance costs paid	(982)	(24,635)
Dividends paid	—	(735,492)
Capital lease and financing obligations payments	(530)	(489)
Net cash received (paid) from stock option exercises	(15,277)	741
Acquisition of treasury stock	(19,109)	—
Proceeds from Initial Public Offering, net of underwriters’ discount and commission	690,970	—
Payment of Initial Public Offering costs	(5,081)	—
Other financing activities	(40)	500

Net cash used in financing activities	(151,005)	(14,456)

Net decrease in cash and cash equivalents	(3,452)	(219)
Cash and cash equivalents at beginning of period	34,954	31,964

Cash and cash equivalents at end of period	$31,502	$31,745

Supplemental cash flow information:
Interest paid, net of capitalized interest	$127,253	$122,263
Income taxes paid	14,992	12,438
Noncash financing and investing activities:
Conversion of contingently redeemable common stock into common stock	13,202	—
Property additions included in accrued expenses	13,070	22,094

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

BJ’s Wholesale Club Holdings, Inc. (the “Company”) is a leading warehouse club operator in the Eastern United States. As of November 3, 2018, the Company operated 216 warehouse clubs, 136 of which operate gasoline stations, in 16 states. The Company became a publicly traded entity in connection with its initial public offering (“IPO”) of common stock and listing on the New York Stock Exchange (“NYSE”) under the ticker symbol “BJ.”

The Company follows, and reports based on the National Retail Federation’s fiscal calendar. The thirteen-week periods ended November 3, 2018 and October 28, 2017 are referred to as the third quarter of 2018 and 2017, respectively.

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

The consolidated balance sheet as of February 3, 2018 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the quarter ended November 3, 2018 are not necessarily indicative of future results or results to be expected for the full year ending February 2, 2019. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

You should read these statements in conjunction with the Company’s audited consolidated financial statements and related notes starting in page F-1 of the Company’s final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on September 27, 2018 (the “Prospectus”) in connection with the selling stockholder’ registered offering described below.

Initial Public Offering

On July 2, 2018, the Company completed its IPO, in which the Company issued and sold 43,125,000 shares of its common stock (including 5,625,000 shares of common stock that were subject to the underwriters’ option to purchase additional shares) at an initial public offering price of $17.00 per share. The Company received total aggregate proceeds of $685.9 million net of underwriters’ discounts, commissions and other transaction expenses, which totaled $47.2 million.

On July 2, 2018, the Company used the net proceeds from the IPO to extinguish the total outstanding balance of $623.3 million of its senior secured second lien term loan facility (the “Second Lien Term Loan”). See Note 6, Debt and Credit Arrangements footnote, for further discussion regarding the Second Lien Term Loan extinguishment.

On October 1, 2018, certain selling stockholders completed the registered sale of 32,200,000 shares of the Company’s common stock at a public offering price of $26.00 per share. Of the 32,200,000 shares sold, 4,200,000 shares represented the underwriters’ exercise of their overallotment option. The Company did not receive any proceeds from this offering or incur underwriters’ discounts or commissions on the sale. The Company incurred transaction costs of $2.4 million primarily for legal, accounting and printer services related to the offering.

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

Deferred Offering Costs

The Company capitalized certain legal, professional, accounting and other third-party fees that were directly associated with the July 2, 2018 IPO as deferred offering costs. Upon the consummation of the IPO, $47.2 million was recorded in stockholders’ deficit as a reduction of additional paid-in capital.

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

The impact of the adoption of the standards update on the Company’s Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended November 3, 2018, resulted in an increase to cost of sales and net sales of $0.2 million and a decrease to cost of sales and net sales of $5.5 million, respectively, due to recording the allowance for returns reserve on a gross basis. The remaining impact of the adoption of the standards on the Company’s Consolidated Statement of Operations for the thirteen weeks and thirty-nine weeks ended November 3, 2018 was immaterial.

The impact of the adoption of the standards update on the Company’s Consolidated Balance Sheet as of November 3, 2018 was as follows (in thousands):

	As of November 3, 2018
	As Reported	Balance without adoption	Effect of change
Prepaid expenses and other current assets	$78,179	$71,603	$6,576
Accrued expenses and other current liabilities	485,786	469,447	16,339
Deferred income taxes	51,810	54,346	(2,536)
Accumulated deficit	(979,420)	(972,193)	(7,227)

Classification of Costs Related to Defined Benefit Pension and Other Post-Retirement Benefit Plans (ASU 2017-07)

At the beginning of fiscal year 2018, the Company adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit costs in the statement of operations. Under this new guidance, an employer’s statement of operations presents service cost arising in the current period in the same statement line item as other employee compensation. However, all other components of current period costs related to defined benefit plans, such as prior service costs and actuarial gains and losses, are presented on the statement of operations on a line item outside (or below) operating income. ASU 2017-07 affects only the classification of certain costs on the statement of operations, not the determination of costs. Net periodic pension costs related to the Company’s frozen defined benefit pension plan and post-retirement medical benefit plan were not material for the third quarter of fiscal year 2018 or prior periods. The retrospective impact of this standard on our historical financial statements is not material, and future filings will not be restated.

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

Statement of Cash Flows (ASU 2016-15)

At the beginning of fiscal year 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 represents a consensus of the FASB’s Emerging Issues Task Force on eight separate issues that, if present, can impact classifications on the statement of cash flows. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 only impacted the classification of certain insurance proceeds on the Company consolidated statement of cash flows for the first quarter of fiscal year 2017. The Company’s insurance proceeds were not material for the third quarter of fiscal year 2018, and the Company had no insurance proceeds for the third quarter of fiscal year 2017. The retrospective impact of this standard on our historical financial statements is not material and future filings will not be restated.

Recently Issued Accounting Pronouncements

Leases (ASU 2016-02)

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2019 and plans to utilize the transition option which does not require application of the guidance to comparative periods in the year of adoption. While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption will be recording right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have a material impact on the Company’s consolidated balance sheets. The Company is in the process of reviewing current accounting policies, changes to business processes, systems and controls to support adoption of the new standard, which includes implementing a new lease accounting system.

Derivatives and Hedging (ASU 2017-12)

In August 2017, the FASB issued ASU 2017-12 Derivatives and Hedging (Topic 815). The update allows hedge accounting for new types of interest rate hedges of financial instruments and simplifies the documentation requirements to qualify for hedge accounting.

In addition, any gain or loss from hedge ineffectiveness will be reported in the same income statement line with the effective hedge results and the hedged transaction. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its fourth quarter of fiscal year 2018 and expects the effect of the adoption will not have a material impact on the Company’s consolidated financial statements.

Non-Employee Share-Based Compensation (ASU 2018-07)

In June 2018, the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting which updates the guidance to Compensation—Stock Compensation (Topic 718). The updated guidance aligns the measurement and classification guidance for share-based payments to non-employees with the guidance for share-based payments to employees, with certain exceptions. The updated guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not anticipate the updated guidance will have a material impact on its consolidated financial statements.

Fair Value Measurement (ASU 2018-13)

In August 2018, the FASB issued ASU 2018-13 Changes to the Disclosure Requirements for Fair Value Measurement which updates the guidance to Fair Value Measurement (Topic 820). The updated guidance modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The updated guidance is effective for fiscal periods beginning after December 15, 2019 including interim periods within those fiscal years, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company does not anticipate the updated guidance will have a material impact on its consolidated financial statements.

Intangibles-Goodwill and Other-Internal-Use Software (ASU 2018-15)

In August 2018, the FASB issued ASU 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) The update related to accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The update specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The updated guidance is effective for fiscal reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. The Company is currently evaluating the transition methods and the impact of the adoption of this standard on its consolidated financial statements.

3. Revenue Recognition

At the beginning of fiscal year 2018, the Company adopted the provisions of ASC No. 606, Revenue from Contracts with Customers, and related amendments (“ASC 606”) using the modified retrospective adoption method. The following describes the changes to the Company’s accounting policies due to the adoption of ASC 606:

Revenue Recognition

The Company uses the five-step model to recognize revenue:

1)	Identify the contract with the customer;

2)	Identity the performance obligation(s);

3)	Determine the transaction price;

4)	Allocate the transaction price to each performance obligation if multiple obligations exist; and

5)	Recognize the revenue as the performance obligations are satisfied.

Performance Obligations

The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring control of the goods or services to the customer.

Merchandise sales—The Company recognizes sale of merchandise at clubs and gas stations at the point of sale when the customer takes possession of the goods and tenders payment. At point of sale, the performance obligation is satisfied because control of the merchandise transfers to the customer. Sales of merchandise at the Company’s clubs and gas stations, excluding sales taxes, represent approximately 97% of the Company’s net sales and approximately 95% of the Company’s total revenues. Sales taxes are recorded as a liability at the point of sale. Revenue is recorded at the point of sale based on the transaction price on the merchandise tag, net of any applicable discounts, sales taxes and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the shipping point.

BJ’s Perks Rewards—The Company has a customer loyalty program for which the Company offers points based on dollars spent by the customer. The Company also has a co-branded credit card program which provides members additional reward dollars for certain purchases. The Company’s BJ’s Perks Rewards® members earn 2% cash back, up to a maximum of $500 per year, on all qualified purchases made with the card at BJ’s. The Company’s My BJ’s Perks® Mastercard holders earn 3% or 5% cash back on all qualified purchases made at BJ’s and 1% or 2% cash back on purchases made with the card outside of BJ’s. Cash back is in the form of electronic awards issued in $20 increments that may be used online or in-club at the register and expire six months from the date issued.

Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or the Company’s website. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned.

Royalty revenue received in connection with the co-brand credit card program is variable consideration and is considered constrained until the card holder makes a purchase.

The Company’s total deferred revenue related to the outstanding BJ’s Perks Rewards was $13.6 million at November 3, 2018. The timing of revenue recognition of these awards dollars is driven by actual customer activities, such as redemptions and expirations. The Company recognized $33.1 million of royalty revenue in the thirty-nine weeks ended November 3, 2018. The Company expects to recognize $9.1 million of the deferred revenue at November 3, 2018 in fiscal year 2018, and the remainder will be recognized in the years thereafter.

Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and purchase gas at the Company’s gas stations for the duration of the membership, which is generally 12 months. Because the Company has the obligation to provide access to its clubs, website and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $127.1 million at November 3, 2018.

Gift Card Programs—The Company sells BJ’s gift cards that allow the customer to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized upon redemption of the gift card because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. Historically, the Company has recognized breakage under the remote model, which recognizes breakage income when the likelihood of the customer exercising its remaining rights becomes remote. Under the new guidance, the Company recognizes breakage in proportion to its rate of gift card redemptions. This change in breakage recognition model resulted in a $1.8 million increase to accumulated deficit upon adoption and had an immaterial impact on the Company’s results of operations for the thirty-nine weeks ended November 3, 2018. Deferred revenue related to gift cards was $8.8 million immediately after the adoption and $11.0 million at November 3, 2018. The Company recognized $30.8 million of revenue from gift card redemptions in the thirty-nine weeks ended November 3, 2018 and expects to recognize approximately $10.4 million of the third quarter deferral in fiscal year 2018.

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

Customer Discounts—Discounts given to customers are usually in the form of coupons and instant markdowns and are recognized as redeemed and recorded in contra revenue accounts, as they are part of the transaction price of the merchandise sale. Manufacturer coupons that are available for redemption at all retailers are not reduced from the sale price of merchandise.

Agent Relationships

Ancillary Business Revenue—The Company enters into certain agreements with service providers that offer goods and services to the Company’s members. These service providers sell goods and services including home improvement services, vision care and cell phones to the Company’s customers. In exchange, the Company receives payments in the form of commissions and other fees. The Company evaluates the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, in determining whether it is appropriate in these arrangements to record the gross amount of merchandise sales and related costs, or the net amount earned as commissions. When the Company is considered the principal in a transaction, revenue is recorded gross; otherwise, revenue is recorded on a net basis. The majority of the Company’s ancillary business revenue is recorded on a net basis. Commissions received from these service providers are considered variable consideration and are constrained until the third-party customer makes a purchase from one of the service providers.

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

Disaggregation of Revenue

The Company’s club retail operations, which represent substantially all the consolidated total revenues, are the Company’s only reportable segment. All the Company’s identifiable assets are in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented. The following table summarizes the Company’s percentage of sales disaggregated by category for the thirteen and thirty-nine weeks ended November 3, 2018:

	Thirteen Weeks Ended November 3, 2018	Thirty-Nine Weeks Ended November 3, 2018
Edible Grocery	25%	24%
Perishables	27%	28%
Non-Edible Grocery	22%	21%
General Merchandise	12%	13%
Gasoline and Other Ancillary Services	14%	14%

4. Related Party Transactions

Management Agreement

The Company had a management services agreement with the Sponsors for ongoing consulting and advisory services that terminated upon the consummation of the Company’s IPO. The management services agreement provided for the aggregate payment of management fees to the Sponsors (or advisory affiliates thereof) of $8.0 million per year, plus out of pocket expenses. The Company incurred no management fees for the thirteen weeks ended November 3, 2018 and incurred $2.0 million in such fees for the thirteen weeks ended October 28, 2017. The Company expensed $3.3 million and $6.1 million of management fees and out of pocket expenses for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively. Management fees and expenses are reported in Selling, general and administrative expenses (“SG&A”) in the consolidated statements of operations and comprehensive income.

One of the Company’s suppliers, Advantage Solutions Inc., is controlled by affiliates of the Sponsors. Advantage Solutions Inc. is principally a provider of in-club product demonstration and sampling services, and the Company also engages them from time to time to provide ancillary support services, including for example, seasonal gift wrapping, on-floor sales assistance and display maintenance. The Company incurred approximately $11.6 million and $10.6 million of costs payable to Advantage Solutions Inc. for services rendered during the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively. The Company incurred approximately $33.0 million and $29.4 million of costs payable to Advantage Solutions Inc. for services rendered during the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively. The demonstration and sampling service fees are fully funded by merchandise vendors who participate in the program.

The Company believes the terms obtained or consideration paid or received, as applicable, in connection with the transactions were comparable to terms available or amounts that would be paid or received, as applicable, in arms’-length transactions with unrelated parties.

5. Dividend Recapitalization

On February 3, 2017, the Company distributed a $735.5 million dividend to its common stockholders. In conjunction with the dividend, the Company paid $67.5 million to stock option holders of the Company as required under the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (as further amended) (“2011 Plan”) and the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (as further amended) (“2012 Director Plan”). The payments to option holders were recorded as compensation expense in SG&A in the first quarter of fiscal 2017. The Company also paid $5.4 million to employees under retention bonus arrangements, of which $4.6 million was accrued in 2016, and the remaining $0.8 million was recognized as compensation expense in the first quarter of 2017. In order to fund these payments, the Company executed the following transactions immediately prior to the payment of the dividend:

•	Refinanced and upsized the senior secured first lien term loan facility (the “First Lien Term Loan”) to $1,925.0 million, subject to an original issue discount (“OID”) of $4.8 million.

•	Refinanced and upsized the existing senior secured second lien term loan facility (the “Second Lien Term Loan”) to $625.0 million, subject to an OID of $6.2 million.

•

Amended and restated the senior secured asset based revolving credit and term facility the (“ABL Facility”) and borrowed $340.0 million. The maturity date on the ABL Facility was extended to February 3, 2022 and there were no changes to the material terms.

The Company paid accrued outstanding interest of $11.0 million in conjunction with the refinancing.

6. Debt and Credit Arrangements

Debt consisted of the following at November 3, 2018, February 3, 2018 and October 28, 2017 (in thousands):

	November 3, 2018	February 3, 2018	October 28, 2017
ABL Facility	$424,000	$217,000	$262,000
First Lien Term Loan	1,533,890	1,910,563	1,915,375
Second Lien Term Loan	—	625,000	625,000
Unamortized debt discount and debt issuance cost	(19,107)	(40,153)	(41,745)
Less: current portion	(389,377)	(219,750)	(231,250)

Long-term debt	$1,549,406	$2,492,660	$2,529,380

ABL Facility

On August 17, 2018, the Company amended its ABL Facility to extend the maturity date from February 3, 2022 to August 17, 2023 and reduce the applicable interest rates and letter of credit fees on the facility. Total fees associated with the refinancing were approximately $1.0 million. The Company capitalized approximately $0.9 million of new debt issuance costs and had immaterial write-offs for previously capitalized debt issuance costs and third-party fees.

The ABL Facility is comprised of a $950.0 million revolving credit facility and a $50.0 million term loan. The ABL Facility is secured on a senior basis by certain “liquid assets” of the Company and secured on a junior basis by certain “fixed assets” of the Company. The $50.0 million term loan payment terms are restricted in that the term loan cannot be repaid unless all loans outstanding under the ABL Facility are repaid, and once repaid, cannot be re-borrowed. The availability under the $950.0 million revolving credit facility is restricted based on eligible monthly merchandise inventories and receivables as defined in the facility agreement. As amended, interest on the revolving credit facility is calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan is calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The ABL Facility also provides a sub-facility for issuances of letters of credit subject to certain fees defined in the ABL Facility agreement. The ABL Facility is subject to various commitment fees during the term of the facility based on utilization of the revolver.

At November 3, 2018, there was $424.0 million outstanding in loans under the ABL Facility and $45.1 million in outstanding letters of credit. At February 3, 2018, there was $217.0 million outstanding in loans under the ABL Facility and $44.2 million in outstanding letters of credit. At October 28, 2017, there was $262.0 million outstanding in loans under the ABL Facility and $42.0 million in outstanding letters of credit.

As of November 3, 2018, the interest rate on the revolving credit facility was 3.56%, and borrowing availability was $521.6 million. As of February 3, 2018, the interest rate on the revolving credit facility was 3.08%, and borrowing availability was $574.8 million. As of October 28, 2017, the interest rate on the revolving credit facility was 2.74%, and borrowing availability was $666.7 million.

First Lien Term Loan

On February 3, 2017, the Company refinanced its First Lien Term Loan to extend the maturity date to February 3, 2024, increase the First Lien Term Loan borrowings to $1,925.0 million subject to a $4.8 million OID and change the interest rate. Interest on the First Lien Term Loan is calculated either at LIBOR plus a range of 350 to 375 basis points where LIBOR is subject to a floor of zero or an alternative base rate calculation based on the higher of prime, the federal funds effective rate plus 50 basis points or one-month LIBOR plus 100 basis points, plus a range of 250 to 275 basis points.

On August 13, 2018, the Company amended its First Lien Term Loan to reduce the applicable interest rates and reduce the principal on the loan. The Company drew $350.0 million under its ABL Facility to fund the transaction. As amended, the First Lien Term Loan has an initial principal amount of $1,537.7 million and interest is calculated either at LIBOR plus 275 to 300 basis points or a base rate plus 175 to 200 basis points based on the Company achieving a net leverage ratio of 3.00 to 1.00. Total fees associated with the refinancing were approximately $1.8 million. The Company wrote-off $4.4 million of previously capitalized debt issuance costs and OID and expensed $1.8 million of new third-party fees.

At November 3, 2018, the interest rate for the First Lien Term Loan was 5.28%. At February 3, 2018, the interest rate for the First Lien Term Loan was 4.95%. At October 28, 2017, the interest rate for the First Lien Term Loan was 4.99%.

Principal payments on the First Lien Term Loan are required in quarterly installments of 0.25% of the original principal amount with the balance due upon maturity on February 3, 2024. Voluntary prepayments are permitted subject to premium payments. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain “fixed assets” of the Company and on a junior basis by certain of “liquid” assets of the Company.

At November 3, 2018, there was $1,533.9 million outstanding on the First Lien Term Loan. At February 3, 2018, there was $1,910.6 million outstanding on the First Lien Term Loan. At October 28, 2017, there was $1,915.4 million outstanding on the First Lien Term Loan.

Second Lien Term Loan

On February 3, 2017, the Company refinanced its Second Lien Term Loan to extend the maturity date to February 3, 2025 and increased the Second Lien Term Loan borrowings to $625.0 million, subject to a $6.2 million OID. Interest was calculated either at LIBOR plus 750 basis points where LIBOR is subject to a floor of zero or an alternative base rate calculation based on the higher of the prime, the federal funds effective rate plus 50 basis points or one-month LIBOR plus 100 basis points, plus 650 basis points. The Second Lien Term Loan had a maturity date of February 3, 2025 with the entire principal balance due on such maturity date. Voluntary prepayments were permitted. Principal payments had to be made on the Second Lien Term Loan pursuant to an annual excess cash flow calculation. The Second Lien Term Loan was subject to certain affirmative and negative covenants but no financial covenants.

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

There was a balance of $625.0 million outstanding on the Second Lien Term Loan as of February 3, 2018 and October 28, 2017. At February 3, 2018, the interest rate for the Second Lien Term Loan was 8.95% and at October 28, 2017, the interest rate for the Second Lien Term Loan was 8.74%.

7. Interest Expense, net

The following details the components of interest expense for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Interest on debt	$24,411	$40,537	$104,173	$119,849
Interest on capital lease and financing obligations	1,037	1,050	3,122	3,158
Debt issuance costs amortization	696	950	2,626	3,045
Original issue discount amortization	627	1,272	2,606	3,302
Loss on debt extinguishment and charges related to debt refinancing	6,246	(1,402)	25,405	21,061
Capitalized interest	12	(86)	(145)	(204)

Interest expense, net	$33,029	$42,321	$137,787	$150,211

8. Commitments and Contingencies

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.

9. Discontinued Operations

The following tables summarize the activity for the thirty-nine weeks ended November 3, 2018 and October 28, 2017 associated with our discontinued operations, which consist of closing two BJ’s clubs in January 2011 (in thousands):

	Discontinued Operations-Thirty-Nine Weeks ended November 3, 2018
	Liabilities February 3, 2018	Charges	Payments/ Increase	Liabilities November 3, 2018	Cumulative Charges to Date, Net
BJ’s clubs	$8,683	$590	$(1,803)	$7,470	$60,189

Current portion	$2,122			$2,126
Long-term portion	6,561			5,344

Total	$8,683			$7,470

	Discontinued Operations-Thirty-Nine Weeks ended October 28, 2017
	Liabilities January 28, 2017	Charges	Payments/ Increase	Liabilities October 28, 2017
BJ’s clubs	$8,271	$523	$(1,737)	$7,057

Current portion	$2,013			$2,013
Long-term portion	6,258			5,044

Total	$8,271			$7,057

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

The MSA also gave the employees the ability to put any shares back to the Company at fair market value upon death or disability while actively employed. As neither death nor disability while actively employed was a certainty, the shares of common stock held by the employee stockholders were considered to be contingently redeemable common stock and were accounted for outside of stockholders’ equity until the shares of common stock were either repurchased by the Company or the put right terminated. The contingently redeemable common stock was recorded at fair value of the common stock as of the date of issuance. Because meeting the contingency was not probable, the contingently redeemable $10.4 million and $9.0 million of mezzanine equity was recorded on the Company’s consolidated balance sheet related to these agreements as of February 3, 2018 and October 28, 2017, respectively. Both the Company’s repurchase right, and the employee stockholder’s put right terminated upon the consummation of the Company’s IPO and reclassified all contingently redeemable common stock to common stock on the Company’s consolidated balance sheet. As of November 3, 2018, there was no contingently redeemable common stock outstanding in the Company’s balance sheet.

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

The following table summarizes the Company’s stock award activity during the thirty-nine weeks ended November 3, 2018 (shares in thousands):

	Stock Options		Restricted Stock			Restricted Stock Units
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value		Shares	Weighted Average Grant Date Fair Value
Outstanding, February 3, 2018	8,981	$4.00	—	$		—	$
Granted	2,791	16.39	2,960		22.04	13		27.85
Exercised/vested	(4,602)	2.90	(1,954)		22.00	—		—
Forfeited/canceled	(364)	6.10	(3)		22.00	—		—

Outstanding, November 3, 2018	6,806	$9.71	1,003		$22.13	13		$27.85

Stock-based compensation expense was $2.6 million and $1.9 million for the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively. Stock-based compensation expense was $54.7 million and $7.6 million for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively.

In connection with the IPO, the Board of Directors granted the following new awards to certain employees under the 2018 Plan, subject to vesting: stock options to purchase 2,510 shares of common stock, with an exercise price of $17.00 and restricted stock in the amount of 2,943 shares with a grant date fair value of $22.00, equivalent to the closing price of the first day of trading.

Treasury Shares Acquired on Restricted Stock Awards

Upon the vesting of 1,954 restricted stock awards, 782 shares in this year’s thirty-nine weeks ended November 3, 2018 were reacquired to satisfy employees’ tax withholding obligations. These reacquired shares were recorded as $19.1 million of treasury stock and accordingly, reduced the number of common shares outstanding by 782 shares.

12. Income Taxes

The effective income tax rate is based on estimated income from continuing operations for the year as well as discrete adjustments, if any, in the applicable quarterly periods. The Company projects the estimated annual effective tax rate for the year to be approximately 27%, excluding the tax effect of discrete events. Potential discrete adjustments include tax charges or benefits related to stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.

The Company’s effective income tax rate from continuing operations was 4.8% and 40.2% for the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively. The Company’s effective income tax rate from continuing operations was a rate of (13.6)% and 29.0% for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively. The decrease in the effective tax rate for both the thirteen and thirty-nine weeks ended November 3, 2018, is due to stock option windfall tax benefits recorded in the current year; a reduction in the U.S. federal statutory tax rate from 35.0% to 21.0% as part of the U.S. Tax Cuts and Jobs Act (the “TCJA”) that was enacted in December 2017, the net reduction of liabilities for uncertain tax positions primarily resulting from the expiration of the statute of limitations; and an adjustment to the remeasurement of the Company’s deferred tax balances due to TCJA. The Company previously recorded a provisional tax benefit amount of $32.1 million related to the re-measurement of the Company’s deferred tax balances in its consolidated financial statements for the year ended February 3, 2018 due to the TCJA. Any changes to the provisional amounts are recorded in the period in which the adjustments are made. These changes could arise from additional analysis, changes in assumptions or interpretations the Company has made, additional guidance that may be issued and actions the Company may take as a result of the TCJA. In the thirteen weeks ended November 3, 2018, the Company recorded an additional $2.4 million tax benefit as a result of updating certain estimates and filing its federal tax return for the year ended February 3, 2018.

13. Postretirement Medical Benefits

Net periodic benefit cost recognized for the thirteen weeks and thirty-nine weeks ended November 3, 2018 and October 28, 2017 consists of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Company service cost	$36	$46	$108	$137
Interest cost	38	37	113	111
Net prior service credit amortization	(174)	(174)	(521)	(521)
Amortization of unrecognized gain	(79)	(63)	(237)	(188)

Net periodic postretirement benefit cost	$(179)	$(154)	$(537)	$(461)

The components of net periodic benefit cost are included in the line item SG&A in the income statement.

14. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price.” The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not observable for the asset or liability.

Level 3: Unobservable inputs for the asset or liability.

The fair value of the Company’s debt was determined based on comparable quoted market prices and on borrowing rates available to the Company at November 3, 2018, February 3, 2018 and October 28, 2017. These inputs are considered to be Level 2. At November 3, 2018, the fair value of total debt was $1,959.3 million compared to a carrying value of $1,957.9 million. At February 3, 2018, the fair value of total debt was $2,750.2 million compared to a carrying value of $2,752.6 million. At October 28, 2017, the fair value of total debt was $2,721.6 million compared to a carrying value of $2,802.4 million.

15. Earnings Per Share

The following table summarizes the computation of basic and diluted net income per share attributable to common stockholders:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Weighted-average common shares outstanding, used for basic computation	135,018,238	88,442,052	110,162,167	88,363,302
Plus: Incremental shares of potentially dilutive securities	4,349,499	3,842,956	4,781,572	—

Weighted-average number of common and dilutive potential common shares outstanding	139,367,737	92,285,008	114,943,739	88,363,302

Stock options of 652,743 and 1,569,949 were not included in the computation of diluted earnings for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, because their inclusion would have been anti-dilutive. Similarly, stock options of 1,663,426 and 2,017,695 were excluded from the computation of diluted earnings for the thirteen and thirty-nine weeks ended October 28, 2017, respectively.

16. Assets Held for Sale

The Company’s club in Hooksett, New Hampshire was relocated to Manchester, New Hampshire in March 2018.

In fiscal year 2018, the Company recorded an impairment loss of $4.0 million on the fixed assets of the Hooksett, New Hampshire location to lower the carrying value of the fixed assets to its estimated fair value less cost to sell. This charge is included within SG&A in the income statement.

On August 15, 2018, the Company closed on the sale of the Hooksett, New Hampshire location and received net proceeds of $6.1 million in exchange for all assets related to the club. The Company has no future obligations, outstanding liens or continuing involvement with this location.

17. Subsequent Events

On November 13, 2018, the Company entered into three forward starting interest rate swaps. Through these arrangements, which are effective on February 13, 2019, the Company has fixed the LIBOR component of $1,200.0 million of its floating rate debt at a rate of approximately 3.0%. The Company intends to elect hedge accounting for the agreements and expects the derivatives to be highly effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our prospectus, dated September 26, 2018, filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act, on September 27, 2018 (the “Prospectus”. The following discussion contains forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to “fiscal year 2017” relate to the 53 weeks ending February 3, 2018, and references herein to “fiscal year 2018” relate to the 52 weeks ending February 2, 2019. The third quarter of fiscal year 2017 ended on October 28, 2017, and the third quarter of fiscal year 2018 ended on November 3, 2018, and both include thirteen weeks.

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

Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 216 large-format, high volume warehouse clubs spanning 16 states. In our core New England markets, which have high population density and generate a disproportionate part of U.S. GDP, we operate almost three times the number of clubs of the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, www.bjs.com; our highly-rated mobile app and our integrated Instacart same-day delivery offering.

Our goal is to offer our members significant value and a meaningful return, in savings, on their annual membership fee. We have more than five million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, gas and ancillary services. The annual membership fee for our Inner Circle® Membership is $55 per year, and our BJ’s Perks Rewards® Membership, which offers additional value-enhancing features, costs $110 annually. We believe that members can save over ten times their $55 Inner Circle membership fee versus what they would have paid at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent over $2,000.0 million in sales, and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $259 million for fiscal year 2017 and represents approximately half of our Adjusted EBITDA.

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

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that strengthening our management team and enhancing our information systems, including our distribution center management and point-of-sale systems, will enable us to replicate our profitable club format and provide a differentiated shopping experience. We expect these infrastructure investments to support our successful operating model across our club operations.

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

Adoption of Accounting Standards Codification No. 606, Revenue from Contracts with Customers, and related amendments (“ASC 606”). We adopted ASC 606 effective February 4, 2018 using the modified retrospective method. The amounts reported in the consolidated statement of operations for the thirteen weeks and thirty-nine weeks ended November 3, 2018 and the consolidated balance sheet as of November 3, 2018 reflect this adoption. According to the modified retrospective method, all financial information before February 4, 2018 was not restated. See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our adoption of ASC 606.

How We Assess the Performance of Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key GAAP measures include net sales, membership fee income, cost of sales and selling, general and administrative expenses. In addition, we also review other important metrics such as Adjusted EBITDA, comparable club sales and merchandise comparable club sales, which exclude gasoline sales.

Net sales

Net sales are derived from direct retail sales to customers in our clubs and online, net of merchandise returns and discounts. Growth in net sales is impacted by opening new clubs and increases in comparable club sales.

Comparable club sales

Comparable club sales, also known as same store sales, is an important measure throughout the retail industry. In determining comparable club sales, we include all clubs that were open for at least 13 months at the beginning of the period and were in operation during all of both periods being compared, including relocated clubs and expansions. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales. As a result, data in this Quarterly Report on Form 10-Q, regarding our comparable club sales may not be comparable to similar data made available by other retailers.

Comparable club sales allow us to evaluate how our club base is performing by measuring the change in period-over-period net sales in clubs that have been open for the applicable period. Various factors affect comparable club sales, including consumer preferences and trends, product sourcing, promotional offerings and pricing, customer experience and purchase amounts, weather and holiday shopping period timing and length.

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

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to investments to spur comparable club sales growth, our continuing club growth and in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes-Oxley Act. In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A.

Adjusted EBITDA

Adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including compensatory payments related to options, stock-based compensation expense, pre-opening expenses, management fees, non-cash rent, strategic consulting expenses, severance, offering costs and other adjustments. For a reconciliation of Adjusted EBITDA to income from continuing operations, the most directly comparable GAAP measure, see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted EBITDA

We present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. We define Adjusted EBITDA as income (loss) from continuing operations before interest expense, net, provision (benefit) for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including compensatory payments related to options, stock-based compensation expense, preopening expenses, management fees, non-cash rent, strategic consulting, severance, offering-related expenses, and other adjustments. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be considered as alternative to any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries. Additionally, Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for any analysis of our results as reported under GAAP.

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

The following is a reconciliation of our income from continuing operations to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
(in thousands)
Income (loss) from continuing operations	$54,568	$22,873	$63,379	$(16,099)
Interest expense, net	33,029	42,321	137,787	150,211
Provision (benefit) for income taxes	2,730	15,346	(7,595)	(6,575)
Depreciation and amortization	39,936	41,117	122,434	123,404
Compensatory payments related to options(1)	—	4,253	—	77,953
Stock-based compensation expense(2)	2,620	1,909	55,985	7,649
Preopening expenses(3)	2,207	123	4,065	2,156
Management fees(4)	—	2,005	3,333	6,073
Noncash rent(5)	1,150	1,384	3,591	4,381
Strategic consulting(6)	9,321	7,448	22,569	24,402
Severance(7)	—	—	960	—
Offering Costs(8)	2,382	—	3,143	—
Other adjustments(9)	675	2,305	3,406	1,954

Adjusted EBITDA	$148,618	$141,084	$413,057	$375,509

Adjusted EBITDA as a percentage of net sales	4.7%	4.7%	4.4%	4.2%

(1)	Represents payments to holders of our stock options made pursuant to antidilution provisions in connection with dividends paid to our shareholders.
(2)	Represents total stock-based compensation expense and includes one-time expenses related to certain restricted stock and stock option awards issued in connection with the Company’s IPO.
(3)	Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.
(4)	Represents management fees paid to our sponsors (or advisory affiliates thereof) in accordance with our management services agreement, which terminated upon closing of the IPO.
(5)	Consists of an adjustment to remove the non-cash portion of rent expense, which has been recorded on a straight-line basis in accordance with GAAP.
(6)	Represents fees paid to external consultants for strategic initiatives of limited duration.
(7)	Represents termination costs to a former executive.
(8)	Represents one-time costs related to the Company’s IPO and secondary offering.
(9)

Other non-cash or discrete items as determined by management, including amortization of a deferred gain from sale lease back transactions in 2013, non-cash accretion expense on asset retirement obligations, obligations associated with our post-retirement medical plan and impairment charges related to a club that was relocated in 2018.

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

The following is a reconciliation of our net cash from operating activities to free cash flow for the periods presented:

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
(in thousands)
Net cash from operating activities	$250,893	$100,359
Less: Capital expenditures	103,340	86,122

Free cash flow	$147,553	$14,237

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
(in thousands)
Statement of Operations Data:
Net sales	$3,150,234	$3,019,389	$9,380,640	$9,006,022
Membership fee income	71,429	64,856	209,825	192,578

Total revenues	3,221,663	3,084,245	9,590,465	9,198,600
Cost of sales	2,629,575	2,523,297	7,858,515	7,578,790
Selling, general and administrative expenses	499,554	480,285	1,534,314	1,490,117
Preopening expenses	2,207	123	4,065	2,156

Operating income	90,327	80,540	193,571	127,537
Interest expense, net	33,029	42,321	137,787	150,211

Income (loss) from continuing operations before income taxes	57,298	38,219	55,784	(22,674)
Provision (benefit) for income taxes	2,730	15,346	(7,595)	(6,575)

Income (loss) from continuing operations	54,568	22,873	63,379	(16,099)
Loss from discontinued operations, net of income taxes	(137)	(98)	(425)	(308)

Net (loss) income	$54,431	$22,775	$62,954	$(16,407)

Operational Data:
Total clubs at end of period	216	215	216	215
Comparable club sales	3.6%	2.8%	4.1%	0.3%
Comparable club sales excluding gasoline sales	1.9%	0.4%	2.0%	(1.7)%
Adjusted EBITDA (in thousands)	$148,618	$141,084	$413,057	$375,509
Free cash flow (in thousands)	20,000	6,520	147,553	14,237

Thirteen Weeks (third quarter) Ended November 3, 2018 Compared to Thirteen Weeks (third quarter) Ended October 28, 2017

Net Sales

Net sales for the third quarter of fiscal year 2018 were $3,150.2 million, a 4.3% increase from net sales reported for the third quarter of fiscal year 2017 of $3,019.4 million. The increase was due primarily to a 3.6% increase in comparable club sales.

Comparable club sales

	Thirteen Weeks Ended
	November 3, 2018	October 28, 2017
Comparable club sales	3.6%	2.8%
Less: contribution from gasoline sales	1.7%	2.4%

Comparable club sales excluding gasoline sales	1.9%	0.4%

The increase in comparable club sales includes a favorable contribution from gasoline sales of 1.7% due mainly to price inflation.

Comparable club sales excluding gasoline sales increased 1.9% in the third quarter of 2018. The increase was driven by growth in general merchandise of approximately 5%, an increase in sales of non-edible groceries of approximately 3% and an increase in sales of edible groceries of approximately 1%. Sales of perishables were approximately flat for the quarter.

The increase in general merchandise sales was driven by strong sales of television and apparel. The increase in sales of non-edible groceries was due to better sales of laundry care and health and beauty products. Sales of edible groceries increased due to stronger sales of water and specialty beverages, partially offset by decreases in juice and breakfast items. Our perishable comparable club sales were flat for the quarter. Unit growth during the quarter was offset by the impact of deflation. Sales in key fresh categories such as fresh beef and pork, fresh fruits and vegetables all experienced deflationary pressure during the quarter.

Membership fee income

Membership fee income was $71.4 million in the third quarter of fiscal year 2018 versus $64.9 million in the third quarter of fiscal year 2017, a 10.1% increase. The growth in membership fee income was due to the membership fee increase implemented in January 2018 and successful member acquisition efforts.

Cost of sales

Costs of sales was $2,629.6 million, or 83.5% of net sales, in the third quarter of fiscal year 2018, compared to $2,523.3 million, or 83.6% of net sales, in fiscal year 2017. The decrease as a percentage of net sales of 0.1% was driven primarily by merchandise margin gains from the continued progress in our category profitability improvement program, partially offset by higher penetration of gasoline sales which lowers our overall margin rate.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased 4.0% to $499.6 million in the third quarter of fiscal year 2018 from $480.3 million in the third quarter of fiscal year 2017. Excluding expenses associated with our secondary offering and other one-time expenses, SG&A increased 4.6% to $496.2 million compared to $474.2 million in the third quarter last fiscal year. The increase reflects continued investments in membership marketing and payroll expenses to drive our strategic priorities.

Preopening expenses

Preopening expenses were $2.2 million in the third quarter of fiscal year 2018, compared to $0.1 million in the third quarter of fiscal year 2017. Preopening expenses for the third quarter of fiscal year 2018 include charges for one new club that opened in the third quarter of fiscal year 2018 and one new club that is expected to open in the first quarter of fiscal year 2019.

Interest expense

Interest expense was $33.0 million for the third quarter of fiscal year 2018, compared to $42.3 million for the third quarter of fiscal year 2017. Interest expense for the third quarter of fiscal year 2018 includes interest expense of $24.5 million related to debt service on outstanding borrowings, $6.2 million of charges related to the repricing of our outstanding borrowings, $1.3 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, and $1.0 million of other interest charges.

Interest expense for the third quarter of fiscal year 2017 includes interest of $26.8 million related to debt service on outstanding borrowings, $14.2 million of interest on the Second Lien Term Loan, and $1.3 million of other interest charges.

Provision for income taxes

The Company’s effective income tax rate from continuing operations was 4.8% for the third quarter of fiscal year 2018, compared to 40.2% for the third quarter of fiscal year 2017. The change in effective tax rate for the quarter ended November 3, 2018, was due to a significant stock option windfall tax benefit recorded in the third quarter of fiscal year 2018; a reduction in the U.S. federal statutory tax rate from 35.0% to 21.0% as part of the U.S. Tax Cuts and Jobs Act (the “TCJA”) that was enacted in December 2017; the reversal of liabilities for uncertain tax positions resulting from the expiration of the statute of limitations and an adjustment to the remeasurement of the Company’s deferred tax balances due to TCJA. The Company projects the estimated annual effective tax rate for fiscal year 2018 to be approximately 27% excluding the tax effect of discrete events.

Loss from discontinued operations

Loss from discontinued operations (net of income tax benefit) was $0.1 million in the third quarters of both fiscal years 2018 and 2017. The loss for both periods consists of post-tax accretion expense on lease obligations related to two closed locations.

Thirty-Nine Weeks (nine months) Ended November 3, 2018 Compared to Thirty-Nine Weeks (nine months) Ended October 28, 2017

Net Sales

Net sales for the first nine months of fiscal year 2018 were $9,380.6 million, a 4.2% increase compared to net sales for the first nine months of fiscal year 2017 of $9,006.0 million. The increase was driven by an increase in comparable club sales of 4.1%.

Comparable club sales

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Comparable club sales	4.1%	0.3%
Less: contribution from gasoline sales	2.1%	2.0%

Comparable club sales excluding gasoline sales	2.0%	(1.7)%

The increase in comparable club sales includes a favorable contribution from gasoline sales of 2.1% due mostly to price inflation.

Comparable club sales excluding gasoline sales increased 2.0% in the first nine months of fiscal year 2018 due to increases of approximately 2% in general merchandise and non-edible groceries and increases of approximately 1% in the sales of edible groceries and perishables.

The increase in general merchandise was due to stronger sales of apparel and televisions. The increase in non-edible grocery sales was due to growth in household cleaning and beauty care, partially offset by decreases in shaving products. Edible grocery sales improved due to increased sales of water, specialty beverages and salty snacks, partially offset by decreased sales of breakfast items. Perishables sales increased due higher sales of eggs, bakery items and fresh and frozen seafood, partially offset by lower sales of fresh meat and dairy.

Membership fee income

Membership fee income was $209.8 million for the first nine months of fiscal year 2018 compared to $192.6 million for the first nine months of fiscal year 2017, an 9.0% increase. The growth was driven by the membership fee increase that was effective January 2, 2018 and successful member acquisition efforts.

Cost of sales

Cost of sales was $7,858.5 million, or 83.8% of net sales, for the first nine months of fiscal year 2018, compared to $7,578.8 million, or 84.2% of net sales, for the first nine months of fiscal year 2017. The decrease as a percentage of net sales of 0.4% was attributable primarily to procurement savings from our assortment optimization efforts.

Selling, general and administrative expenses

SG&A expenses were $1,534.3 million, or 16.4% of net sales, for the first nine months of fiscal year 2018, compared to $1,490.1 million, or 16.6% of net sales, for the first nine months of fiscal year 2017. The 0.2% decrease was driven by higher expenses last year due to compensatory payments to option holders of $78.0 million. This year’s SG&A results include stock-based compensation related to the Company’s initial public offering of $48.9 million, $4.0 million of asset impairment charges on a club that was relocated and public offering costs of $3.1 million.

Preopening expenses

Preopening expenses were $4.1 million for first nine months of fiscal year 2018 compared to $2.2 million for first nine months of fiscal year 2017. Preopening expenses for fiscal year 2018 include expenses for one new club, one relocated club, one new gas station and a new club expected to open in the first quarter of fiscal year 2019. Preopening expenses for the first nine months of fiscal year 2017 include expenses for one new club.

Interest expense

Interest expense was $137.8 million for the first nine months of fiscal year 2018, compared to $150.2 million for the first nine months of fiscal year 2017. Interest expense for the first nine months of fiscal year 2018 included interest of $80.3 million related to debt service on outstanding borrowings, $25.4 million of non-recurring charges related to the repricing of our outstanding borrowings in the third quarter and the extinguishment of the Second Lien Term Loan in the second quarter, $24.3 million of interest on the Second Lien Term loan incurred prior to extinguishment, $4.8 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, and $3.0 million of other interest charges.

Interest expense for the first nine months of fiscal year 2017 included interest of $79.1 million related to debt service on outstanding borrowings, $41.8 million of interest on the Second Lien Term Loan, $21.1 million of charges related to debt refinancing, $5.3 million of amortization expense on the deferred financing costs and original issue discounts on our outstanding borrowings, and $2.9 million of other interest charges.

Provision for income taxes

The Company’s effective income tax rate from continuing operations was (13.6)% for the first nine months of fiscal year 2018, compared to 29.0% for the same period last year. The change in effective tax rate for the first nine months of fiscal year 2018, is due to stock option windfall tax benefits recorded in the current year; a reduction in the U.S. federal statutory tax rate from 35.0% to 21.0% as part of the U.S. Tax Cuts and Jobs Act (the “TCJA”) that was enacted in December 2017, the reversal of liabilities for uncertain tax positions resulting from the expiration of the statute of limitations and an adjustment to the remeasurement of the Company’s deferred tax balances due to TCJA. The Company projects the estimated annual effective tax rate for fiscal year 2018 to be approximately 27% excluding the tax effect of discrete events.

Loss from discontinued operations

Loss from discontinued operations (net of income tax benefit) was $0.4 million for the first nine months of fiscal year 2018, compared to $0.3 million for the first nine months of fiscal year 2017. The loss for both periods consists of post-tax accretion expense on lease obligations related to two closed locations.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Facility. Cash and cash equivalents totaled $31.5 million as of November 3, 2018. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Facility will be sufficient to finance our operations, meet our current debt obligations, and fund anticipated capital expenditures.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
(in thousands)
Net cash provided by operating activities	$250,893	$100,359
Net cash used in investing activities	(103,340)	(86,122)
Net cash used in financing activities	(151,005)	(14,456)

Net decrease in cash and cash equivalents	$(3,452)	$(219)

Net Cash from Operating Activities

Net cash provided by operating activities was $250.9 million for the first nine months of fiscal year 2018, compared to $100.4 million for the first nine months of fiscal year 2017. The increase in operating cash flow was primarily due to higher operating income from improved margin rates and increased membership fee income, lower interest payments due to the pay down of the second lien term loan, and strong working capital management including better management of inventory levels and faster collection of receivables. In addition, result for the first nine months of fiscal 2017 includes $73.7 million of compensatory payments to stock option holders.

Net Cash from Investing Activities

Cash used for capital expenditures was $103.3 million for the first nine months of fiscal year 2018, compared to $86.1 million for the first nine months of fiscal year 2017. The increase is due to more investments in technology and more spending on new and relocated clubs compared to the prior year.

Net Cash from Financing Activities

Cash used in financing activities for the first nine months of fiscal year 2018 was $151.0 million, compared to $14.5 million for the first nine months of fiscal year 2017. The increase over last year is due mainly to the extinguishment of the Second Lien Term Loan in the second quarter and the partial paydown of the First Lien Term Loan in conjunction with its repricing in the third quarter. Net proceeds from the ABL Facility were $207.0 million in both periods.

Financing Obligations

On February 3, 2017, we entered into a senior secured asset based revolving credit and term facility (as amended, the “ABL Facility”). On February 3, 2017, we entered into a senior secured first lien term loan facility (the “First Lien Term Loan”) and a senior secured second lien term loan facility (the “Second Lien Term Loan” and, together with the First Lien Term Loan, the “Term Loan Facilities”). We entered into the ABL Facility and Term Loan Facilities in part to amend our prior ABL Facility and refinance our prior term loan facilities. The Second Lien Term Loan was fully repaid on July 2, 2018 in connection with the closing of the IPO.

On August 13, 2018, the Company refinanced its First Lien Term Loan and reduced the principal on the loan. The Company drew $350.0 million under its ABL Facility to fund the transaction. As amended, the First Lien Term Loan has an initial principal amount of $1,537.7 million and interest is calculated either at LIBOR plus 275 to 300 basis points or a base rate plus 175 to 200 basis points based on the Company achieving a net leverage ratio of 3.00 to 1.00. The Company paid debt costs of $1.8 million and accrued interest of $1.2 million at closing.

On August 17, 2018, the Company amended its ABL Facility to extend the maturity date from February 3, 2022 to August 17, 2023 and reduce the applicable interest rates and letter of credit fees on the facility. As amended, interest on the revolving credit facility is calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan is calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The Company paid debt costs of approximately $1.0 million at closing.

Contractual Obligations

The Company’s contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital needs. As of November 3, 2018, there were no material changes to our contractual obligations from those described in our Prospectus that was filed on September 27, 2018.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements. We do enter into operating lease commitments, letters of credit and purchase obligations in the normal course of our operations.

Critical Accounting Policies and Use of Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Prospectus. There were no material changes to our critical accounting policies through November 3, 2018 from those discussed in our Prospectus. For a full discussion of our significant accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For a full discussion of recently issued accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in market interest rates and these changes in rates will impact our net interest expense and our cash flow from operations. Substantially all our borrowings carry variable interest rates. An increase in interest rates could have a material impact on our cash flow. As of November 3, 2018, a 100-basis point increase in assumed interest rates for our variable interest credit facilities, before impact of any hedges, would have had an annual impact of approximately $19.6 million on interest expense. We do not have any interest rate swaps or other hedging arrangements to mitigate interest rates in fiscal year 2018. In November 2018, the Company entered into three forward starting interest rate swaps. Through these arrangements, which are effective on February 13, 2019, the Company has fixed the LIBOR component of $1,200.0  million of its floating rate debt at a rate of approximately 3.0%

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 3, 2018.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various litigations, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, we do not believe that any will have a material adverse impact on our business, financial condition or results of operations.

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

The retail business is highly competitive. We compete primarily against other warehouse club operators and grocery and general merchandise retailers, including supermarkets and supercenters, and gasoline stations. Given the value and bulk purchasing orientation of our customer base, we compete to a lesser extent with internet retailers, hard discounters, department and specialty stores and other operators selling a narrow range of merchandise. Some of these competitors, including two major warehouse club operators—Sam’s Club (a division of Wal-Mart Stores, Inc.) and Costco Wholesale Corporation— operate on a multi-national basis and have significantly greater financial and marketing resources than BJ’s. These retailers and wholesalers compete in a variety of ways, including with respect to price, services offered to customers, distribution strategy, merchandise selection and availability, location, convenience, store hours and the attractiveness and ease of use of websites and mobile applications. The evolution of retailing through online and mobile channels has also improved the ability of customers to comparison shop with digital devices, which has enhanced competition. We cannot guarantee that we will be able to compete successfully with existing or future competitors. Our inability to respond effectively to competitive factors may have an adverse effect on our profitability as a result of lost market share, lower sales or increased operating costs, among other things.

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

We depend on the orderly operation of our merchandise receiving and distribution process, primarily through our Company-operated and contracted distribution centers. Although we believe that our receiving and distribution process is efficient, unforeseen disruptions in operations due to fires, tornadoes, hurricanes, earthquakes or other catastrophic events, labor issues or other shipping problems (which may include, but are not limited to, strikes, slowdowns or work stoppages at the ports of entry for the merchandise that we import) may result in delays in the delivery of merchandise to our clubs, which could adversely affect sales and the satisfaction of our members. In addition, increases in distribution costs, including but not limited to trucking and freight costs, could adversely affect our costs, which could adversely affect our operating profit and results of operations.

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

We are dependent upon several key management and other team members. If we were to lose the services of one or more of our key team members, this could have a material adverse effect on our operations. Our continued success also depends upon our ability to attract and retain highly qualified team members to meet our future growth needs while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including healthcare costs and prevailing wage rates, which may be affected by, among other factors, competitive wage pressure, minimum wage laws and general economic conditions. If we experience tight labor markets, either regionally or in general, we may have to increase our wages, which could increase our selling, general and administrative expenses and adversely affect our operating income. We compete with other retail and non-retail businesses for these employees and invest significant resources in training them. There is no assurance that we will be able to attract or retain highly qualified team members to operate our business.

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

Our comparable club sales may be adversely affected for many reasons, including new club openings by our competitors and the opening of our own new clubs that may cannibalize existing club sales. Comparable club sales may also be affected by cycling against strong sales in the prior year, by new clubs entering our comparable club base and by price reductions in response to competition.

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

If our merchandise offerings, including food and general merchandise products, do not meet applicable safety standards or our members’ expectations regarding safety, we could experience lost sales and increased costs and be exposed to legal and reputational risk. The sale of these items involves the risk of health-related illness or injury to our members. Such illnesses or injuries could result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases or faulty design. We are dependent on our vendors, including vendors located outside the United States, to ensure that the products we buy comply with all safety standards. While all our vendors must comply with applicable product safety laws, it is possible that a vendor will fail to comply with these laws or otherwise fail to ensure the safety of its products. Further, while our vendors generally must agree to indemnify us in the case of loss, it is possible that a vendor will fail to fulfill that obligation.

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

Our financial and operational performance is dependent on our operations in the New York metropolitan area, which accounted for 25% of net sales in fiscal year 2017. We consider 39 of our clubs to be in the New York metropolitan area. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our operations in the New York metropolitan area could arise from, among other things, slower growth or declines in our comparable club sales; negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for club openings; cannibalization of existing locations by new clubs; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in this market, including higher levels of unemployment, depressed home values and natural disasters; regional economic problems; changes in local regulations; terrorist attacks; and failure to consistently provide a high quality and well-assorted mix of products to retain our existing member base and attract new members.

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

Natural disasters, such as hurricanes, typhoons or earthquakes, particularly in locations where our centralized operating systems and administrative personnel are located, could negatively affect our operations and financial performance. For example, our operations are concentrated primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snow storm, could have a material adverse effect on a substantial portion of our operations. Such events could result in physical damage to one or more of our properties, the temporary closure of one or more clubs, one or more of our Company-operated or contracted distribution centers or our home office facility, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products, the temporary disruption in the transport of goods to or from overseas, delays in the delivery of goods to our clubs or distribution centers and the temporary reduction in the availability of products in our clubs. Public health issues, whether occurring in the U.S. or abroad, or terrorist attacks could also disrupt our operations, disrupt the operations of suppliers or members or have an adverse impact on consumer spending and confidence levels. These events could also reduce demand for our products or make it difficult or impossible to procure products. We may be required to suspend operations in some or all our locations, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We lease most of our retail properties, each of our three company-operated distribution centers and our corporate office. The profitability of our business is dependent on operating our current club base with favorable margins, opening and operating new clubs at a reasonable profit, renewing leases for clubs in desirable locations and, if necessary, identifying and closing underperforming clubs. We enter leases for a significant number of our club locations for varying terms. Typically, a large portion of a club’s operating expense is the cost associated with leasing the location.

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

The operating leases for our retail properties, distribution centers and corporate office expire at various dates through 2040. Several leases have renewal options for various periods of time at our discretion. One of our retail property leases and none of our distribution center leases expire prior to 2027. When leases for our clubs with ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all. Further, if we attempt to relocate a club for which the lease has expired, we may be unable to find a new location for that club on commercially acceptable terms or at all, and the relocation of a club might not be successful for other reasons. Any of these factors could cause us to close clubs in desirable locations, which could have an adverse impact on our results of operations.

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

In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools (such as paid search and mobile applications, among others), which may increase our costs, and which may not increase sales or attract customers. If we are unable to allow real-time and accurate visibility into product availability when customers are ready to purchase, fulfill our customers’ orders quickly and efficiently using the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate sales channel or manage our online sales effectively, our ability to compete and our results of operations could be adversely affected.

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

If any of these or other factors were to cause supply disruptions or delays, our inventory levels may be reduced, or the cost of our products may increase unless and until alternative supply arrangements could be made. Merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad. Any shortages of merchandise (especially seasonal and holiday merchandise), even if temporary, could result in missed opportunities, reducing our sales and profitability. It could also result in our customers seeking and obtaining the products in question from our competitors.

In addition, reductions in the value of the U.S. dollar or increases in the value of foreign currencies could ultimately increase the prices that we pay for our products. We have not hedged our currency risk in the past and do not currently anticipate doing so in the future. All our products manufactured overseas and imported into the United States are subject to duties collected by U.S. Customs and Border Protection. Increases in these duties would increase the prices we pay for these products, and we may not be able fully to recapture these costs in our pricing to customers. Further, we may be subjected to additional tariffs or penalties if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products (including, but not limited to, prohibitions against entering merchandise by means of materially negligently made false statements or omissions). To the extent that any foreign manufacturers from whom we purchase products directly or indirectly employ business practices that vary from those commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, potential claims of liability.

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

As of November 3, 2018, our total outstanding debt was $1,957.9 million. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our ABL Facility and First Lien Term Loan. Our substantial indebtedness could have important consequences to us, including:

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

The Sponsors exercise a significant control over the direction of our business and have the right to nominate members of our Board. If the ownership of our common stock continues to be highly concentrated, it could prevent our stockholders from influencing significant corporate decisions.

The Sponsors currently directly or indirectly own approximately 42.0% of our common stock and have entered into a voting agreement among themselves and with the Company. The Sponsors will continue to exercise significant influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

Pursuant to the voting agreement, the Sponsors are entitled to designate individuals to be included in the slate of nominees recommended by our board of directors for election to our board of directors under certain circumstances related to continued ownership of the shares they hold.

These provisions will allow the Sponsors to continue to exercise significant control over our corporate decisions, including over matters on which our other stockholders have a right to vote. Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws also include a number of provisions that may discourage, delay or prevent a change in our management or control for so long as the Sponsors own specified percentages of our common stock. These provisions not only could have a negative impact on the trading price of our common stock but could also allow the Sponsors to delay or prevent a corporate transaction that the public stockholders might approve.

Sales of a substantial number of shares of our common stock in the public market by certain of our stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In connection with the IPO, substantially all of our then-existing stockholders entered into lock-up agreements with the underwriters of the offering that restrict such stockholders’ ability to transfer shares of our common stock for 180 days from the date of the offering, subject to certain exceptions. In addition, in connection with the secondary offering, the Company, the Sponsors, and the other selling stockholders and our directors and officers agreed to enter into new lock-up agreements with the underwriters of the secondary offering, restricting the ability to transfer shares of common stock for 90 days from the date of the prospectus related to the secondary offering, subject to certain exceptions. The underwriters of the IPO also agreed, in connection with the secondary offering, to release certain pre-IPO stockholders from the IPO lock-up.

Subject to limitations, approximately 60.5 million shares will become eligible for sale upon expiration of these lock-up periods. In addition, shares issued or issuable upon exercise of options vested as of the expiration of these lock-up periods will be eligible for sale at that time. Further, the representatives of the IPO and secondary offering underwriters, respectively may, in their sole discretion, release all or some portion of the shares subject to these lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon expiration of these lock-up agreements, the perception that such sales may occur, or early release of these agreements, could have a material adverse effect on the trading price of our common stock.

Moreover, holders of 44% of our outstanding common stock have rights, subject to certain conditions such as the lock-up arrangements described above, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended, or the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Following our secondary offering, we are longer a “controlled company” within the meaning of the NYSE rules and the rules of the SEC. However, we qualify for and continue to rely on exemptions from certain corporate governance requirements during certain transition periods.

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

During the period that we were a “controlled company,” we relied on the exemptions listed above.

Following our secondary offering, the Sponsors no longer own a majority of our outstanding common stock and, as a result, we are no longer a “controlled company” within the meaning of the corporate governance rules of NYSE. Consequently, the NYSE rules require that (i) at least a majority of our board of directors is independent within one year of the date we no longer qualified as a “controlled company”; (ii) at least a majority of those serving on each of our compensation and nominating and corporate governance committees are independent within 90 days of the date we no longer qualified as a “controlled company” and that these committees are fully independent within one year of such date; and (iii) there is an annual performance evaluation of our nominating and corporate governance and compensation committees. During these transition periods, we may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the NYSE rules.

Accordingly, during the transition periods, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

In addition, although we are no longer a “controlled company,” the Sponsors continue to be able to significantly influence our decisions. The Sponsors exercise significant control over the direction of our business and have the right to nominate members of our Board. If the ownership of our common stock continues to be highly concentrated, it could prevent our stockholders from influencing significant corporate decisions. The Sponsors are in the business of making investments in companies and may from time to time in the future acquire controlling interests in businesses that complement or directly or indirectly compete with certain portions of our business. If the Sponsors pursue such acquisitions in our industry, those acquisition opportunities may not be available to us.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	First Amendment to Voting Agreement dated October 30, 2018 by and among the Company and the Sponsors					X

10.2	Amended and Restated Employment Agreement by and between BJ’s Wholesale Club, Inc. and Lee Delaney, dated as of December 6, 2018					X

10.3	Amended and Restated Employment Agreement by and between BJ’s Wholesale Club, Inc. and Brian Poulliot, dated as of December 6, 2018					X

10.4	Refinancing Amendment, dated August 13, 2018, to the First Lien Term Loan Credit Agreement, dated as of February 3, 2017, among BJ’s Wholesale Club, Inc., the Company, the Lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	8-K	001-38559	10.1	August 17, 2018

10.5	First Amendment, dated August 17, 2018, to the Amended and Restated Credit Agreement, dated as of February 3, 2017, among the Company, BJ’s Wholesale Club, Inc., Wells Fargo Bank, National Association, as administrative agent and the other lenders and issuers party thereto	8-K	001-38559	10.2	August 17, 2018

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Linkbase Document

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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: December 7, 2018	By:	/s/ Robert W. Eddy
Robert W. Eddy
Executive Vice President, Chief Financial & Administrative Officer