Form 10-K
period 2019-02-02
BJ's Wholesale Club Holdings, Inc.
filed 2019-03-25
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019 or
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File No. 001-38559
___________________________________
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware State or other jurisdiction of incorporation or organization	45-2936287 (I.R.S. Employer Identification No.)

25 Research Drive Westborough, Massachusetts (Address of principal executive offices)	01581 (Zip Code)
Registrant’s telephone number, including area code: (774) 512-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
___________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐  NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting common equity held by non-affiliates as of August 3, 2018 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,178,447,664. The registrant has no non-voting common equity.
The number of outstanding shares of common stock of the registrant as of March 15, 2019 was 137,830,842.

.

DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “project,” “believe,” “estimate” or “predict” “or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in Part I. "Item 1A. Risk Factors” and Part II. "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
TRADEMARKS

This Annual Report on Form 10-K includes trademarks and service marks owned by us, including BJ’s Wholesale Club®, BJ’s®, Wellsley Farms®, Berkley Jensen®, My BJ’s Perks®, BJ’s Easy Renewal®, BJ’s Gas®, BJ’s Perks Elite®, BJ’s Perks Plus®, Inner Circle® and BJ’s Perks Rewards®. This Annual Report on Form 10-K also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report on Form 10-K may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

MARKET AND INDUSTRY DATA

This report includes estimates regarding market and industry data that we prepared based on our management’s knowledge and experience in the markets in which we operate, together with information obtained from various sources, including publicly available information, industry reports and publications, surveys, our customers, distributors, suppliers, trade and business organizations and other contacts in the markets in which we operate.

In this report, we make reference to consistently offering 25% or more savings on a representative basket of manufacturer-branded groceries compared to typical supermarket competitors. The following is how we verify that we provide our members this value:

•	We periodically identify the four supermarket chains (or banners) most prevalent in our clubs’ primary trade areas (the “Supermarket Competitors”).

•
We create a “basket” of 100 popular manufacturer-branded grocery food and non-food items, each of which was among our top-selling national brand items in its category and was also carried, in varying pack sizes, in supermarkets. We believe this basket is representative of manufacturer-branded grocery items because of their popular appeal and recognition—as evidenced by both presence and sales volume—in our clubs and at the Supermarket Competitors.

•
We hire an independent third-party company to visit multiple (a minimum of six) sites for each of the Supermarket Competitors, which are located in the trade areas of one or more of our clubs, no less frequently than once every two weeks. The third-party comparison shoppers record the prices of each item in the basket carried by the Supermarket Competitor, in the closest pack size to the size BJ’s carries, and then they calculate the price on a unit-price basis. We compare unit prices to ensure a common denominator for price comparisons. We direct the measurement company to ignore coupons and exclude items that were on promotion by us or by a Supermarket Competitor, as promotional prices do not represent everyday values in our view.

•
To calculate the Supermarket Competitors’ average price for the items in the basket, we average the measured prices of the items at each Supermarket Competitor store sampled, create an average measured unit price for each item at each Supermarket Competitor, compare those to our chain average unit price, and arrive at a relative percentage difference for each Supermarket Competitor. We then average these percentage differences for the four Supermarket Competitors. The average difference is consistently more than 25%.

We will only include an item in the basket if it is carried by at least two of the four Supermarket Competitors. This means that over time we may replace items in the basket with different comparable items, if we are consistently unable to get prices for comparison on an item, to be sure we continue to offer the same relative savings.

We also use a rolling average of measured prices. At a minimum, we will use an average of two consecutive periodic or monthly measurements of prices at both BJ’s (using our chain average price) and the Supermarket Competitors. We may use up to 52 consecutive weeks, or 12 consecutive months, of price data for comparison. We make our savings claim using price data that are not more than 60 days old, as to the most recent price measurement in the data set.

The Supermarket Competitors do not include non-traditional sellers of groceries, such as drugstores, online sellers, superstores, convenience stores, other membership clubs and mass market retailers.

In presenting this information, we have made certain assumptions that we believe to be reasonable based on such data and other similar sources and on our knowledge of, and our experience to date in, the markets for the products we distribute. Market share data is subject to change and may be limited by the availability of raw data, the voluntary nature of the data gathering process and other limitations inherent in any statistical survey of market shares. In addition, customer preferences are subject to change. Accordingly, you are cautioned not to place undue reliance on such market share data. References herein to the markets in which we conduct our business refer to the geographic metropolitan areas in which our clubs are located.

DEFINED TERMS
As used in this Annual Report on Form 10-K, unless the context otherwise requires:

•	“The Company,” “BJ’s,” “we,” “us” and “our” mean BJ’s Wholesale Club Holdings, Inc. and, unless the context otherwise requires, its consolidated subsidiaries;

•	“Sponsors” means investment funds affiliated with or advised by CVC Capital Partners (“CVC”) and Leonard Green & Partners, L.P. (“Leonard Green”);

•	"IPO" means our initial public offering of shares of our common stock completed on July 2, 2018;

•	"2018 Secondary Offering" means the secondary offering of shares of our common stock by certain selling shareholders completed on September 27, 2018; and

•	"March 2019 Secondary Offering" means the secondary offering of shares of our common stock by certain selling shareholders completed on March 11, 2019.
BASIS OF PRESENTATION
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to “fiscal year 2018” relate to the 52 weeks ending February 2, 2019, references herein to “fiscal year 2017” relate to the 53 weeks ended February 3, 2018, and references herein to “fiscal year 2016” relate to the 52 weeks ended January 28, 2017. In this Annual Report on Form 10-K, unless otherwise noted, when we compare a metric (such as comparable club sales) between one period and a “prior period,” we are comparing it to the analogous period from the prior fiscal year.

PART I
Item 1. Business

General
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
Over the last three years, we have hired Chris Baldwin as Chairman, President and Chief Executive Officer and have made multiple senior management hires and changes, adding consumer packaged goods, digital and consulting experience to our leadership team. This new leadership team has implemented significant cultural and operational changes to our business, including transforming how we use data to improve member experience, instilling a culture of cost discipline, adopting a more proactive approach to growing our membership base and building an omnichannel offering oriented towards making shopping at BJ's more convenient. These changes have delivered results rapidly, evidenced by positive comparable club sales over the last six quarters and net income growth of over 150% and adjusted EBITDA growth of 8% in aggregate form from fiscal year 2017 to fiscal year 2018. In fiscal year 2018, we generated total revenues, net income and Adjusted EBITDA of $13.0 billion, $127.3 million and $578.4 million, respectively.
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
Our goal is to offer our members significant value and a meaningful return, in savings, on their annual membership fee. We have approximately 5.5 million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, gas and ancillary services. The annual membership fee for our Inner Circle® Membership is $55 per year, and our BJ’s Perks Rewards® Membership, which offers additional value-enhancing features, costs $110 annually. We believe that members can save over ten times their $55 Inner Circle membership fee versus what they would have paid at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent over $2 billion in sales, and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $282.9 million for fiscal year 2018 and represents approximately half of our Adjusted EBITDA.
Our Clubs
As of February 2, 2019, we operated 216 clubs ranging in size from 63,000 square feet to 150,000 square feet. We aim to locate our larger clubs in high density, high traffic locations that are difficult to replicate. We design our smaller format clubs to serve markets whose population is not sufficient to support a larger club or that are in locations, such as urban areas, where there is inadequate real estate space for a larger club. Including space for parking, the amount of land required for a BJ’s club generally ranges from 8 acres to approximately 14 acres. The use of garage parking can in some cases reduce the amount of land necessary for a club. Our clubs are located in both free-standing locations and shopping centers.
We buy most of our merchandise directly from manufacturers and route it to cross-docking consolidation points (distribution centers) or directly to our clubs. Our company-operated and contracted distribution centers receive large shipments from manufacturers and quickly ship these goods to individual clubs. This process creates freight volume and handling efficiencies, eliminating many costs associated with traditional multiple-step distribution channels.

A summary of our club locations by market as of February 2, 2019 is set forth in the table below:

Market	Store Count
New York	44
Florida	31
Massachusetts	25
New Jersey	23
Pennsylvania	17
Connecticut	13
Virginia	13
Maryland	12
North Carolina	10
New Hampshire	6
Ohio	6
Georgia	5
Delaware	4
Maine	3
Rhode Island	3
South Carolina	1
Industry Overview
Warehouse clubs offer a relatively narrow assortment of food and general merchandise items within a wide range of product categories. In order to achieve high sales volumes and rapid inventory turnover, merchandise selections are generally limited to items that are brand name leaders in their categories alongside an assortment of private label brands. Since warehouse clubs sell a diversified selection of product categories, they attract customers from a wide range of other wholesale and retail distribution channels, such as supermarkets, supercenters, internet retailers, gasoline stations, hard discounters, department and specialty stores and operators selling a narrow range of merchandise. These higher cost distribution channels have traditionally been unable to match the low prices offered by warehouse clubs over long periods.
Warehouse clubs eliminate many of the merchandise handling costs associated with traditional multiple-step distribution channels by purchasing full truckloads of merchandise directly from manufacturers and by storing merchandise on the sales floor rather than in central warehouses. By operating no-frills, self-service warehouse facilities, warehouse clubs have fixturing and operating costs substantially below those of traditional retailers. Because of their higher sales volumes and rapid inventory turnover, warehouse clubs generate cash from the sale of a large portion of their inventory before they are required to pay merchandise vendors. As a result, a greater percentage of the inventory is financed through vendor payment terms than by working capital. Two broad groups of customers, individual households and small businesses, have been attracted to the savings made possible by the high sales volumes and operating efficiencies achieved by warehouse clubs. Customers at warehouse clubs are generally limited to members who pay an annual fee.
Merchandising
We service our existing members and attract new members by providing a broad range of high quality, brand name and private label merchandise at prices that are consistently lower than the prices of traditional retailers, including discount retailers, supermarkets, supercenters and specialty retail operations. We limit the items offered in each product line to fast selling styles, sizes and colors, carrying approximately 7,200 active stock keeping units (SKUs). By contrast, supermarkets normally carry an average of 40,000 SKUs, and supercenters may stock 100,000 SKUs or more. We work closely with manufacturers to develop packaging and sizes that are best suited for selling through the warehouse club format in order to minimize handling costs and ensure value to our members.

We group our merchandise offerings into perishables, edible grocery, non-edible grocery and general merchandise categories.

•	Perishables: consist of our meat, produce, dairy, bakery, deli and frozen products, and constituted approximately 32% of our merchandise sales for fiscal year 2018.

•
Edible grocery: consists of packaged foods (including breakfast foods, salty snacks and candy) and beverages (including juices, water, beer, wine and liquor) and constituted approximately 27% of our merchandise sales for fiscal year 2018.

•
Non-edible grocery: consists of detergents, disinfectants, paper products, beauty care, adult and baby care and pet foods, and constituted approximately 25% of our merchandise sales for fiscal year 2018.

•	General merchandise: consists of small appliances, televisions, electronics, seasonal goods and apparel and constituted approximately 16% of our merchandise sales for fiscal year 2018.
BJ’s consumer-focused private label products, sold under Wellsley Farms® and Berkley Jensen® brands, comprised approximately 20% of total merchandise sales in fiscal year 2018, compared to 10% of total merchandise sales in fiscal year 2012. These products are primarily premium quality and generally are priced below the branded competing product. We focus both on a group of core private label products that compete with national brands that have among the highest market share and yield high margins and on differentiated products that drive member loyalty.
We also offer a number of specialty services that are designed to enable members to complete more of their shopping at our clubs and to encourage more frequent trips to the clubs. Many of these services are provided by outside operators under license from us. Specialty services include full-service optical centers; tire installation services; a propane tank filling service; home improvement services; travel services; an automobile buying service; a car rental service; garden and storage sheds; patios and sunrooms; payment processing services; and product protection plans.
As of February 2, 2019, we had 138 gasoline stations in operation at or near our clubs. The gas stations are generally self-service, with some locations also accepting cash. Both regular and premium gasoline are available. We generally maintain our gas prices below the average prices in each market as a means of illustrating a favorable price image to existing and prospective members.
Omnichannel Offering

Our e-commerce business, www.bjs.com, provides hundreds of our general merchandise products as well as thousands of additional products generally not found in our clubs. We provide delivery of these products to our members’ home or office. Items sold on our website include electronics, computers, office supplies and equipment, products for the home, health and beauty aids, sporting goods, outdoor living, baby products, toys and jewelry. In addition, we offer, through third party providers, services such as tire installation, travel and insurance and more. In addition to e-commerce capabilities, our highly-rated mobile app offers Add-to-Card Coupons functionality, which alleviates the hassle of paper coupons by allowing members to digitally save our own and national brand coupons and offers directly onto the app, and Express Scan capability, which enables our members to self-checkout by scanning purchases on their smartphone. We have also rolled out an integrated same-day delivery offering with club pricing and a fixed delivery fee.
Membership
Paid membership is an essential element of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We have a large base of approximately 5.5 million paid memberships as of fiscal year 2018. Our target customers care about value, quality and convenience and shop at warehouse clubs for their family needs. Our target customers are a price sensitive demographic with large household sizes, representing the largest segment of warehouse club shoppers in BJ’s trade areas, with 9 million households and $7 billion of annual club channel grocery spend. While we believe we also appeal to a wider range of household incomes, we target households with an average annual income of approximately $75,000. We believe this group represents a historically underserved demographic in our core markets.
We offer two core types of memberships: Inner Circle® memberships and business memberships. We generally charge $55 per year for a primary Inner Circle membership that includes one additional card for a household member. Primary members may purchase up to three supplemental memberships for $30 each. A primary business membership costs $55 per year and includes one free supplemental membership. Business members may purchase up to eight additional supplemental business memberships at $30 each. U.S. military personnel—active and veteran—who enroll at a BJ’s club location can do so for a reduced membership fee. We had approximately 5.5 million paid members at February 2, 2019.

BJ’s Perks Rewards®, our higher tier of membership, offers members the opportunity to earn 2% cash back on most in-Club and www.bjs.com purchases. The annual fee for a BJ’s Perks Rewards Membership is $110 per year. We also offer our co-branded My BJ’s Perks® Mastercard® credit cards. These cards provide members with the opportunity to earn up to 5% cash back on purchases made at our clubs or online at www.bjs.com and a 10-cent per gallon discount on gasoline when paying with a My BJ’s Perks Mastercard at our BJ’s Gas locations. We offer among the most competitive gasoline prices in our markets, evidenced by GasBuddy naming BJ’s Gas among the top 10 on its 100 U.S. Best Value Brands for 2016. Since fiscal year 2014, we have grown co-branded Mastercard holders by 421%. In fiscal year 2018, BJ’s Perks Rewards members and co-branded Mastercard members accounted for 23% of members and 39% of spend.
Advertising and Public Relations
We promote customer awareness of our clubs primarily through social media, direct mail, public relations efforts, radio advertising, community involvement, new club marketing programs and various publications sent to our members periodically throughout the year. We also employ dedicated marketing personnel who solicit potential business members and who contact other selected organizations to increase the number of members. We also run free promotional membership and initially discounted membership promotions to attract new members, with the objective of converting them to paid members. These programs result in low marketing expenses compared to typical retailers.
Club Operations
Our ability to achieve profitable operations depends upon high sales volumes and the efficient operation of our warehouse clubs. We buy most of our merchandise from manufacturers for shipment either to a BJ’s cross-dock facility or directly to our clubs. This eliminates many of the costs associated with traditional multiple-step distribution channels, including distributors’ commissions and the costs of storing merchandise in central distribution facilities.
We route the majority of our purchases through cross-dock facilities which break down truckload quantity shipments from manufacturers and reallocates these goods for shipment to individual clubs, generally within 24 hours. Our efficient distribution systems result in reduced freight expenses and lower handling costs compared to other retailers. We contract with a third party that operates three perishables distribution centers for us.
We work closely with manufacturers to minimize the amount of handling required once merchandise is received at a club. Merchandise for sale is generally displayed on pallets containing large quantities of each item, thereby reducing labor required for handling, stocking and restocking. Back-up merchandise is generally stored in steel racks above the sales floor.
Information Systems
We strive to use information systems and technology to improve the control and the efficiency of our business model. We completed an implementation of SAP enterprise resource planning software in fiscal year 2015 and are focused on leveraging the efficiency benefits of SAP as well as implementing new checkout technologies to improve member convenience.
Competition
We compete with a wide range of national, regional and local retailers and wholesalers selling food and/or general merchandise in our markets, including supermarkets, supercenters, general merchandise chains, specialty chains, gasoline stations and other warehouse clubs, some of which have significantly greater financial and marketing resources than BJ’s. Major competitors that operate warehouse clubs include Costco Wholesale Corporation and Sam’s Clubs (a division of Wal-Mart Stores, Inc.), both of which operate on a multi-national basis.
We believe price is the major competitive factor in the markets in which we compete. Other competitive factors include store location, merchandise selection, member services and name recognition. We believe our efficient, low-cost form of distribution gives us a significant competitive advantage over more traditional channels of retail distribution.
Intellectual Property
We believe that, to varying degrees, our trademarks, trade names, copyrights, proprietary processes, trade secrets, patents, trade dress, domain names and similar intellectual property add significant value to our business and are important to our success. We have invested significantly in the development and protection of our well-recognized brands, including our private label brands, Wellsley Farms® and Berkley Jensen®. We believe that products sold under our private label brands are high quality, offered to our members at prices that are generally lower than those for comparable national brand products and help lower costs, differentiate our merchandise offerings from other retailers and generally earn higher margins. We expect to continue to increase the sales penetration of our private label items.

We rely on trademark and copyright laws, trade-secret protection, and confidentiality, license and other agreements with our suppliers, employees and others to protect our intellectual property rights. The availability and duration of trademark registrations vary by country; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.
Government Regulation
We are subject to labor and employment laws, laws governing truth-in-advertising, privacy laws, environmental laws, safety regulations and other laws, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise and the operation of clubs, warehouses and Company-operated and contracted distribution center facilities.
Our clubs are also subject to various local, state and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages, environmental protection, licensing for the sale of food and, in many clubs, licensing for beer and wine or other alcoholic beverages. Our operations, including the manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies, including the Food and Drug Administration (the “FDA”), the FTC, the U.S. Department of Agriculture (the “USDA”), the Consumer Product Safety Commission (the “CPSC”) and the Environmental Protection Agency. We rely on contractual provisions to ensure compliance by our vendors.
Food
The FDA has comprehensive authority to regulate the safety of food and food ingredients (other than meat, poultry, catfish and certain egg products), as well as dietary supplements under the Federal Food, Drug, and Cosmetic Act (the “FDCA”). Similarly, the USDA’s Food Safety Inspection Service is the public health agency responsible for ensuring that the nation’s commercial supply of meat, poultry, catfish and certain egg products is safe, wholesome and correctly labeled and packaged under the Federal Meat Inspection Act and the Poultry Products Inspection Act.
Congress amended the FDCA in 2011 through passage of the Food Safety Modernization Act (the “FSMA”), which greatly expanded the FDA’s regulatory obligations over all actors in the supply chain. Industry actors continue to determine the best pathways to implement FSMA’s regulatory mandates and the FDA’s promulgating regulations throughout supply chains, as most requirements are now in effect. Such regulations mandate that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products.
The FDA also exercises broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under certain circumstances, extends even to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of identity, net quantity, nutrition facts labeling, ingredient statement and allergen disclosures. The FDA also regulates the use of structure/function claims, health claims and nutrient content claims.
Dietary Supplements
The FDA has comprehensive authority to regulate the safety of dietary supplements, dietary ingredients, labeling and current good manufacturing practices. Congress amended the FDCA in 1994 through passage of the Dietary Supplement Health and Education Act (the “DSHEA”), which greatly expanded FDA’s regulatory authority over dietary supplements. Through DSHEA, dietary supplements became their own regulated commodity while also allowing structure/function claims on products. However, no statement on a dietary supplement may expressly or implicitly represent that it will diagnose, cure, mitigate, treat or prevent a disease.
Food and Dietary Supplement Advertising
The FTC exercises jurisdiction over the advertising of foods and dietary supplements. The FTC has the power to institute monetary sanctions and the imposition of consent decrees and penalties that can severely limit a company’s business practices. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims.

Compliance
As is common in our industry, we rely on our suppliers and contract manufacturers, including those of our private label products, to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. We do not directly manufacture any goods. In general, we seek certifications of compliance, representations and warranties, indemnification or insurance from our suppliers and contract manufacturers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from our clubs. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain of their products, and we have revised certain provisions of our sales and marketing program.
We monitor changes in these laws and believe that we are in material compliance with applicable laws.
Seasonality
Our business is moderately seasonal in nature. Historically, our business has realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively.
Employees
As of February 2, 2019, we had approximately 26,383 full-time and part-time employees, whom we refer to as "team members". None of our team members is represented by a union. We consider our relations with our team members to be good.
Segments
Our club retail operations, which represent substantially all of our consolidated total revenues, are our only reportable segment. All of our identifiable assets are located in the United States. We do not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.
Corporate Information
Our principal operating subsidiary is BJ’s Wholesale Club, Inc., which was previously an independent publicly traded corporation until its acquisition on September 30, 2011, by a subsidiary of Beacon Holding Inc., a company incorporated on June 24, 2011 by the Sponsors for the purpose of the acquisition. BJ’s Wholesale Club Holdings, Inc. changed its name from Beacon Holding Inc. on February 23, 2018.
Available Information
We make available on our website (http://www.bjs.com), or through a link posted on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). In addition, the SEC maintains an internet site that contains these reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).
Our website is not incorporated into or a part of this Form 10-K. The information on our website is not incorporated by reference and should not be considered to be a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors
In addition to the other information set forth in this annual report on Form 10-K, you should carefully consider the following factors which could materially adversely affect our, business, financial condition, results of operations (including revenues and profitability) and/or stock price. Our business is also subject to general risks, and uncertainties that may broadly affect companies including us. Additional risks known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, results of operations and/or stock price.
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
We depend on having a large and loyal membership. Our membership fee income is a substantial source of profit for us, contributing approximately half of our Adjusted EBITDA during fiscal year 2018. Further, our net sales are directly affected by the number of our members, the number of BJ’s Perks Rewards® members and holders of our My BJ’s Perks® Mastercard® credit cards, the frequency with which our members shop at our clubs and the amount they spend on those trips, which means the loyalty and enthusiasm of our members directly impacts our net sales and operating income. Accordingly, anything that would harm our relationship with our members and lead to lower membership renewal rates or lower spending by members in our clubs could materially adversely affect our net sales, membership fee income and results of operations.
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
The retail industry is highly competitive. We compete primarily against other warehouse club operators and grocery and general merchandise retailers, including supermarkets and supercenters, and gasoline stations. Given the value and bulk purchasing orientation of our customer base, we compete to a lesser extent with internet retailers, hard discounters, department and specialty stores and other operators selling a narrow range of merchandise. Some of these competitors, including two major warehouse club operators—Sam’s Club (a division of Wal-Mart Stores, Inc.) and Costco Wholesale Corporation — operate on a multi-national basis and have significantly greater financial and marketing resources than BJ’s. These retailers and wholesalers compete in a variety of ways, including with respect to price, services offered to customers, distribution strategy, merchandise selection and availability, location, convenience, store hours and the attractiveness and ease of use of websites and mobile applications. The evolution of retailing through online and mobile channels has also improved the ability of customers to comparison shop with digital devices, which has enhanced competition. We cannot guarantee that we will be able to compete successfully with existing or future competitors. Our inability to respond effectively to competitive factors may have an adverse effect on our profitability as a result of lost market share, lower sales or increased operating costs, among other things.
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
We accept payments using an increasing variety of methods, including cash, checks, our co-branded credit cards and a variety of other credit and debit cards, as well as Masterpass, Paypal, Apple Pay®, Google Pay and EBT. Our efficient operation, like that of most retailers, requires the transmission of information permitting cashless payments. As we offer new payment options to our members, we may be subject to additional rules, regulations and compliance requirements, along with higher fraud losses. For certain payment methods, we pay interchange and other related card acceptance fees, along with additional transaction processing fees. We rely on third parties to provide secure and reliable payment transaction processing services, including the processing of credit and debit cards, and our co-branded credit card, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. For example, we are subject to Payment Card Industry Data Security Standards (“PCI DSS”), which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We are also subject to a consent decree entered by the Federal Trade Commission (the “FTC”) in 2005 in connection with a complaint alleging that we had failed to adequately safeguard members’ personal data. Under the consent decree, we are required to maintain a comprehensive information security program that is reasonably designed to protect the security, confidentiality and integrity of personal information collected from or about our members. In addition, if our third-party processor systems are breached or compromised, we may be subject to substantial fines, remediation costs, litigation and higher transaction fees and lose our ability to accept credit or debit card payments from our members, and our reputation, business and operating results could also be materially adversely affected. Our security measures have been breached in the past and may in the future be undermined due to the actions of outside parties, including nation-state sponsored actors, employee error, internal or external malfeasance, or otherwise, and, as a result an unauthorized party may obtain access to our data systems and misappropriate, alter, or destroy business and personal information, including payment card information. Such information may also be placed at risk through our use of outside vendors, which may have data security systems that differ from those that we maintain or are more vulnerable to breach. For example, in March 2018, our travel vendor informed us that the personal data of several hundred of our members had been compromised because of a data breach at Orbitz, which that vendor used as a platform for making online travel bookings. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, discover or counter them in a timely fashion, or implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation and harm to our relationship with our members, any of which could have an adverse effect on our business.
Changes in laws related to the Supplemental Nutrition Assistance Program (“SNAP”), to the governmental administration of SNAP or to SNAP’s electronic benefit transfer (“EBT”) systems could adversely impact our results of operations.
Under SNAP, we are currently authorized to accept EBT payments, or food stamps, at our clubs as tender for eligible items, and payments via EBT accounted for approximately 5% of our net sales for fiscal years 2015-2018. Changes in state and federal laws governing the SNAP program, including rules on where and for what EBT cards may be used, could reduce sales at our clubs. For example, in February 2018, the federal government proposed reductions in food stamp program spending and changes in the program’s administration, including the provision of benefits to recipients in the form of government-purchased food items instead of electronic credits and disbursements that can be used to purchase food items (including at our clubs). Any such spending reductions or changes could therefore decrease sales at our clubs and thereby materially and adversely affect our business, financial condition and results of operations.

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
Our financial and operational performance is dependent on our operations in the New York metropolitan area, which accounted for 25% of net sales in fiscal year 2018. We consider 39 of our clubs to be located in the New York metropolitan area. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our operations in the New York metropolitan area could arise from, among other things, slower growth or declines in our comparable club sales; negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for club openings; cannibalization of existing locations by new clubs; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in this market, including higher levels of unemployment, depressed home values and natural disasters; regional economic problems; changes in local regulations; terrorist attacks; and failure to consistently provide a high quality and well-assorted mix of products to retain our existing member base and attract new members.

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

Our business is moderately seasonal and weak performance during one of our historically strong seasonal periods could have a material adverse effect on our operating results for the entire fiscal year.
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
Implementation of technology initiatives could disrupt our operations in the near term and fail to provide the anticipated benefits.
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
We are typically responsible for taxes, utilities, insurance, repairs and maintenance for our leased retail properties. Our rent expense for fiscal years 2018, 2017 and 2016 totaled $308.2 million, $301.9 million and $298.1 million, respectively. Our future minimum rental commitments for all operating leases in existence as of February 2, 2019 was $309.8 million for fiscal year 2019 and total $2,935.8 million in aggregate for fiscal years 2020 through 2040. We expect that many of the new clubs we open will also be leased to us under operating leases, which will further increase our operating lease expenditures and require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our ABL Facility or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.
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
The use of individually identifiable data, including personal health information, by our business is regulated at the federal and state levels. Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new administrative processes. If we fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal or financial risk, including the imposition of fines or other penalties, as a result of non-compliance.
For example, as do most retailers and wholesale club operators, we and certain of our service providers receive certain personally identifiable information, including protected health information, about our members. In addition, our online operations at www.bjs.com depend upon the secure transmission of confidential information over public networks. A compromise of our security systems or those of some of our business partners that results in our members’ personal information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations.

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
We imported approximately 4% of our merchandise directly from foreign countries such as China, Vietnam, Bangladesh and India during fiscal year 2018. In addition, many of our domestic vendors purchase a portion of their products from foreign sources.
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
We are involved in a number of legal proceedings involving employment issues, personal injury, product liability, consumer matters, intellectual property claims and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in material liability. See the notes to our audited financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Further, we are unable to predict whether unknown claims may be brought against us that could become material.
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
The Financial Accounting Standards Board, or FASB, recently adopted new accounting rules, to be effective for our fiscal year beginning after December 2018, which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. Upon adoption of the standard, the Company will be required to record substantially all leases on the balance sheet as a right of use asset and liability, while previously we accounted for such leases on an “off balance sheet” basis. As a result, a significant amount of lease related assets and liabilities will be recorded on our balance sheet, and we may be required to make other changes to the recording and classification of our lease related expenses. Though these changes will not have any direct impact on our overall financial condition, these changes will cause the total amount of assets and liabilities we report to increase substantially. This could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics and covenants under our debt facilities, and under third-party financial models regarding our financial condition.
Goodwill and identifiable intangible assets represent a significant portion of our total assets, and any impairment of these assets could adversely affect our results of operations.
Our goodwill and indefinite-lived intangible assets, which consist of goodwill and our trade name, represented a significant portion of our total assets as of February 2, 2019. Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators are based on market conditions and the operational performance of our business.
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
As of February 2, 2019, our total outstanding long-term debt was $1,546.5 million. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our ABL Facility and First Lien Term Loan. Our substantial indebtedness could have important consequences to us, including:

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
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory, tax and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements, including the First Lien Term Loan and the ABL Facility, may also restrict us from affecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. Our ABL Facility is scheduled to mature on August 17, 2023 and our First Lien Facility is scheduled to mature on February 3, 2024. See “Liquidity and Capital Resources.” If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.
In addition, in July 2017, the U.K. Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve and what, if any, effect these changes, other reforms or the establishment of alternative reference rates may have on instruments that calculate interest rates based on LIBOR. Additionally, changes in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. Although we have entered into interest rate swap agreements whereby we have fixed the LIBOR of $1.2 billion of our floating rate debt, any alternative methods of calculating the interest rate payable on these obligations or on our future indebtedness may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Relating to Ownership of our Common Stock
The market price of our common stock may fluctuate significantly.
Prior to our IPO, there was no public market for our common stock, and we cannot predict how active and liquid the market for our common stock will be. In addition, the market price of our common stock may be influenced by many factors, including:

•	quarterly variations in our operating results compared to market expectations;

•	changes in the preferences of our customers;

•	low comparable club sales growth compared to market expectations;

•	delays in the planned openings of new clubs;

•
the failure of securities analysts to cover the Company or changes in financial estimates by the analysts who cover us, our competitors or the grocery or retail industries in general and the wholesale club segment in particular;

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
The Sponsors currently directly or indirectly own approximately 27.2% of our common stock and have entered into a voting agreement among themselves and with the Company. The Sponsors will continue to exercise significant influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In connection with the March 2019 Secondary Offering the Company, the Sponsors and our executive officers agreed to enter into new lock-up agreements with the underwriter of the March 2019 Secondary Offering, restricting the ability to sell or transfer shares of common stock for 60 days from the date of the prospectus related to the March 2019 Secondary Offering subject to certain exceptions. Subject to limitations, approximately 42 million shares will become eligible for sale upon expiration of these lock-up periods. Further, the March 2019 Secondary Offering underwriter may, in its sole discretion, release all or some portion of the shares subject to these lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon expiration of these lock-up agreements, the perception that such sales may occur, or early release of these agreements, could have a material adverse effect on the trading price of our common stock.
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

•
allowing the total number of directors to be determined exclusively (subject to the rights of holders of any series of preferred stock to elect additional directors) by resolution of our board of directors and granting to our board the sole power (subject to the rights of holders of any series of preferred stock or rights granted pursuant to the voting agreement with our Sponsors) to fill any vacancy on the board;

•	limiting the ability of stockholders to remove directors without cause;

•	authorizing the issuance of “blank check” preferred stock by our board of directors, without further stockholder approval, to thwart a takeover attempt;

•	prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders);

•	eliminating the ability of stockholders to call a special meeting of stockholders;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings;

•
requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our certificate of incorporation or bylaws; and

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
We are in the process of evaluating our internal controls systems to allow management to report on, and our independent registered public accounting firm to audit, our internal controls over financial reporting. We are also in the process of performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and, if required, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We are required to comply with the management certification requirements of Section 404 in our annual report on Form 10-K for our first annual report that is filed with the SEC (subject to any change in applicable SEC rules). We are required to comply with Section 404 in full (including an auditor attestation on management’s internal controls report) in our annual report on Form 10-K for the year following our first annual report required to be filed with the SEC (subject to any change in applicable SEC rules). Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and PCAOB, rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the corporate governance standards of the Sarbanes-Oxley Act and the NYSE. These requirements may place a strain on our management, systems and resources and we have incurred and expect to continue to incur significant legal, accounting, insurance and other expenses that we had not historically incurred as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and the NYSE’s requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We operated 216 warehouse club locations as of February 2, 2019, of which 185 are leased under long-term leases and 11 are owned. We own the buildings at the remaining 20 locations, which are subject to long-term ground leases. A listing of the number of Company locations in each state is shown under Part I. "Item 1. Business."
The Company's leases require long-term rental payments subject to various adjustments. Generally, the Company is required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales in excess of certain thresholds, or other factors. Many of the leases require escalating payments during the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term. The initial primary term of the real estate club leases ranges from 5 to 25 years, with most of these leases having an initial term of 20 years. The initial primary term of the ground leases ranges from 14 to 44 years, and averages approximately 21 years. As of February 2, 2019, the Company has options to renew all but three of its leases for periods that range from 5 to 65 years, and average approximately 21 years.
Our home office in Westborough, Massachusetts, occupies a total of 282,000 square feet. Our lease expires on January 31, 2026.
We operate three cross-dock distribution centers for non-perishable items and also have three perishable item distribution centers operated by a third party. Our cross-dock distribution centers are leased under lease agreements expiring between 2031 and 2033, and range between 480,000 and 630,000 square feet in size. The third-party perishable distribution centers range between 210,000 and 264,000 square feet in size.
See the "Commitment and Contingencies" footnote 8 of our consolidated financial statements included in this Annual Report on Form 10-K for additional information with respect to our leases.
Item 3. Legal Proceedings
We are subject to various litigation, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, management does not believe that any will have a material adverse impact on our business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock

Our common stock began trading on the NYSE under the symbol “BJ” on June 28, 2018. As of the end of business on March 15, 2019, the trading price of our capital stock closed at $25.43 per share.
Holders
As of March 15, 2019, there were approximately 34 record holders of our common stock. This number does not include beneficial owners whose shares were held in street name.
Dividends

We do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, for the future operation and expansion of our business and the repayment of debt. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant.
Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock with the total return for (i) the S&P 500 Index and (ii) the S&P 500 Retail Index for the period from June 28, 2018 (the date our common stock commenced trading on the NYSE) through February 2, 2019. The graph assumes an investment of $100 in our common stock at market close on June 28, 2018 and the reinvestment of dividends, if any. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock.
Issuer Purchases of Equity Securities
None.

Recent Sales of Unregistered Securities
None

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 2, 2019, regarding our common stock that may be issued under the BJ’s Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the “2018 Incentive Award Plan”), the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding Inc.), as amended (the “2011 Stock Option Plan”), the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding Inc.), as amended (the “2012 Director Stock Option Plan”) and the BJ’s Wholesale Club Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”).

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plan category:	(a)	(b)		(c)
Equity compensation plans approved by stockholders
2018 Incentive Award Plan(1)	2,512,051	$17.08	(2)	8,572,846
2011 Stock Option Plan	3,689,546	$5.46		—
2012 Directors Stock Option Plan	66,504	$4.26		—
ESPP	—	—		973,014
Equity compensation plans not approved by stockholders	—	—		—
Total	6,268,101	—		9,545,860

(1)
In connection with our IPO, we adopted the 2018 Incentive Awards Plan and will not make future grants or awards under the 2011 Stock Option Plan or the 2012 Director Stock Option Plan. The shares available for grant under the 2018 Incentive Award Plan includes 985,369 shares of common stock that, as of June 27, 2018, remained available for issuance, collectively, under the 2011 Stock Option Plan and the 2012 Director Stock Option Plan.

(2)	The restricted stock units do not have an exercise price.

Item 6. Selected Financial Data
We have derived the following selected consolidated statements of operations and cash flow data for fiscal years 2018, 2017 and 2016 and the consolidated balance sheet data for the fiscal years ended February 2, 2019 and February 3, 2018 from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the following selected consolidated statements of operations and cash flow data for fiscal years 2016 and 2015 and the consolidated balance sheet data as of January 28, 2017 and January 30, 2016 from our consolidated financial statements not included in this Annual Report on Form 10-K.
The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the selected financial data presented below in conjunction with Part II. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
(Dollars in thousands, except per share amounts and total clubs)

	Fiscal Year Ended
	52 Weeks February 2, 2019	53 Weeks February 3, 2018	52 Weeks January 28, 2017	52 Weeks January 30, 2016	52 Weeks January 31, 2015
Statement of Operations Data:
Net sales	$12,724,454	$12,495,995	$12,095,302	$12,220,215	$12,488,247
Membership fee income	282,893	258,594	255,235	247,338	243,023
Total revenues	13,007,347	12,754,589	12,350,537	12,467,553	12,731,270
Cost of sales	10,646,452	10,513,492	10,223,017	10,476,519	10,758,461
Selling general and administrative expenses	2,051,324	2,017,821	1,908,752	1,797,780	1,776,432
Preopening expenses	6,118	3,004	2,749	6,458	12,310
Operating income	303,453	220,272	216,019	186,796	184,067
Interest expense, net	164,535	196,724	143,351	150,093	154,481
Income from continuing operations before income taxes	138,918	23,548	72,668	36,703	29,586
Provision (benefit) for income taxes	11,826	(28,427)	27,968	12,049	10,277
Income from continuing operations	127,092	51,975	44,700	24,654	19,309
Income (loss) from discontinued operations, net of taxes	169	(1,674)	(476)	(550)	(296)
Net income	$127,261	$50,301	$44,224	$24,104	$19,013
Per Share Data:
Income from continuing operations per share attributable to common stockholders - basic	$1.09	$0.57	$0.50	$0.28	$0.22
Income from continuing operations per share attributable to common stockholders - diluted	1.05	0.54	0.48	0.27	0.21
Weighted average number of shares outstanding:
Basic	116,599	88,386	88,164	87,869	87,474
Diluted	121,135	92,264	90,736	90,241	90,260
Dividends per share	$—	$8.31	$—	$—	$—
Financial Position
Total assets	$3,239,285	$3,273,856	$3,232,219	$3,408,933	$3,528,387
Outstanding borrowings	1,800,848	2,748,112	2,056,405	2,229,835	2,289,568
Stockholders' equity	(202,084)	(1,029,857)	(347,211)	(401,073)	(427,475)
Clubs open at end of year	216	215	214	213	207

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis and the information in Part II. "Item 6. Selected Financial Data" should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Annual Report on Form 10-K in Part I. "Item 1A. Risk Factors."
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to “fiscal year 2018” and "fiscal year 2016" relate to the 52 weeks ending February 2, 2019 and January 28, 2017, respectively, and references herein to “fiscal year 2017” relate to the 53 weeks ending February 3, 2018.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 216 large-format, high volume warehouse clubs spanning 16 states. In our core New England markets, which have high population density and generate a disproportionate part of U.S. GDP, we operate almost three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, www.bjs.com; our highly-rated mobile app and our integrated Instacart same-day delivery offering.
Our goal is to offer our members significant value and a meaningful return, in savings, on their annual membership fee. We have approximately 5.5 million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, gas and ancillary services. The annual membership fee for our Inner Circle® Membership is $55 per year, and our BJ’s Perks Rewards® Membership, which offers additional value-enhancing features, costs $110 annually. We believe that members can save over ten times their $55 Inner Circle membership fee versus what they would have paid at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent over $2.0 billion in sales, and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $282.9 million for fiscal year 2018 and represents approximately half of our Adjusted EBITDA.
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
Size and loyalty of membership base. The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year over the past two decades. Our membership fee income totaled $282.9 million in fiscal year 2018. Our membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, reached an all-time high of 87% during fiscal year 2018.

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
Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, which could lead to margin pressure as costs may not be able to be passed on to consumers. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.
Refinancings. We used the proceeds of the initial public offering ("IPO") to repay indebtedness under our Second Lien Facility, which reduced our cost of capital and debt service obligations. In addition we amended our ABL Facility and First Lien Facility, resulting in a reduction to the applicable interest rates.

53rd week. Our fiscal year 2017 consisted of 53 weeks and our fiscal years 2018 and 2016 each consisted of 52 weeks. Fiscal years in which there are 53 weeks will see increased net sales and expenses from the additional week.

Adoption of Accounting Standards Codification No. 606, Revenue from Contracts with Customers, and related amendments (“ASC 606”). We adopted ASC 606 effective February 4, 2018 using the modified retrospective method. The amounts reported in the consolidated statement of operations for the fiscal year ended February 2, 2019 and the consolidated balance sheet as of February 2, 2019 reflect this adoption. According to the modified retrospective method, all financial information before February 4, 2018 was not restated. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our adoption of ASC 606.
How We Assess the Performance of Our Business
In assessing our performance, we consider a variety of performance and financial measures. The key GAAP measures include net sales; membership fee income; cost of sales; selling, general and administrative expenses; and net income. In addition, we also review other important metrics such as Adjusted EBITDA, comparable club sales and merchandise comparable club sales, which exclude gasoline sales.
Net sales
Net sales are derived from direct retail sales to customers in our clubs and online, net of merchandise returns and discounts. Growth in net sales is impacted by opening new clubs and increases in comparable club sales.
Comparable club sales
Comparable club sales, also known as same store sales, is an important measure throughout the retail industry. In determining comparable club sales, we include all clubs that were open for at least 13 months at the beginning of the period and were in operation during all of both periods being compared, including relocated clubs and expansions. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales. As a result, data in this Annual Report on Form 10-K, regarding our comparable club sales may not be comparable to similar data made available by other retailers.
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
Merchandise comparable club sales
Merchandise comparable club sales is calculated by excluding sales from our gasoline operations from comparable club sales for the applicable period.
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
Net Income
Net income reflects the Company's net sales, less cost of sales; selling, general and administrative expenses; operating expenses; depreciation; interest; taxes and other expenses.
Adjusted EBITDA
Adjusted EBITDA is defined as income from continuing operations before interest expense, net, provision (benefit) for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including compensatory payments related to options, stock-based compensation expense, pre-opening expenses, management fees, non-cash rent, strategic consulting expenses, severance, offering costs and other adjustments. For a reconciliation of Adjusted EBITDA to income from continuing operations, the most directly comparable GAAP measure, see “Non-GAAP Financial Measures.”
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
The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and adjusted EBITDA as a percentage of sales for the periods presented:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
(in thousands)
Income from continuing operations	$127,092	$51,975	$44,700
Interest expense, net	164,535	196,724	143,351
Provision (benefit) for income taxes	11,826	(28,427)	27,968
Depreciation and amortization	162,223	164,061	178,325
Compensatory payments related to options(1)	—	77,953	6,143
Stock-based compensation expense(2)	58,917	9,102	11,828
Preopening expenses(3)	6,118	3,004	2,749
Management fees(4)	3,333	8,038	8,053
Noncash rent(5)	4,864	5,391	7,138
Strategic consulting(6)	33,486	30,316	26,157
Severance(7)	960	9,065	2,320
Offering costs(8)	3,803	—	—
Other adjustments(9)	1,269	6,305	(1,406)
Adjusted EBITDA	$578,426	$533,507	$457,326
Adjusted EBITDA as a percentage of net sales	4.5%	4.3%	3.8%
__________

(1)	Represents payments to holders of our stock options made pursuant to antidilutive provisions in connection with dividends paid to our shareholders.

(2)	Represents total stock-based compensation expense and includes one-time expense related to certain restricted stock and stock option awards issued in connection with the our IPO.

(3)	Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.

(4)	Represents management fees paid to our sponsors (or advisory affiliates thereof) in accordance with our management services agreement, which terminated upon closing of the IPO.

(5)	Consists of an adjustment to remove the non-cash portion of rent expense, which has been recorded on a straight-line basis in accordance with GAAP.

(6)	Represents fees paid to external consultants for strategic initiatives of limited duration.

(7)	Represents termination costs to a former executive and termination costs associated with our voluntary retirement packages issued in January 2018.

(8)	Represents one-time costs related to our IPO, 2018 secondary offering and other shareholder-related filings.

(9)
Other non-cash items, including amortization of a deferred gain from sale lease back transactions in 2013, non-cash accretion on asset retirement obligations, obligations associated with our post-retirement medical plan, impairment charges related to a club that was relocated in 2018 and a gain from a third party settlement.

Free cash flow
We present free cash flow, which is not a recognized financial measure under GAAP, because we use it to report to our board of directors, and we believe it assists investors and analysts in evaluating our liquidity. Free cash flow should not be considered as an alternative to cash flows from operations as a liquidity measure. We define free cash flow as net cash provided by operating activities net of capital expenditures.

The following is a reconciliation of our net cash from operating activities to free cash flow for the periods presented:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
(in thousands)
Net cash from operating activities	$427,103	$210,085	$297,428
Less: Capital expenditures	145,913	137,466	114,756
Free cash flow	$281,190	$72,619	$182,672
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Statement of Operations Data (dollars in thousands):
Net sales	$12,724,454	$12,495,995	$12,095,302
Membership fee income	282,893	258,594	255,235
Total revenues	13,007,347	12,754,589	12,350,537
Cost of sales	10,646,452	10,513,492	10,223,017
Selling, general and administrative expenses	2,051,324	2,017,821	1,908,752
Preopening expense	6,118	3,004	2,749
Operating income	303,453	220,272	216,019
Interest expense, net	164,535	196,724	143,351
Income from continuing operations before income taxes	138,918	23,548	72,668
Provision (benefit) for income taxes	11,826	(28,427)	27,968
Income from continuing operations	127,092	51,975	44,700
Income (loss) from discontinued operations, net of income taxes	169	(1,674)	(476)
Net income	$127,261	$50,301	$44,224
Operational Data:
Total clubs at end of period	216	215	214
Comparable club sales	3.7%	0.8%	(2.6)%
Comparable club sales excluding gasoline sales	2.2%	(0.9)%	(2.3)%
Adjusted EBITDA	$578,426	$533,507	$457,326
Free cash flow	281,190	72,619	182,672
Membership renewal rate	87%	86%	85%

Fiscal Year 2018 Compared to Fiscal Year 2017
53rd Week:

The fourth quarter and full year of fiscal 2017 included one additional week ("53rd week") compared to the fourth quarter and full year of fiscal year 2018. Net sales and net income for the 53rd week of fiscal year 2017 were approximately $240 million and $7 million, respectively.
Net Sales
Net sales for fiscal year 2018 were $12.7 billion, a 1.8% increase from net sales reported for fiscal year 2017 of $12.5 billion. The increase was due primarily to a 3.7% increase in comparable club sales, which was partially offset by the 53rd week in the results of fiscal year 2017. Net sales in the 53rd week of fiscal year 2017 were approximately $240 million.
Comparable club sales

Fiscal Year Ended
February 2, 2019
Comparable club sales	3.7%
Less: contribution from gasoline sales	1.5%
Merchandise comparable sales	2.2%
Comparable club sales excluding gasoline sales increased 2.2% in fiscal year 2018. The increase was driven by growth in general merchandise sales of approximately 3.0%, increases in sales of edible and non-edible groceries of approximately 2% and an increase in sales of perishables of approximately 1%.
The increase in general merchandise sales was driven by strong sales of television, apparel and small appliances. Sales of edible groceries improved primarily due to growth in salty snacks, water and specialty beverages. Sales of non-edible groceries improved primarily due to growth in laundry care and health and beauty products. The sales increase of perishables was driven mainly by strong sales in bakery, fresh meat and produce categories.
Membership fee income
Membership fee income was $282.9 million in fiscal year 2018 compared to $258.6 million in fiscal year 2017, a 9.4% increase. The growth in membership fee income was due to a membership fee increase implemented in January 2018, the record renewal rate of 87% and successful member acquisition efforts.
Cost of sales
Costs of sales was $10.6 billion, or 83.7% of net sales, in fiscal year 2018, compared to $10.5 billion, or 84.1% of net sales, in fiscal year 2017. The 0.4% decrease as a percentage of net sales was driven primarily by merchandise margin gains from the continued progress in our category profitability improvement program, partially offset by higher penetration of gasoline sales which lowers our overall margin rate. The decrease was also due to our successful procurement efforts, assortment optimization and improved sales penetration of private label items. Private label penetration increased to 20% in fiscal year 2018 from 19% in fiscal year 2017.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) were $2.1 billion, or 16.1% of net sales, in fiscal year 2018, compared to $2.0 billion, or 16.2% of net sales, in fiscal year 2017. SG&A expenses in fiscal year 2018 included non-recurring charges of $48.9 million for stock compensation related to awards issued in conjunction with our IPO, $4.0 million of impairment charges on fixed assets for a club that was relocated, $3.8 million of offering costs related to our IPO and secondary offerings and $3.3 million of management fees paid to our sponsors. SG&A expenses in fiscal year 2017 included non-recurring charges of $78.0 million of compensatory payments to stock option holders pursuant to antidilution provisions in connection with dividends paid to our sponsors, $9.1 million of severance expense associated with a voluntary reduction in force and $8.0 million of management fees paid to our sponsors. Excluding these items in both periods, SG&A expense as a percent of net sales increased by approximately 0.1% due to investments in marketing and payroll to drive the Company’s sales and profitability growth.

Preopening expenses
Preopening expenses were $6.1 million in fiscal year 2018, compared to $3.0 million in fiscal year 2017. Preopening expenses for fiscal year 2018 include charges for one new club and five new gas stations that opened in fiscal year 2018 and several new club openings expected for fiscal year 2019.
Interest expense
Interest expense was $164.5 million for fiscal year 2018, compared to $196.7 million for fiscal year 2017. Interest expense for fiscal year 2018 includes interest expense of $128.6 million related to debt service on outstanding borrowings, $25.4 million of charges related to the repricing of our outstanding borrowings, $6.6 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, and $3.9 million of other interest charges. Interest expense decreased in fiscal year 2018 due to the extinguishment of our Second Lien Term Loan and the benefit of repricing our First Lien Term Loan and ABL facilities in fiscal year 2018.
Interest expense for fiscal year 2017 includes interest of $163.2 million related to debt service on outstanding borrowings, $8.5 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $21.1 million of charges related to debt refinancing loss on extinguishment of debt and $3.9 million of other interest charges.
Provision for income taxes

The Company’s effective income tax rate from continuing operations was 8.5% for fiscal year 2018 and (120.7)% for fiscal year 2017. The increase in the effective tax rate in fiscal year 2018 primarily resulted from a one-time benefit of $32.1 million in fiscal year 2017 for the revaluation of the Company’s net deferred tax liabilities due to the Tax Cuts and Jobs Act ( the “TCJA”), partially offset by stock option windfall tax benefit of $20.0 million and the benefit of a full year at the reduced federal tax rate of 21% in fiscal year 2018.
Income and loss from discontinued operations
Income and loss from discontinued operations (net of income tax) was $0.2 million and $1.7 million in fiscal years 2018 and 2017, respectively. The charges in both periods represent accretion expense on lease obligations. Charges for the period ended February 2, 2019, also includes income of $0.9 million for the reserve reversal associated with the lease termination of the Company's Austell, Georgia location.
Fiscal Year Ended February 3, 2018 Compared to Fiscal Year Ended January 28, 2017
Net Sales
Net sales for fiscal year 2017 were $12.5 billion, a 3.3% increase from net sales reported for fiscal year 2016 of $12.1 billion. The increase was due to a 0.8% increase in comparable club sales, incremental sales from two new clubs opened since the beginning of last year and the impact of the 53rd week in fiscal year 2017. Adjusting for the additional week, net sales increased by approximately 1.3% to $12.3 billion from fiscal year 2016 to fiscal year 2017.
Comparable club sales

Fiscal Year Ended
February 3, 2018
Comparable club sales	0.8%
Less: contribution from gasoline sales	1.7%
Merchandise comparable sales	(0.9)%
The increase in comparable club sales includes a favorable contribution from gasoline sales of 1.7% primarily due mainly to price inflation.

Comparable club sales excluding gasoline sales decreased 0.9% in fiscal year 2017 due to decreases in sales of edible grocery and perishables of approximately 2%, partially offset by an increase in sales of general merchandise of approximately 1%. The decline in edible grocery sales was driven by decreased sales of beverages, candy and breakfast foods partially offset by increases in specialty foods and water. The decrease in perishable sales was driven by lower sales of frozen meat and fresh produce, partially offset by increased sales in prepackaged meat and full-service deli. Non-edible grocery sales were flat due to better sales of household chemicals, offset by lower sales in pet care. Finally, the sales increase in general merchandise was driven by strong sales of apparel and home office supplies, slightly offset by lower sales in electronics.
Membership fee income
Membership fee income was $258.6 million in fiscal year 2017 versus $255.2 million in fiscal year 2016, a 1.3% increase. The growth was driven by a 5.8% increase in membership fee income on a cash basis, an increase in our renewal rate and incremental member acquisition efforts. The increase also reflects one month of our membership fee increase that became effective January 1, 2018.
Cost of sales
Costs of sales was $10.5 billion, or 84.1% of net sales, in fiscal year 2017, compared to $10.2 billion, or 84.5% of net sales, in fiscal year 2016. The decrease of 0.4% was due to successful procurement efforts, assortment optimization and better sales penetration of private label items. Private label penetration increased to 19% in fiscal year 2017 from 18% in fiscal year 2016.
Selling, general and administrative expenses
SG&A expenses were $2.0 billion or 16.2% of net sales in fiscal year 2017, compared to $1.9 billion or 15.8% in fiscal year 2016. The 0.4% increase was driven primarily by $78.0 million in compensatory payments to stock option holders pursuant to antidilution provisions in connection with dividends paid to our Sponsors and $9.1 million of severance expense associated with a voluntary reduction in force in February 2018. Excluding these items, SG&A expense as a percent of net sales decreased by approximately 0.3% due primarily to lower credit card related expenses of 0.1% and lower payroll benefits expense of 0.2% due mostly to lower medical and bonus expense.
Preopening expenses
Preopening expenses were $3.0 million in fiscal year 2017, compared to $2.7 million in fiscal year 2016. Preopening expenses for fiscal year 2017 include charges for one new club, two new gasoline stations and one club relocation that occurred in the first quarter of fiscal year 2018. Preopening expenses for fiscal 2016 includes expenses for one new club and three gasoline stations.
Interest expense
Interest expense was $196.7 million for fiscal year 2017, compared to $143.4 million for fiscal year 2016. Interest expense for fiscal year 2017 includes interest expense of $163.2 million related to debt service on outstanding borrowings, $8.5 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $21.1 million of charges related to debt refinancing loss on extinguishment of debt and $3.9 million of other interest charges.
Interest expense for fiscal year 2016 includes interest of $122.2 million related to debt service on outstanding borrowings, $17.1 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings and $4.1 million of other interest charges.
Provision for income taxes

Our effective tax rate during the twelve months ended February 3, 2018 was impacted by the TCJA, which was enacted into law on December 22, 2017. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks (though any such tax losses may be carried forward indefinitely); and modifying or repealing many business deductions and credits.

Income tax effects resulting from changes in tax laws are provisional and accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. As a result, the effective tax rate from continuing operations was a benefit of (120.7%) in fiscal year 2017 compared to a rate of 38.5% in fiscal year 2016, primarily driven by a one-time adjustment of $32.1 million for the revaluation of the Company’s net deferred tax liabilities, and other non-recurring items in fiscal year 2017 including a solar tax credit net tax benefit of $3.1 million, and a stock option windfall tax benefit of $1.3 million. Further, our effective tax rate in future periods will be favorably impacted by the lower federal statutory corporate income tax rate of 21%.
Loss from discontinued operations
Loss from discontinued operations (net of income tax benefit) was $1.7 million and $0.5 million in fiscal years 2017 and 2016, respectively. The loss for both periods consists of post-tax accretion expense on lease obligations related to two closed locations. The loss in fiscal year 2017, includes a charge of $2.1 million to the reserve due to a change in our estimated sublease income for the locations.

Seasonality

Our business is moderately seasonal in nature. Historically, our business has realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively. Our quarterly results have been and will continue to be affected by the timing of new club openings and their associated preopening costs. As a result of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our senior secured asset based revolving credit and term facility ("ABL Facility"). As of February 2, 2019 cash and cash equivalents totaled $27.1 million, and we had $545.6 million of borrowings available under our ABL Facility. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Facility will be sufficient to finance our operations, meet our current debt obligations, and fund anticipated capital expenditures.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
(in thousands)
Net cash provided by operating activities	$427,103	$210,085	$297,428
Net cash used in investing activities	(145,913)	(137,466)	(114,756)
Net cash used in financing activities	(288,998)	(69,629)	(188,118)
Net increase (decrease) in cash and cash equivalents	$(7,808)	$2,990	$(5,446)
Net Cash from Operating Activities
Net cash provided by operating activities was $427.1 million in fiscal year 2018, compared to $210.1 million in fiscal year 2017. The increase in operating cash flow was primarily due to higher operating income from improved margin rates and increased membership fee income, lower interest payments due to the paydown of the Second Lien Term Loan, and strong working capital management including better management of accounts payable. Additionally, fiscal 2018 operating cash flows increased due to non-recurring costs of $88.2 million related to the dividend transaction in February 2017, including the compensatory payments related to stock options and debt issuance costs that could not be deferred.
Net cash provided by operating activities was $210.1 million in fiscal year 2017 versus $297.4 million in fiscal year 2016. The decrease in operating cash flow was primarily due to non-recurring costs of $88.2 million related to the dividend transaction in February 2017, including the compensatory payments related to stock options and debt issuance costs that could not be deferred. Excluding those items, operating cash flow increased by $0.9 million in fiscal year 2017.

Net Cash from Investing Activities
Cash used for capital expenditures was $145.9 million in fiscal year 2018, compared to $137.5 million in fiscal year 2017. The increase was due to more investments in technology and more spending on new and relocated clubs compared to the prior year.
Cash used for capital expenditures was $137.5 million in fiscal year 2017 compared to $114.8 million in fiscal year 2016. The increase was due to more investment in club renovations and investments in technology.
Net Cash from Financing Activities
Cash used in financing activities in fiscal year 2018 was $289.0 million compared to $69.6 million in fiscal year 2017. The increase over last year is due mainly to the extinguishment of the Second Lien Term Loan in the second quarter and the partial paydown of the First Lien Term Loan in conjunction with its repricing in the third quarter. Net proceeds from the ABL Facility were $72.0 million in fiscal year 2018 and $162.0 million in fiscal year 2017. The increase in cash used for financing activities was also offset by net proceeds of $691.0 million from the IPO.
Cash used in financing activities in fiscal year 2017 was $69.6 million and includes net borrowings of $162.0 million on the ABL Facility and net borrowings of $533.1 million on the Term Loan Facilities, partially offset by dividend payments of $735.5 million and debt issuance costs of $24.6 million.
Financing Obligations
On February 3, 2017, we entered into the ABL Facility and the Term Loan Facilities, in part to amend our Prior ABL Facility and refinance our Prior Term Loan Facilities. The Second Lien Term Loan was fully repaid on July 2, 2018 in connection with the closing of the IPO.
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
On August 17, 2018, we amended the ABL Facility to extend the maturity date from February 3, 2022 to August 17, 2023 and reduce the applicable interest rates and letter of credit fees on the facility. As amended, interest on the revolving credit facility is calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan is calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The Company paid debt costs of approximately $1.0 million at closing.

Contractual Obligations

The following table summarizes our significant contractual obligations as of February 2, 2019:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Outstanding borrowings and interest(1)	$2,250,486	$349,549	$200,584	$1,700,353	$—
Operating leases	3,245,562	309,785	610,366	547,204	1,778,207
Capital and financing leases including interest	58,377	4,510	9,640	9,850	34,377
Closed store lease obligations	3,189	739	1,478	972	—
Purchase obligations(2)	386,505	349,266	28,115	8,415	709
Total	$5,944,119	$1,013,849	$850,183	$2,266,794	$1,813,293

(1)
Total interest payments associated with these borrowings are included within this amount and are estimated to be $461.8 million based on the LIBOR interest rate of 5.51% on the First Lien Term Loan and 3.76% on the ABL Facility.

(2)
Includes our significant contractual unconditional purchase obligations. For cancellable agreements, any penalty due upon cancellation is included. These commitments do not exceed our projected requirements and are in the normal course of business. Examples include firm commitments for merchandise purchase orders, gasoline and information technology.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do enter into operating lease commitments, letters of credit and purchase obligations in the normal course of our operations.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We review our estimates on an ongoing basis and make judgments about the carrying value of assets and liabilities based on a number of factors. These factors include historical experience and assumptions made by management that are believed to be reasonable under the circumstances. Although management believes the judgment applied in preparing estimates is reasonable based on circumstances and information known at the time, actual results could vary materially from estimates based on assumptions used in the preparation of our consolidated financial statements. This section summarizes critical accounting policies and the related judgments involved in their application.

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with revenue recognition, estimating vendor rebates and allowances; estimating the value of inventory; impairment assessments for goodwill and other indefinite-lived intangible assets, and long-lived assets; self-insurance reserves, income taxes, estimating equity-based compensation expense and fair value of common stock. Our significant accounting policies related to these accounts in the preparation of our consolidated financial statements are described below.

Revenue Recognition

We recognize revenue from the sale of merchandise, net of estimated returns, at the time of purchase by the customer in the club. For sales of merchandise on our website, revenue is recognized when control of the merchandise is transferred to the customer, which is typically at the shipping point.

Sales incentives redeemable only at BJ’s, such as coupons and instant rebates, are recorded as a reduction of net sales. Membership fee revenue is recognized on a straight-line basis over the life of the membership, which is typically twelve months. Consideration from manufacturers’ incentives (such as rebates or coupons) is recorded gross in net sales when the incentive is generic and can be tendered by a consumer at any reseller and the Company receives direct reimbursement from the manufacturer, or clearinghouse authorized by the manufacturer, based on the face value of the incentive. If these conditions are not met, such consideration is recorded as a decrease in cost of sales.

The Company’s BJ’s Perks Rewards® members earn 2% cash back, up to a maximum of $500 per year, on all eligible purchases made at BJ’s. The Company’s My BJ’s Perks® Mastercard® credit card holders earn 3% or 5% cash back on all eligible purchases made at BJ’s and 1% to 2% cash back on purchases made with the card outside of BJ’s. Cash back is in the form of electronic awards issued in $20 increments that may be used at checkout at BJ's and expire six months from the date of issuance. Cash back may be requested in the form of a check before awards expire. The Company accounts for the Awards as a reduction in net sales, with the related liability being classified within other current liabilities.

BJ’s gift cards are available for purchase at all of our clubs. We do not charge administrative fees on unused gift cards, and gift cards do not have an expiration date. Revenue from gift card sales is recognized upon redemption of the gift card. The Company recognizes breakage in proportion to its rate of gift cards redemptions.

In the ordinary course of business, sales taxes are collected on items purchased by the members that are taxable in the jurisdictions when the purchases take place. These taxes are then remitted to the appropriate taxing authority. These taxes collected are excluded from revenues in the financial statements.At the beginning of fiscal year 2018, we adopted the provisions of ASC No. 606, Revenue from Contracts with Customers, and related amendments (“ASC 606”) using the modified retrospective method.

As a result of the adoption, our revenue recognition policy as of February 4, 2018 reflects the following major changes:

•	Recognition of e-commerce sales when control is transferred to the customer

•	Recognition of royalty revenue in connection with our co-brand credit card program as variable consideration

•	Recognition of gift card breakage in proportion to gift card redemptions
See Note 2 to our financial statements for further information.

Vendor Rebates and Allowances

We receive various types of cash consideration from vendors, principally in the form of rebates and allowances that typically do not exceed a one-year time period. We recognize such vendor rebates and allowances as a reduction of cost of sales based on a systematic and rational allocation of the cash consideration offered to the underlying transaction that results in progress by BJ’s toward earning the rebates and allowances, provided the amounts to be earned are probable and reasonably estimable. We review the status of all rebates and allowances at least once per quarter and update our estimates, if necessary, at that time. We believe that our review process has allowed us to avoid material adjustments in estimates of vendor rebates and allowances.

Inventory

Merchandise inventories are stated at the lower of cost, determined under the average cost method, or net realizable value. We recognize the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable. Records are maintained at the stock keeping unit (“SKU”) level. We utilize various reports that allow our merchandising staff to make timely markdown decisions to ensure rapid inventory turnover, which is essential in our business. The carrying value of any SKU for which the selling price is marked down to below cost is immediately reduced to that selling price.

We take physical inventories of merchandise on a cycle basis at every location at least once every 24 months, relying on our weekly cycle counting programs in the intervening periods. A physical inventory is taken at the end of the year at selected locations that don’t meet our targeted accuracy rates or are experiencing unusual shrink activity. We write down inventory for estimated shrinkage for the period between physical inventories. This estimate is based on historical results of previous physical inventories, shrinkage trends or other judgments management believes to be reasonable under the circumstances. We have not had material adjustments between our estimated shrinkage percentages and actual results.

Impairment of Goodwill, Indefinite-Lived and Long-Lived Assets

Goodwill

We evaluate goodwill annually to determine whether it is impaired. Goodwill is also tested more frequently if an event occurs or circumstances change that would indicate that the fair value of a reporting unit is less than its carrying amount. We have identified one reporting unit and selected the fourth fiscal quarter to perform our annual goodwill impairment testing. Goodwill impairment guidance provides entities an option to perform a qualitative assessment (commonly known as “step zero”) to determine whether further impairment testing is necessary before performing the two-step test. The qualitative assessment requires significant judgments by management about economic conditions including the entity’s operating environment, its industry and other market considerations, entity-specific events related to financial performance or loss of key personnel and other events that could impact the reporting unit. If management concludes, based on assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s fair value is greater than its carrying value, no further impairment testing is required.

If management’s assessment of qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative assessment is performed. We also have the option to bypass the qualitative assessment described above and proceed directly to the two-step quantitative assessment. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

To assess for impairment, we bypassed the qualitative assessment and performed a step-one test for fiscal year 2018. For fiscal years 2018 and 2017, we performed the qualitative step-zero assessment. Our tests for impairment of goodwill resulted in a determination that the fair value of the reporting unit exceeded the carrying value of our net assets and no impairment was recorded in fiscal years 2018, 2017 and 2016. The Company does not believe our reporting unit is considered at risk of failing the impairment test as the fair value of the reporting unit significantly exceeded the carrying value of the reporting unit. We do not anticipate any material impairment charges in the near term.

Indefinite-Lived Intangible Assets

We consider the BJ’s trade name to be an indefinite-lived intangible asset, as we currently anticipate that this trade name will contribute cash flows to us indefinitely. We evaluate whether the trade name continues to have an indefinite life on an annual basis. Our trade name is reviewed for impairment annually in the fourth fiscal quarter and may be reviewed more frequently if indicators of impairment are present. If the recorded carrying value of the intangible asset exceeds its estimated fair value, we record a charge to write the intangible asset down to its estimated fair value. Calculating the fair value requires significant judgment. We determine the fair value of our trade name using the relief from royalty method, a variation of the income approach. The use of different assumptions, estimates or judgments, such as the estimated future cash flows, the discount rate used to discount such cash flows or the estimated royalty rate, could significantly increase or decrease the estimated fair value of the intangible asset.

We assessed the recoverability of the BJ’s trade name and determined that its estimated fair value exceeded its carrying value and that no impairment was recorded in fiscal years 2018, 2017 and 2016.

Long-Lived Assets

We review the realizability of our long-lived assets at the lowest level for which identifiable cash flows are present, our club level, periodically and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We monitor our club portfolio to identify clubs that are underperforming. When we identify an underperforming club, we perform a review to reassess the future cash flows of the club. Current and expected operating results and cash flows and other factors are considered in connection with our reviews. Significant judgments are made in projecting future cash flows and are based on a number of factors, including the maturity level of the club, historical experience of clubs with similar characteristics, recent sales, margin and other trends and general economic assumptions. Our estimates of future cash flows are based on our experience, knowledge and judgments. These estimates can be affected by factors that are difficult to predict including future revenue, operating results and economic conditions. While we believe our estimates are reasonable, different assumptions regarding future cash flows could affect our analysis and result in future impairment. Impairment losses are measured and recorded as the difference between the carrying amount and the fair value of the assets. In fiscal year 2018, we recorded an impairment loss of $4.0 million on the fixed assets at our club in Hooksett, New Hampshire to lower the carrying value of the fixed assets to its estimated fair value less cost to sell. No impairment charges were recorded in fiscal years 2017 and 2016.

Self-Insurance Reserves

We are primarily self-insured for workers’ compensation, general liability claims and medical claims. Reported reserves for these claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. Estimates are based on historical claims experience and other actuarial assumptions believed to be reasonable under the circumstances.

Income Taxes

We pay income taxes to federal, state and municipal taxing authorities. We are subject to audit by these jurisdictions and maintain reserves for those uncertain tax positions which we believe may be subject to challenge. Our reserves are based on our estimate of the likely outcome of these audits, and are revised periodically based on changes in tax law and court cases involving taxpayers with similar circumstances.

We recognize the financial statement impact for uncertain income tax positions based on a two-step process. We recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. In future periods, changes in facts, circumstances and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in income tax expense and liability in the period in which such changes occur.

Share-Based Compensation

We recognize compensation cost for employee stock options awards based on the estimated fair value of the awards on the grant date. Compensation cost is recognized over the period during which the employee is required to provide service in exchange for the awards, which is typically the vesting period. For awards that contain only a service vesting feature, we use straight-line attribution to recognize the cost of the awards. For awards with a performance condition feature, we recognize compensation cost ratably over the awards’ expected vesting periods when achievement of the performance condition is deemed probable.

We estimate the fair value of our stock option awards using the Black-Scholes option pricing model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including the expected stock price volatility, the expected term of the award, the risk-free interest rate and expected dividends. The risk free interest rate was based on United States Treasury yields in effect at the time of the grant for notes with terms comparable to the awards. Expected volatility was determined based on the historical volatilities of comparable companies. We use the simplified method to calculate the expected term for options granted to employees. The expected dividend yield is assumed to be zero as we do not have current plans to pay any dividends on common stock.

Determination of Fair Value of Common Stock

As there was no public market for our common stock prior to the IPO, the estimated fair value of our common stock was determined by our Board as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our Board’s assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

In estimating the fair value of our common stock, we estimated the aggregate fair value of the Company and then allocate this aggregate value to our capital structure. In determining the fair value, we used a combination of the income approach and the market approach. Under the income approach, fair value is estimated based on the discounted present value of the cash flows that the business can be expected to generate in the future. The most significant estimates and assumptions inherent in this approach are based on the estimated present value of future net cash flows the business is expected to generate over a forecasted period and an estimate of the present value of cash flows beyond that period, which is referred to as the terminal value. The estimated present value is calculated using a discount rate, which is based on rates of return available from alternative investments of similar type and quality as of the date of value, which accounts for the time value of money and the appropriate degree of risks inherent in the business. Under the market approach, fair value is estimated using the guideline public company method. The guideline public company method uses a peer group of publicly traded companies and considers multiples of financial metrics to derive a range of indicated values. Determination of the peer group is based on factors including, but not limited to, the similarity of their industry, growth rate and stage of development, business model and financial risk. To derive our fair value we summed a 50% weighting of the fair value derived by the income approach and a 50% weighting of the market approach.

After the IPO, the fair value of our common stock is determined based on the trading price on the NYSE.

Recent Accounting Pronouncements

See Note 2 to our audited financial statements for information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in market interest rates and these changes in rates will impact our net interest expense and our cash flow from operations. Substantially all our borrowings carry variable interest rates. An increase in interest rates could have a material impact on our cash flow. As of February 2, 2019, a 100-basis point increase in assumed interest rates for our variable interest credit facilities would have had an annual impact of approximately $22 million on interest expense. We did not have any interest rate swaps or other hedging arrangements to mitigate interest rates in fiscal year 2018. In November 2018, the Company entered into three forward starting interest rate swaps, which became effective on February 13, 2019. The Company fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0%.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018	54
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017	55
Consolidated Statements of Contingently Redeemable Common Stock and Stockholders' Deficit for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017	56
Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017	57
Notes to Consolidated Financial Statements	58

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BJ’s Wholesale Club Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BJ’s Wholesale Club Holdings, Inc. and its subsidiaries as of February 2, 2019 and February 3, 2018, and the related consolidated statements of operations and comprehensive income, of contingently redeemable common stock and stockholders' deficit and of cash flows for each of the three years in the period ended February 2, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts

March 25, 2019

We have served as the Company’s auditor since 1996.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	February 2, 2019	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$27,146	$34,954
Accounts receivable, net	194,300	190,756
Merchandise inventories	1,052,306	1,019,138
Prepaid expenses and other current assets	63,454	81,972
Prepaid federal and state income taxes	—	9,784
Total current assets	1,337,206	1,336,604
Property and equipment:
Land and buildings	390,243	404,400
Leasehold costs and improvements	203,394	184,165
Furniture, fixtures and equipment	1,039,360	924,616
Construction in progress	23,749	20,775
	1,656,746	1,533,956
Less: accumulated depreciation and amortization	(907,968)	(775,206)
Total property and equipment, net	748,778	758,750
Goodwill	924,134	924,134
Intangibles, net	200,870	224,876
Other assets	28,297	29,492
Total assets	$3,239,285	$3,273,856
LIABILITIES
Current liabilities:
Current portion of long-term debt	$254,377	$219,750
Accounts payable	816,880	751,948
Accrued expenses and other current liabilities	504,834	495,767
Closed store obligations due within one year	739	2,122
Accrued federal and state income taxes	858	—
Total current liabilities	1,577,688	1,469,587
Long-term debt	1,546,471	2,492,660
Noncurrent closed store obligations	2,450	6,561
Deferred income taxes	36,937	57,074
Other noncurrent liabilities	277,823	267,393
Commitments and contingencies (see Note 8)
Contingently redeemable common stock, par value $0.01; no shares issued and outstanding at February 2, 2019 and 1,456 shares issued and outstanding at February 3, 2018	—	10,438
STOCKHOLDERS’ DEFICIT
Common stock; par value $0.01; 305,000 shares authorized, 138,099 shares issued and 137,317 shares outstanding at February 2, 2019; 305,000 shares authorized, 87,073 shares issued and outstanding at February 3, 2018	1,381	871
Additional paid-in capital	742,072	2,883
Accumulated deficit	(915,113)	(1,036,012)
Accumulated other comprehensive income (loss)	(11,315)	2,401
Treasury stock, at cost, 782 shares at February 2, 2019 and no shares at February 3, 2018	(19,109)	—
Total stockholders’ deficit	(202,084)	(1,029,857)
Total liabilities and stockholders’ deficit	$3,239,285	$3,273,856
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018	Fiscal Year Ended January 28, 2017
Net sales	$12,724,454	$12,495,995	$12,095,302
Membership fee income	282,893	258,594	255,235
Total revenues	13,007,347	12,754,589	12,350,537
Cost of sales	10,646,452	10,513,492	10,223,017
Selling, general and administrative expenses	2,051,324	2,017,821	1,908,752
Preopening expense	6,118	3,004	2,749
Operating income	303,453	220,272	216,019
Interest expense, net	164,535	196,724	143,351
Income from continuing operations before income taxes	138,918	23,548	72,668
Provision (benefit) for income taxes	11,826	(28,427)	27,968
Income from continuing operations	127,092	51,975	44,700
Income (loss) from discontinued operations, net of income taxes	169	(1,674)	(476)
Net income	$127,261	$50,301	$44,224
Income per share attributable to common stockholders — basic:
Income from continuing operations	$1.09	$0.59	$0.51
Loss from discontinued operations	—	$(0.02)	$(0.01)
Net income	$1.09	$0.57	$0.50
Income per share attributable to common stockholders — diluted:
Income from continuing operations	$1.05	$0.56	$0.49
Loss from discontinued operations	—	(0.02)	(0.01)
Net income	$1.05	$0.54	$0.48
Weighted-average number of common shares outstanding:
Basic	116,599	88,386	88,164
Diluted	121,135	92,264	90,736
Other comprehensive income:
Postretirement medical plan adjustment, net of income tax of $94, $204 and $744, respectively	$240	$(312)	$(1,086)
Unrealized gain (loss) on cash flow hedge, net of income tax of $5,454, $0 and $25, respectively	(13,956)	—	38
Total other comprehensive income	$(13,716)	$(312)	$(1,048)
Total comprehensive income	$113,545	$49,989	$43,176
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND
STOCKHOLDERS’ DEFICIT
(Amount in thousands)

	Contingently Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, January 30, 2016	945	$7,951	87,073	$871	$(4,289)	$(400,984)	$3,329	—	$—	$(401,073)
Net income	—	—	—	—	—	44,224	—	—	—	44,224
Postretirement medical plan adjustment, net of tax	—	—	—	—	—	—	(1,086)	—	—	(1,086)
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	—	38	—	—	38
Dividends paid	—	—	—	—	(25)	—	—	—	—	(25)
Stock compensation expense	—	—	—	—	11,828	—	—	—	—	11,828
Option exercises	217	1,038	—	—	(661)	—	—	—	—	(661)
Call of shares	(119)	(844)	—	—	(583)	—	—	—	—	(583)
Other equity transactions	—	—	—	—	127	—	—	—	—	127
Balance, January 28, 2017	1,043	$8,145	87,073	$871	$6,397	$(356,760)	$2,281	—	—	$(347,211)
Net income	—	—	—	—	—	50,301	—	—	—	50,301
Postretirement medical plan adjustment, net of tax	—	—	—	—	—	—	(312)	—	—	(312)
Dividends paid	—	—	—	—	(6,397)	(729,121)	—	—	—	(735,518)
Stock compensation expense	—	—	—	—	9,102	—	—	—	—	9,102
Option exercises	616	3,708	—	—	(2,850)	—	—	—	—	(2,850)
Call of shares	(203)	(1,415)	—	—	(554)	—	—	—	—	(554)
Other equity transactions	—	—	—	—	(2,815)	(432)	432	—	—	(2,815)
Balance, February 3, 2018	1,456	$10,438	87,073	$871	$2,883	$(1,036,012)	$2,401	—	—	$(1,029,857)
Net income	—	—	—	—	—	127,261	—	—	—	127,261
Postretirement medical plan adjustment, net of tax	—	—	—	—	—	—	240	—	—	240
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(13,956)	—	—	(13,956)
Dividend paid	—	—	—	—	(25)	—	—	—	—	(25)
Common stock issued for public offering, net of related fees	—	—	43,125	431	685,458	—	—	—	—	685,889
Common stock issued under stock incentive plans	—	—	4,875	49	(49)	—	—	—	—	—
Stock reclassification as a result of public offering	(1,736)	(13,202)	1,736	17	13,185	—	—	—	—	13,202
Common stock issued related to follow-on offering	—	—	1,290	13	(13)	—	—	—	—	—
Common stock repurchased upon vesting of stock awards	—	—	—	—	—	—	—	(782)	(19,109)	(19,109)
Stock compensation expense	—	—	—	—	57,677	—	—	—	—	57,677
Options exercised prior to public offering	280	2,792	—	—	(2,210)	—	—	—	—	(2,210)
Call of shares prior to public offering	—	(28)	—	—	(12)	—	—	—	—	(12)
Net shares used to pay tax withholdings upon option exercise	—	—	—	—	(22,883)	—	—	—	—	(22,883)
Net cash received on option exercises	—	—	—	—	8,061	—	—	—	—	8,061
Cumulative effect of change in Accounting principle	—	—	—	—	—	(6,362)	—	—	—	(6,362)
Balance, February 2, 2019	—	$—	138,099	$1,381	$742,072	$(915,113)	$(11,315)	(782)	$(19,109)	$(202,084)
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018	Fiscal Year Ended January 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127,261	$50,301	$44,224
Adjustments to reconcile net income to net cash provided by operating activities:
Charges for discontinued operations	(235)	2,766	802
Depreciation and amortization	162,223	164,061	178,325
Amortization of debt issuance costs and accretion of original issues discount	6,556	8,463	17,091
Debt extinguishment and refinancing charges	23,602	9,788	—
Impairment charges for assets held for sale	3,962	—	—
Other non-cash items, net	2,362	3,892	32
Stock-based compensation expense	57,677	9,102	11,828
Deferred income tax provision	(12,314)	(35,623)	(23,530)
Increase (decrease) in cash due to changes in:
Accounts receivable	(3,976)	(24,507)	26,533
Merchandise inventories	(33,168)	12,706	30,010
Prepaid expenses and other current assets	26,338	(47,867)	16,184
Other assets	874	967	2,034
Accounts payable	68,884	36,081	(29,277)
Change in book overdrafts	(19,770)	7,523	(42,781)
Accrued expenses	13,738	23,241	49,441
Accrued income taxes	10,642	(12,651)	6,343
Closed store obligations	(5,259)	(2,354)	(1,942)
Other noncurrent liabilities	(2,294)	4,196	12,111
Net cash provided by operating activities	427,103	210,085	297,428
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(145,913)	(137,466)	(114,756)
Net cash used in investing activities	(145,913)	(137,466)	(114,756)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	—	547,544	—
Payments on long term debt	(36,167)	(14,437)	(65,161)
Paydown of the First Lien Term Loan and extinguishment of Second Lien Term Loan	(975,633)	—	—
Proceeds from ABL facility	1,587,000	1,645,000	1,166,000
Payments on ABL facility	(1,515,000)	(1,483,000)	(1,287,000)
Debt issuance costs paid	(982)	(24,635)	(754)
Dividends paid	(25)	(735,518)	(25)
Capital lease and financing obligations payments	(691)	(657)	(535)
Net cash received (paid) from stock option exercises	(14,240)	858	377
Cash paid for share repurchases	—	(1,969)	(1,427)
Acquisition of treasury stock	(19,109)	—	—
Proceeds from Initial Public Offering, net of underwriters discount and commission	690,970	—	—
Payment of Initial Public Offering costs	(5,081)	—	—
Other financing activities	(40)	(2,815)	407
Net cash used in financing activities	(288,998)	(69,629)	(188,118)
Net increase (decrease) in cash and cash equivalents	(7,808)	2,990	(5,446)
Cash and cash equivalents at beginning of period	34,954	31,964	37,410
Cash and cash equivalents at end of period	$27,146	$34,954	$31,964
Supplemental cash flow information:
Interest paid, net of capitalized interest	$152,882	$152,178	$126,919
Income taxes paid	15,845	14,820	45,746
Non-cash financing and investing activities:
Conversion of contingently redeemable common stock into common stock	13,202	—	—
Property additions included in accrued expenses	13,849	19,405	16,915
Property acquired through financing obligations	—	—	6,500
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly owned subsidiaries (the “Company” or “BJ’s”) is a leading warehouse club operator in the eastern United States of America. As of February 2, 2019, BJ’s operated 216 warehouse clubs in 16 states.
BJ’s business, in common with the business of retailers generally, is subject to seasonal influences. Sales and operating income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
BJ's Wholesale Club, Inc., the primary operating subsidiary of the registrant, was previously an independent publicly traded corporation until its acquisition on September 30, 2011, by a subsidiary of Beacon Holding Inc., a company incorporated on June 24, 2011 by investment funds affiliated with or advised by Leonard Green & Partners and CVC Capital Partners, (collectively, "the Sponsors") for the purpose of the acquisition. On February 23, 2018, Beacon Holding Inc. changed its name to BJ's Wholesale Club Holdings, Inc. On July 2, 2018, BJ's Wholesale Club Holdings, Inc. became a publicly traded entity in connection with its initial public offering ("IPO") of common stock and listing on the New York Stock Exchange ("NYSE") under the ticker symbol "BJ".

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2018 (“2018") consists of the 52 weeks ended February 2, 2019, fiscal year 2017 (“2017”) consists of the 53 weeks ended February 3, 2018 and fiscal year 2016 (“2016”) consists of the 52 weeks ended January 28, 2017.
Initial Public Offering and 2018 Secondary Offering
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
On July 2, 2018, the Company used the net proceeds from the IPO to extinguish the total outstanding balance of $623.3 million of its senior secured second lien term loan facility (the “Second Lien Term Loan”). See our Debt and Credit Arrangements footnote, for further discussion regarding the Second Lien Term Loan extinguishment.
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

Estimates Included in Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and stockholders’ equity, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates relied upon in preparing these consolidated financial statements include, but are not limited to, revenue recognition; vendor rebates and allowances; estimating inventory reserves; estimating impairment assessments of goodwill, intangible assets, and other long-lived assets; estimating self-insurance reserves; estimating income taxes and equity-based compensation. Actual results could differ from those estimates.
Segment Reporting
The Company’s club retail operations, which represent substantially all of the Company’s consolidated total revenues, are the Company’s only reportable operating segment. All of the Company’s identifiable assets are located in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.
The following table summarizes the percentage of net sales by category:

	Fiscal Year
	2018 % of Total	2017 % of Total	2016 % of Total
Edible Grocery	24%	24%	25%
Perishables	28%	29%	29%
Non-Edible Grocery	21%	21%	22%
General Merchandise	14%	14%	14%
Gasoline & Other Ancillary Services	13%	12%	10%
Concentration Risk
An adverse change in the Company’s relationships with its key suppliers could have a material effect on the business and results of operations of the Company. Currently, one distributor consolidates a substantial majority of perishables for shipment to the clubs. While the Company believes that such a consolidation is in its best interest overall, a prolonged disruption in logistics processes could materially impact sales and profitability for the near term.
All of the warehouse clubs are located in the eastern United States. Sales from the New York metropolitan area made up approximately 25% of net sales in 2018, 2017 and 2016.
Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash held in financial institutions. The Company considers the credit risk associated with these financial instruments to be minimal. Cash is held by financial institutions with high credit ratings and the Company has not historically sustained any credit losses associated with its cash balances.
Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable.
Accounts Receivable
Accounts receivable consists primarily of credit card receivables and receivables from vendors related to rebates and coupons and is stated net of allowances for doubtful accounts of $0.9 million at February 2, 2019 and $1.2 million at February 3, 2018. The determination of the allowance for doubtful accounts is based on BJ’s historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.

Merchandise Inventories
Inventories are stated at the lower of cost, determined under the average cost method, or net realizable value. The Company recognizes the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable. The Company writes down inventory for estimated shrinkage for the period between physical inventories based on historical results of previous physical inventories, shrinkage trends or other judgments management believes to be reasonable under the circumstances.
Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Buildings and improvements are depreciated over estimated useful lives of 33 years. Interest related to the development of buildings is capitalized during the construction period. Leasehold costs and improvements are amortized over the remaining lease term (which includes renewal periods that are reasonably assured) or the asset’s estimated useful life, whichever is shorter. Furniture, fixtures and equipment are depreciated over estimated useful lives, ranging from three to ten years. Depreciation expense was $140.4 million in 2018, $138.0 million in 2017 and $149.5 million in 2016.
Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized. Capitalized software costs are included in furniture, fixtures, and equipment and are amortized on a straight-line basis over the estimated useful life of the software, which is three to seven years. Software costs not meeting the criteria for capitalization are expensed as incurred.
Expenditures for betterments and major improvements that significantly enhance the value and increase the estimated useful life of the assets are capitalized and depreciated over the new estimated useful life. Repairs and maintenance costs on all assets are expensed as incurred.
Deferred Issuance Costs
The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt and debt issuance costs associated with the ABL are recorded within other assets. Debt issuance costs are amortized over the term of the related financing arrangements on a straight-line basis, which is materially consistent with the effective interest method. Amortization of deferred debt issuance costs is recorded in interest expense and was $3.3 million in 2018, $4.1 million in 2017 and $7.7 million in 2016.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived trade name intangible assets are not subject to amortization. The Company assesses the recoverability of its goodwill and trade name annually in the fourth quarter or whenever events or changes in circumstances indicate it may be impaired. The Company has determined it has one reporting unit for goodwill impairment testing purposes.
The Company may assess its goodwill for impairment initially using a qualitative approach (“step zero”) to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative assessment for goodwill is a two-step assessment. “Step one” requires comparing the carrying value of a reporting unit, including goodwill, to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is to measure the amount of impairment loss, if any. “Step two” compares the implied fair value of goodwill to the carrying amount of goodwill. The implied fair value of goodwill is determined by a hypothetical purchase price allocation using the reporting unit’s fair value as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recorded to write down goodwill to its implied fair value and is recorded as a component of selling, general and administrative expense (“SG&A”). The Company assessed the recoverability of goodwill in fiscal years 2018, 2017 and 2016 and determined that there was no impairment.
The Company assesses the recoverability of its trade name whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of the trade name exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its estimated fair value as a component of SG&A. The Company assessed the recoverability of the BJ’s trade name and determined that its estimated fair value exceeded its carrying value and that no impairment was necessary in fiscal years 2018, 2017 or 2016.

Impairment of Long-lived Assets
The Company reviews the realizability of long-lived assets periodically and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Current and expected operating results and cash flows and other factors are considered in connection with management’s reviews. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of individual clubs and consolidated net cash flows for long-lived assets not identifiable to individual clubs. Impairment losses are measured as the difference between the carrying amount and the estimated fair value of the assets being evaluated. In fiscal year 2018 we recorded an impairment loss of $4.0 million on the fixed assets of Hooksett, New Hampshire to lower the carrying value of the fixed assets to its estimated fair value less cost to sell. No impairment charges were recorded in fiscal years 2017 or 2016.
Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are placed in service, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized in leasehold improvements and depreciated over their useful life. The Company’s asset retirement obligations relate to the future removal of gasoline tanks and solar panels installed at leased clubs and the related assets associated with the gas stations and solar panel locations. See our Asset Retirement Obligations footnote for further information on the amounts accrued.
Self-Insurance Reserves
The Company is primarily self-insured for workers’ compensation, general liability claims and medical claims. Reported reserves for these claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The Company carries stop-loss insurance on its workers’ compensation and general liability claims to mitigate its exposure to large claims.
Revenue Recognition
At the beginning of fiscal year 2018, the Company adopted the provisions of ASC 606, Revenue from Contracts with Customers, and related amendments (“ASC 606”) using the modified retrospective adoption method. The following describes the changes to the Company’s accounting policies due to the adoption of ASC 606:
The Company uses the five-step model to recognize revenue:
1)Identify the contract with the customer;
2)Identify the performance obligation;
3)Determine the transaction price;
4)Allocate the transaction price to each performance obligation if multiple obligations exist; and
5)Recognize the revenue as the performance obligations are satisfied.
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

BJ's Perks Rewards— The Company’s BJ’s Perks Rewards members earn 2% cash back, up to a maximum of $500 per year, on all qualified purchases made at BJ’s. The Company’s My BJ’s Perks® Mastercard® credit card holders earn 3% or 5% cash back on all qualified purchases made at BJ’s and 1% or 2% cash back on purchases made with the card outside of BJ’s. Cash back is in the form of electronic awards issued in $20 increments that may be used at checkout at BJ's and expire six months from the date issued. The Company accounts for the awards as a reduction of net sales, with the related liability classified within other current liabilities. This liability was $25.8 million at February 2, 2019 and $22.7 million at February 3, 2018.
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
Royalty revenue received in connection with the co-brand credit card program is variable consideration and is considered constrained until the card holder makes a purchase. The Company's total deferred royalty revenue related to the My BJ's Perks credit card program was $13.4 million at February 2, 2019. The timing of revenue recognition of this deferred balance is driven by actual customer activities, such as redemptions and expirations. The Company expects to recognize $11.5 million of the deferred revenue at February 2, 2019 in fiscal year 2019, and the remainder will be recognized in the years thereafter.
Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and purchase gas at the Company’s gas stations for the duration of the membership, which is generally 12 months. Because the Company has the obligation to provide access to its clubs, website and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $134.4 million and $125.6 million at February 2, 2019 and February 3, 2018, respectively.
Gift Card Programs—The Company sells BJ’s gift cards that allow the customer to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized upon redemption of the gift card because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. Historically, the Company has recognized breakage under the remote model, which recognizes breakage income when the likelihood of the customer exercising its remaining rights becomes remote. Under the new guidance, the Company recognizes breakage in proportion to its rate of gift card redemptions. This change in breakage recognition model resulted in a $1.8 million increase to accumulated deficit upon adoption and had an immaterial impact on the Company’s results of operations for the fiscal year ended February 2, 2019. Deferred revenue related to gift cards was $8.8 million immediately after the adoption and $9.1 million at February 2, 2019. The Company recognized approximately $50.0 million of revenue from gift card redemptions in the fiscal year ended February 2, 2019.
Warranty Programs
The Company passes on any manufacturers’ warranties to the members. In addition, BJ’s includes an extended warranty on tires sold at the clubs, under which BJ’s customers receive tire repair services or tire replacement in certain circumstances. This warranty is included in the sale price of the tire and it cannot be declined by the customers. The Company is fully liable for claims under the tire warranty program. As the primary obligor in these arrangements, associated revenue is recognized on the date of sale and an estimated warranty obligation is accrued based on claims experience. The liability for future claims under this program is not material to the financial statements.
Extended warranties are also offered on certain types of products such as appliances, electronics and jewelry. These warranties are provided by a third party at fixed prices to BJ’s. No liability is retained to satisfy warranty claims under these arrangements. The Company is not the primary obligor under these warranties, and as such net revenue is recorded on these arrangements at the time of sale. Revenue from warranty sales is included in net sales on the income statement.
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
The sales returns reserve, which reduces sales and cost of sales for the estimated impact of returns, was $6.8 million in 2018, $1.5 million in 2017 and $2.0 million in 2016.
Customer Discounts—Discounts given to customers are usually in the form of coupons and instant markdowns and are recognized as redeemed and recorded in contra revenue accounts, as they are part of the transaction price of the merchandise sale. Manufacturer coupons that are available for redemption at all retailers are not reduced from the sale price of merchandise.
Agent Relationships
Ancillary Business Revenue—The Company enters into certain agreements with service providers that offer goods and services to the Company’s members. These service providers sell goods and services including home improvement services, vision care and cell phones to the Company’s customers. In exchange, the Company receives payments in the form of commissions and other fees. The Company evaluates the relevant criteria to determine whether they serve as the principal or agent in these contracts with customers, in determining whether it is appropriate in these arrangements to record the gross amount of merchandise sales and related costs, or the net amount earned as commissions. When the Company is considered the principal in a transaction, revenue is recorded gross; otherwise, revenue is recorded on a net basis. The majority of the Company’s ancillary business revenue is recorded on a net basis. Commissions received from these service providers are considered variable consideration and are constrained until the third-party customer makes a purchase from one of the service providers.
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
Cost of Sales
The Company’s cost of sales includes the direct costs of sold merchandise, which includes customs, taxes, duties and inbound shipping costs, inventory shrinkage and adjustments and reserves for excess, aged and obsolete inventory. Cost of goods sold also includes certain distribution center costs and allocations of certain indirect costs, such as occupancy, depreciation, amortization, labor and benefits.

Presentation of Sales Tax Collected from Customers and Remitted to Governmental Authorities
In the ordinary course of business, sales tax is collected on items purchased by the members that are taxable in the jurisdictions when the purchases take place. These taxes are then remitted to the appropriate taxing authority. These taxes collected are excluded from revenues in the financial statements.
Vendor Rebates and Allowances
The Company receives various types of cash consideration from vendors, principally in the form of rebates, based on purchasing or selling certain volumes of product, time-based rebates or allowances, which may include product placement allowances or exclusivity arrangements covering a predetermined period of time, price protection rebates and allowances for retail price reductions on certain merchandise and salvage allowances for product that is damaged, defective or becomes out-of-date.
Such vendor rebates and allowances are recognized based on a systematic and rational allocation of the cash consideration offered to the underlying transaction that results in progress by BJ’s toward earning the rebates and allowances, provided the amounts to be earned are probable and reasonably estimable. Otherwise, rebates and allowances are recognized only when predetermined milestones are met. The Company recognizes product placement allowances as a reduction of cost of sales in the period in which the product placement is completed. Time-based rebates or allowances are recognized as a reduction of cost of sales over the performance period on a straight-line basis. All other vendor rebates and allowances are recognized as a reduction of cost of sales when the merchandise is sold or otherwise disposed.
Cash consideration is also received for advertising products in publications sent to BJ’s members. Such cash consideration is recognized as a reduction of SG&A to the extent it represents a reimbursement of specific, incremental and identifiable SG&A costs incurred by BJ’s to sell the vendors’ products. If the cash consideration exceeds the costs being reimbursed, the excess is characterized as a reduction of cost of sales. Cash consideration for advertising vendors’ products is recognized in the period in which the advertising takes place.
Manufacturers’ Incentives Tendered by Consumers
Consideration from manufacturers’ incentives (such as rebates or coupons) is recorded gross in net sales when the incentive is generic and can be tendered by a consumer at any reseller and the Company receives direct reimbursement from the manufacturer, or clearinghouse authorized by the manufacturer, based on the face value of the incentive. If these conditions are not met, such consideration is recorded as a decrease in cost of sales.
Leases
The majority of leases are accounted for as operating leases in accordance with ASC 840, Leases. Assets subject to an operating lease and the related lease payments are not recorded on the balance sheet. Rent expense is recognized on a straight-line basis over the expected lease term. The lease term begins on the date the Company becomes legally obligated for the rent payments or takes possession of the property, whichever is earlier. The lease term includes cancelable option periods where failure to exercise such options would result in economic penalty.
Sometimes, the Company is involved in the construction of leased clubs. In these situations, the Company evaluates whether it is deemed the owner of the club for accounting purposes. If deemed the owner of the construction project, the Company capitalizes the construction costs of the club on the balance sheet and records financing obligations equal to the cash proceeds or fair value of the assets received from the landlord. Upon the completion of the project, a sale-leaseback analysis is performed pursuant to current leasing guidance to determine if the assets and related financing obligations can be removed from the balance sheet. Assuming the assets and liabilities are removed from the balance sheet, leases are classified as either operating or capital. In some of the leases, the Company is reimbursed only a portion of the construction cost or the lease has terms that fix the rental payments for a significant percentage of the leased asset’s economic life. These items generally are considered continuing involvement which precludes removing the assets and related financing obligation from the balance sheet when construction is complete. Rent expense is not reported for any properties which are considered owned for accounting purposes. Rental payments under these leases are allocated as a reduction of the financing obligation and interest expense.
Assets recorded under capital lease and financing obligations are included in land and buildings on the balance sheet and are depreciated over their estimated useful lives using the straight-line method. As of February 2, 2019, and February 3, 2018, the gross amount of assets recorded under capital lease and financing obligations was $41.6 million and $49.4 million, respectively. Related accumulated depreciation for these assets as of February 2, 2019 and February 3, 2018 was $12.6 million and $12.2 million, respectively.

Preopening Costs
Preopening costs consist of direct incremental costs of opening or relocating a facility and are expensed as incurred.
Advertising Costs
Advertising costs generally consist of efforts to acquire new members and typically include media advertising (some of which is vendor-funded). BJ’s expenses advertising as incurred as a component of SG&A. Advertising expenses were approximately 0.7%, 0.6% and 0.5% of net sales in 2018, 2017 and 2016, respectively.
Stock-Based Compensation
The fair value of service-based employee awards is recognized as compensation expense on a straight-line basis over the requisite service period of the award. The fair value of the performance-based awards is recognized as compensation expense ratably over the service period of each performance tranche. The fair value of the stock-based awards is determined using the Black-Scholes option pricing model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.
Prior to the consummation of the IPO on June 28, 2018, the estimated fair value of the Company's stock was determined by its board of directors, with input from management and considering third-party valuations of common stock. Subsequent to the IPO date, the Company's common stock was listed on the New York Stock Exchange ("NYSE") and its value was determined by the market price on the NYSE. See our Stock Incentive Plans footnote for additional description of the accounting for stock-based awards.
Earnings Per Share
Basic net income per share attributable to common stockholders is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period, including contingently redeemable common stock recorded outside of stockholders’ equity. Basic income from continuing operations per share attributable to common stockholders is calculated by dividing income from continuing operations available to common stockholders by the weighted average number of common shares outstanding for the period, including contingently redeemable common stock recorded outside of stockholders’ equity. Basic loss from discontinuing operations per share attributable to common stockholders is calculated by dividing loss from discontinuing operations available to common stockholders by the weighted average number of common shares outstanding for the period, including contingently redeemable common stock recorded outside of stockholders’ equity.
Diluted net income per share attributable to common stockholders is calculated by dividing net income available to common stockholders by the diluted weighted average number of common shares outstanding for the period. Diluted income from continuing operations per share attributable to common stockholders is calculated by dividing income from continuing operations available to common stockholders by the diluted weighted average number of common shares outstanding for the period. Diluted loss from discontinuing operations per share attributable to common stockholders is calculated by dividing loss from discontinuing operations available to common stockholders by the diluted weighted average number of common shares outstanding for the period.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases, using enacted tax rates expected to be applicable in the years in which the temporary differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company evaluates the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected, scheduling of anticipated reversals of taxable temporary differences, and considering prudent and feasible tax planning strategies.

The Company records liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where an individual tax position is evaluated as to whether it has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have less than a 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized on ultimate settlement. The actual benefits ultimately realized may differ from the estimates. In future periods, changes in facts, circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in income tax expense and liability in the period in which such changes occur.
Any interest or penalties incurred related to unrecognized tax benefits are recorded as a component of the provision for income tax expense.
Derivative Financial Instruments
All derivatives are recognized as either assets or liabilities on the consolidated balance sheet and measurement of these instruments is at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income and are recognized in the consolidated statement of operations when the hedged item affects earnings. Any portion of the change in fair value that is determined to be ineffective is immediately recognized in earnings as SG&A. Derivative gains or losses included in accumulated other comprehensive income are reclassified into earnings at the time the hedged transaction occurs as a component of SG&A.
Fair Value of Financial Instruments
Certain assets and liabilities are carried at fair value in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
The Company uses a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1, quoted market prices in active markets for identical assets or liabilities.

•
Level 2, observable inputs other than quoted market prices included in Level 1 such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•
Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Comprehensive Income
Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with equity holders, and would normally be recorded in the consolidated statements of stockholders’ equity and the consolidated statements of comprehensive income. Other comprehensive income consists of unrealized gains and losses from derivative instruments designated as cash flow hedges, and postretirement medical plan adjustments.
Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers (ASU 2014-09)
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASC No. 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP as of its effective date.

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

The impact of the adoption of the ASU on the Company’s Consolidated Statement of Operations for the fiscal year ended February 2, 2019, resulted in a decrease to cost of sales and net sales of $5.7 million and $6.8 million, respectively, due to recording the allowance for returns reserve on a gross basis. The remaining impact of the adoption of the ASU on the Company’s Consolidated Statement of Operations for the fiscal year ended February 2, 2019 was immaterial.

The impact of the adoption of the ASU on the Company’s Consolidated Balance Sheet as of February 2, 2019 was as follows (in thousands):

	As Reported	Balance without adoption	Effect of change
Prepaid expenses and other current assets	$63,454	$57,785	$5,669
Accrued expenses and other current liabilities	504,834	489,492	15,342
Deferred income taxes	36,937	39,636	(2,699)
Accumulated deficit	(915,113)	(908,139)	(6,974)

Derivatives and Hedging (ASU 2017-12)
In August 2017, the FASB issued ASU 2017-12 Derivatives and Hedging (Topic 815). The update allows hedge accounting for new types of interest rate hedges of financial instruments and simplifies the documentation requirements to qualify for hedge accounting. In addition, any gain or loss from hedge ineffectiveness will be reported in the same income statement line with the effective hedge results and the hedged transaction. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance at the beginning of its fourth quarter of fiscal year 2018 and the effect of the adoption did not have a material impact on the Company’s consolidated financial statements.
Employee Share-Based Payments (ASU 2016-09)
In March 2016, the FASB issued an accounting standard update that aims to simplify accounting for stock-based compensation. The changes include accounting for income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company elected to account for forfeitures as they occur rather than apply an estimated forfeiture rate to stock-based compensation expense. The Company adopted this standard update in 2017 and applied the changes prospectively. The effect of the adoption did not have a material impact on the Company’s consolidated financial statements.

Inventory Measurement (ASU 2015-11)
In July 2015, the FASB issued an accounting standard update that aims to simplify the measurement of inventory. The changes include measuring inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this standard on a prospective basis in 2017 and prior periods were not retrospectively adjusted. The effect of the adoption did not have a material impact on the Company’s consolidated financial statements.
Reclassifications of Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02)
In February 2018, the FASB issued an accounting standard update that allows the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The Company adopted this standard update in 2017 and applied the changes prospectively for the fiscal year ended February 3, 2018 and reclassified $432 thousand from accumulated other comprehensive income to retained earnings as of February 3, 2018.
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
Classification of Costs Related to Defined Benefit Pension and Other Post-Retirement Benefit Plans (ASU 2017-07)
At the beginning of fiscal year 2018, the Company adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit costs in the statement of operations. Under this new guidance, an employer’s statement of operations presents service cost arising in the current period in the same statement line item as other employee compensation. However, all other components of current period costs related to defined benefit plans, such as prior service costs and actuarial gains and losses, are presented on the statement of operations on a line item outside (or below) operating income. ASU 2017-07 affects only the classification of certain costs on the statement of operations, not the determination of costs. Net periodic pension costs related to the Company’s frozen defined benefit pension plan and post-retirement medical benefit plan were not material for fiscal year 2018 or prior periods. The retrospective impact of this standard on our historical financial statements is not material, and future filings will not be restated.
Statement of Cash Flows (ASU 2016-15)
At the beginning of fiscal year 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 represents a consensus of the FASB’s Emerging Issues Task Force on eight separate issues that, if present, can impact classifications on the statement of cash flows. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 only impacted the classification of certain insurance proceeds on the Company consolidated statement of cash flows for the first quarter of fiscal year 2017. The Company’s insurance proceeds were not material for fiscal year 2018 or fiscal year 2017. The retrospective impact of this standard on our historical financial statements is not material and future filings will not be restated.

Recent Accounting Pronouncements
Leases (ASU 2016-02)
In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2019 and plans to utilize the transition option which does not require application of the guidance to comparative periods in the year of adoption. Upon adoption of the standard, the Company will be required to record substantially all leases on the balance sheet as a right-of-use ("ROU") asset and a lease liability. The Company expects to utilize the related package of practical expedients permitted by the transition guidance in ASU 2016-02, which allows the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its initial direct costs for existing leases. The Company expects to recognize lease liabilities for its operating leases totaling between $1.9 billion and $2.1 billion upon adoption. The initial ROU assets recognized will be equal to the initial operating lease liabilities, adjusted for the balance on adoption date of prepaid and accrued rent, lease incentives and unamortized initial direct costs. The Company currently expects to recognize ROU assets in the same range as its lease liabilities for its operating leases. The Company does not expect adoption of the standard to have a material impact on the Company’s historical capital leases, which will be presented as finance leases under ASU 2016-02. Additionally, the Company does not believe adoption of this standard will have a material effect on the Company's consolidated results of operations or cash flows.
Non-Employee Share-Based Compensation (ASU 2018-07)
In June 2018, the FASB issued ASU 2018-07 Improvements to Non-employee Share-Based Payment Accounting which updates the guidance to Compensation—Stock Compensation (Topic 718). The updated guidance aligns the measurement and classification guidance for share-based payments to non-employees with the guidance for share-based payments to employees, with certain exceptions. The updated guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not anticipate the updated guidance will have a material impact on its consolidated financial statements.
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
Goodwill Impairment (ASU 2017-04)
In January 2017, the FASB issued ASU 2017-04. ASU 2017-04 provides amendments to ASC 350, "Intangibles - Goodwill and Other", which eliminate Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company does not believe adoption of this standard will have a material effect on the Company's consolidated results of operations or cash flows.
Intangibles-Goodwill and Other-Internal-Use Software (ASU 2018-15)
In August 2018, the FASB issued ASU 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The update related to accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The update specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The updated guidance is effective for fiscal reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. The Company is currently evaluating the transition methods and the impact of the adoption of this standard on its consolidated financial statements.

3.	Related Party Transactions
Management Agreement
The Company had a management services agreement with the Sponsors for ongoing consulting and advisory services that terminated upon consummation of the Company's IPO. The management services agreement provided for the aggregate payment of management fees to the Sponsors (or advisory affiliates thereof) of $8.0 million per year, plus out of pocket expenses. The Company expensed $3.3 million, $8.0 million and $8.1 million of management fees and out of pocket expenses in 2018, 2017 and 2016 respectively. Management fees and expenses are reported in SG&A in the consolidated statements of operations and comprehensive income.
Other Relationships
One of the Company’s suppliers, Advantage Solutions Inc., is controlled by affiliates of the Sponsors. Advantage Solutions Inc. is principally a provider of in-club product demonstration and sampling services, and the Company also engages them from time to time to provide ancillary support services, including for example, seasonal gift wrapping, on-floor sales assistance and display maintenance. In fiscal years 2018, 2017 and 2016 the Company incurred costs of approximately $43.9 million, $44.8 million and $41.0 million, respectively. The demonstration and sampling service fees are fully funded by merchandise vendors who participate in the program.
The Company believes the terms obtained or consideration paid or received, as applicable, in connection with the transactions were comparable to terms available or amounts that would be paid or received, as applicable, in arms’-length transactions with unrelated parties.

4. Dividend Recapitalization
On February 3, 2017, the Company distributed a $735.5 million dividend to its common stockholders. In conjunction with the dividend, the Company paid $67.5 million to stock option holders of the Company as required under the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (as further amended) (“2011 Plan”), and the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (as further amended) (“2012 Director Plan”). The payments to option holders were recorded as compensation expense in SG&A in fiscal year 2017. The Company also paid $5.4 million to employees under retention bonus arrangements, of which $4.6 million was accrued in 2016 and the remaining $0.8 million was recognized as compensation expense in fiscal year 2017. In order to fund these payments, the Company executed the following transactions immediately prior to the payment of the dividend:

•	Refinanced and upsized the senior secured first lien term loan facility (the "First Lien Term Loan") to $1,925.0 million, subject to an original issue discount (“OID”) of $4.8 million.

•	Refinanced and upsized the existing senior secured second lien term loan facility (the "Second Lien Term Loan") to $625.0 million, subject to an OID of $6.2 million.

•	Amended and restated the senior secured asset based revolving credit and term facility (the "ABL Facility") and borrowed $340.0 million.
The Company paid accrued outstanding interest of $11.0 million and capitalized debt issuance costs of $24.6 million in conjunction with the refinancing. The Company recorded a loss on the debt refinancing of $21.1 million in fiscal year 2017 of which $9.8 million represents the write-off of previously capitalized deferred debt issuance costs.

5.	Debt and Credit Arrangements
Debt consisted of the following at February 2, 2019 and February 3, 2018 (in thousands):

	February 2, 2019	February 3, 2018
ABL Facility	$289,000	$217,000
First Lien Term Loan	1,530,045	1,910,563
Second Lien Term Loan	—	625,000
Unamortized debt discount and debt issuance costs	(18,197)	(40,153)
Less: current portion	(254,377)	(219,750)
Long-term debt	$1,546,471	$2,492,660
ABL Facility
On February 3, 2017, the Company amended the ABL Facility to extend the maturity date to February 3, 2022. The Company wrote-off $2.2 million of previously capitalized debt issuance costs, expensed $0.2 million of new third-party fees and capitalized $7.9 million of new debt issuance costs.
On August 17, 2018, the Company amended its ABL Facility to extend the maturity date from February 3, 2022 to August 17, 2023 and reduce the applicable interest rates and letter of credit fees on the facility. Total fees associated with the refinancing were approximately $1.0 million. The Company capitalized approximately $0.9 million of new debt issuance costs and had immaterial write-offs of previously capitalized debt issuance costs and third-party fees.
The ABL Facility is comprised of a $950.0 million revolving credit facility and a $50.0 million term loan. The ABL Facility is secured on a senior basis by certain “liquid assets” of the Company and secured on a junior basis by certain “fixed assets” of the Company. The $50.0 million term loan payment terms are restricted in that the term loan cannot be repaid unless all loans outstanding under the ABL Facility are repaid, and once repaid, cannot be re-borrowed. The availability under the $950.0 million revolving credit facility is restricted based on eligible monthly merchandise inventories and receivables as defined in the facility agreement. As amended, interest on the revolving credit facility is calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan is calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The ABL Facility also provides a sub-facility for issuance of letters of credit subject to certain fees defined in the ABL Facility agreement. The ABL Facility is subject to various commitment fees during the term of the facility based on utilization of the revolver.
At February 2, 2019, there was $289.0 million outstanding in borrowings under the ABL Facility and $41.2 million in outstanding letters of credit. As of February 2, 2019, the interest rate on the revolving credit facility was 3.76% and borrowing availability was $545.6 million.
At February 3, 2018, there was $217.0 million outstanding in loans under the ABL Facility and $44.2 million in outstanding letters of credit. As of February 3, 2018, the interest rate on the revolving credit facility was 3.08% and borrowing availability was $574.8 million.
First Lien Term Loan
On February 3, 2017, the Company refinanced its First Lien Term Loan to extend the maturity date to February 3, 2024, increase the First Lien Term Loan borrowings to $1,925.0 million subject to a $4.8 million original issue discount and change the interest rate. Interest on the First Lien Term Loan was calculated either at LIBOR plus a range of 350 to 375 basis points where LIBOR is subject to a floor of zero or an alternative base rate calculation based on the higher of prime, the federal funds effective rate plus 50 basis points or one-month LIBOR plus 100 basis points, plus a range of 250 to 275 basis points.

On August 13, 2018, the Company amended its First Lien Term Loan to reduce the applicable interest rates and reduce the principal on the loan. The Company drew $350 million under its ABL Facility to fund the transaction. As amended, the First Lien Term Loan has an initial principal amount of $1,537.7 million and interest is calculated either at LIBOR plus 275 to 300 basis points or a base rate plus 175 to 200 basis points based on the Company achieving a net leverage ratio of 3.00 to 1.00. Total fees associated with the refinancing were approximately $1.8 million. The Company wrote-off $4.4 million of previously capitalized debt issuance costs and OID and expensed $1.8 million of new third-party fees.
At February 2, 2019, the interest rate for the First Lien Term Loan was 5.51%. At February 3, 2018, the interest rate for the First Lien Term Loan was 4.95%.
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
At February 2, 2019, there was $1,530.0 million outstanding on the First Lien Term Loan. At February 3, 2018, there was $1,910.6 million outstanding on the First Lien Term Loan.
Second Lien Term Loan
On February 3, 2017, the Company refinanced the previously existing Second Lien Term Loan to extend the maturity date to February 3, 2025 and increase the Second Lien Term Loan borrowings to $625.0 million subject to a $6.2 million original issue discount. Interest was calculated either at LIBOR plus 750 basis points where LIBOR is subject to a floor of zero or an alternative base rate calculation based on the higher of the prime, the federal funds effective rate plus 50 basis points or one-month LIBOR plus 100 basis points, plus 650 basis points. The Second Lien Term Loan had a maturity date of February 3, 2025 with the entire principal balance due on such maturity date. Voluntary prepayments were permitted. Principal payments had to be made on the Second Lien Term Loan pursuant to an annual excess cash flow calculation. The Second Lien Term Loan was subject to certain affirmative and negative covenants but no financial covenants.
On July 2, 2018, the Company paid off the Second Lien Term Loan by extinguishing the entire outstanding amount of $623.2 million. In connection with the debt extinguishment, the Company paid a $6.2 million prepayment premium. The Company recorded debt extinguishment charges of $19.2 million in conjunction with the paydown, of which $13.0 million represents write-off of previously capitalized deferred debt issuance costs associated with the Second Lien Term Loan.
There was a balance of $625.0 million outstanding on the Second Lien Term Loan as of February 3, 2018. The interest rate for the Second Lien Term Loan was 8.95% as of February 3, 2018.
Future minimum payments
Scheduled future minimum principal payments on debt as of February 2, 2019 are as follows:

Fiscal Year:	Dollars in thousands
2019	$254,377
2020	15,377
2021	15,377
2022	15,377
2023	1,518,537
Thereafter	—
Total	$1,819,045

6.	Interest Expense, net
The following details the components of interest expense for the periods presented (in thousands):

	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018	Fiscal Year Ended January 28, 2017
Interest on debt	$128,643	$163,210	$122,193
Interest on capital lease and financing obligations	4,119	4,205	4,244
Debt issuance costs amortization	3,322	4,060	7,693
Original issue discount amortization	3,233	4,403	9,398
Charges related to debt refinancing	25,405	21,061	—
Capitalized interest	(187)	(215)	(68)
Unrealized loss on interest rate caps	—	—	73
Other interest income	—	—	(182)
Interest expense, net	$164,535	$196,724	$143,351

7.	Intangible Assets and Liabilities
Intangible assets and liabilities consist of the following (in thousands):

	February 2, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Goodwill	$924,134	$—	$924,134

Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,000	(178,330)	66,670
Private label brands	8,500	(5,194)	3,306
Below market leases	120,182	(79,788)	40,394
Total intangible assets	$464,182	$(263,312)	$200,870

Intangible Liabilities Subject to Amortization:
Above market leases	$(30,515)	$16,872	$(13,643)

	February 3, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Goodwill	$924,134	$—	$924,134

Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,000	(163,668)	81,332
Private label brands	8,500	(4,486)	4,014
Below market leases	120,182	(71,152)	49,030
Total intangible assets	$464,182	$(239,306)	$224,876

Intangible Liabilities Subject to Amortization:
Above market leases	$(30,515)	$14,709	$(15,806)

The Company records amortization expenses of intangible assets as a component of SG&A expenses. Member relationships are amortized over a period of 15.3 years, Private label brands are amortized over 12 years and below and above market leases are amortized over the estimated benefit of the intangible asset that was created.
The Company recorded amortization expense of $21.8 million, $26.0 million and $28.8 million as a component of SG&A for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017, respectively. The Company estimates that amortization expense related to intangible assets and liabilities will be as follows in each of the next five fiscal years (in thousands):

	Below Market Leases	Above Market Leases	Other Intangibles	Total
2019	$7,633	$(2,077)	$13,491	$19,047
2020	7,117	(1,846)	11,862	17,133
2021	6,153	(1,581)	10,483	15,055
2022	4,507	(1,526)	9,230	12,211
2023	3,743	(1,374)	7,866	10,235

8.	Commitment and Contingencies
Leases
The Company is obligated under long-term leases for the rental of real estate. In addition, generally the Company is required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales in excess of certain thresholds, or other factors. Many of the leases require escalating payments during the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term. The initial primary term of the real estate club leases ranges from 5 to 25 years, with most of these leases having an initial term of 20 years. The initial primary term of the ground leases ranges from 14 to 44 years, and averages approximately 21 years. As of February 2, 2019, the Company has options to renew all but three of its leases for periods that range from 5 to 65 years, and average approximately 21 years.
Future minimum lease payments of operating leases as of February 2, 2019 were as follows (in thousands):

Fiscal Year	Future minimum payments
2019	$309,785
2020	310,956
2021	299,410
2022	282,841
2023	264,363
Thereafter	1,778,207
Total	$3,245,562
The payments above do not include future payments due under the lease for a BJ's club location that closed in January 2011. Rent liabilities for the closed location is included in current and noncurrent closed store obligations on the consolidated balance sheets.
Rental expense under real estate operating leases (including contingent rentals, which were not material) was $308.2 million in 2018, $301.9 million in 2017 and $298.1 million in 2016. These amounts do not include rental expense on equipment and equipment space of $0.8 million for 2018 and $0.7 million for both 2017 and 2016.

Future minimum lease payments of capital leases and financing obligations for arrangements that did not qualify for sale-lease back accounting as of February 2, 2019 are as follows (in thousands):

Fiscal Year	Future minimum payments
2018	$4,510
2019	4,807
2020	4,833
2021	4,894
2022	4,956
Thereafter	34,377
Total Minimum payments	58,377
Less: amount representing interest	(37,855)
Total	$20,522
These capital lease and financing obligations are primarily included in other noncurrent liabilities on the consolidated balance sheet.
Legal Contingencies
The Company is involved in various legal proceedings that are typical of a retail business. In accordance with applicable accounting guidance, an accrual will be established for legal proceedings if and when those matters present loss contingencies that are both probable and estimable. The Company does not believe the resolution of any current proceedings will result in a material loss to the consolidated financial statements.

9.	Discontinued Operations
The following tables summarize the activity for the periods ended February 2, 2019 and February 3, 2018 associated with discontinued operations, which consist of closing two BJ’s clubs in January 2011 (in thousands):

	Discontinued Operations 2018
	Liabilities February 3, 2018	Charges	Payments/ Increase	Liabilities February 2, 2019	Cumulative Charges to Date, Net
BJ’s clubs	$8,683	$(235)	$(5,259)	$3,189	$59,364
Current portion	$2,122			$739
Long-term portion	6,561			2,450
Total	$8,683			$3,189

	Discontinued Operations 2017
	Liabilities January 28, 2017	Charges	Payments/ Increase	Liabilities February 3, 2018	Cumulative Charges to Date, Net
BJ’s clubs	$8,271	$2,766	$(2,354)	$8,683	$59,599
Current portion	$2,013			$2,122
Long-term portion	6,258			6,561
Total	$8,271			$8,683

On June 12, 2014, the Company entered into a sublease agreement for one of the closed clubs that paid a portion of BJ’s lease obligation through the end of the lease term. The rental income received from that sublease is included in the payments referenced in the tables above. During the second half of 2017, the Company experienced a lapse in the sublease rental income which resulted in eviction of the tenant. In January 2018, the Company entered into a new sublease agreement for the same property which will continue to pay a portion of the BJ’s lease obligation through the end of the lease term. The interruption of sublease income in the second half of 2017, and adjustment of future rental income from the new sublease agreement signed in January 2018, resulted in an additional charge of $0.7 million to the reserve. In addition, the Company lowered the estimated sublease income at the other existing closed location which resulted in an additional charge of $1.4 million to the reserve.
On December 12, 2018, the Company entered into a termination agreement with the landlord at its Austell, Georgia location, whereby the landlord agreed to terminate the lease associated with this location. The Company incurred total termination fees of $3.1 million, including brokerage fees.
The charges for BJ’s lease obligations are based on the present value of rent liabilities under the relevant leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the potential subleasing of these properties. Charges in both periods represent accretion expense on lease obligations . Charges for the period ended February 2, 2019, also includes income of $1.0 million for the reserve reversal associated with the lease termination for the Austell, Georgia location. The income tax benefit recorded related to loss from discontinued operations was $0.1 million, $1.1 million and $0.3 million for 2018, 2017 and 2016, respectively. The remaining lease obligation is expected to be paid over the next four years. The liabilities for the closed club leases are included in current and non-current closed store obligations on the consolidated balance sheet.

10.	Contingently Redeemable Common Stock
The Company and certain current and former management employees were parties to the Management Stockholders Agreement (the “MSA”). Grants of equity by the Company to employees were governed by the terms of individual equity award agreements and the MSA. The MSA specified certain transfer restrictions, tag-along and drag-along rights, put and call rights and various other rights and restrictions applicable to any equity held by employees. The call right permitted the Company to repurchase common stock held by an employee stockholder following a minimum holding period and prior to the expiration of a specified time period following the later of the employee’s termination of employment with the Company or acquisition of the common stock. If the employee’s employment was terminated for cause, the repurchase price was the least of (a) the fair market value as of the repurchase date, (b) the fair market value at issuance or (c) the price paid by the employee stockholder for such shares. If the employee’s employment was terminated other than for cause, the repurchase price was the fair market value as of the repurchase date.
The MSA also gave employees the ability to put any shares back to the Company at fair market value upon death or disability while actively employed. As neither death nor disability while actively employed is a certainty, the shares of common stock held by the employee stockholders were considered to be contingently redeemable common stock and were accounted for outside of stockholders’ equity until the shares of common stock were either repurchased by the Company or the put right terminated. Both the Company’s repurchase right and the employee stockholder’s put right terminated upon the consummation the IPO. The contingently redeemable common stock was recorded at fair value of the common stock at the date of issuance. Because meeting the contingency is not probable, the contingently redeemable common stock was not remeasured to fair value at each reporting date. When the Company executed its IPO in 2018, all remaining grants under the MSA were reclassified to common stock. As of February 2, 2019 there is no contingently redeemable common stock recorded on the consolidated balance sheet. The Company recorded $10.4 million of contingently redeemable common stock on its consolidated balance sheet related to these agreements as of February 3, 2018.
Prior to the IPO, when the Company exercised its call option to repurchase shares classified outside of stockholders’ equity, it was deemed to be a constructive retirement of the contingently redeemable share for accounting purposes. The Company recorded the excess of the fair value paid to repurchase the share over the carrying value of the contingently redeemable share within additional paid-in capital, as the Company had an accumulated deficit.

11.	Stock Incentive Plans
On June 13, 2018, the Company’s Board of Directors adopted, and its stockholders approved, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan provides for the grant of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, stock appreciation rights, and cash awards. Prior to the adoption of the 2018 Plan, the Company granted stock-based compensation to employees and non-employee directors under the 2011 Plan and the 2012 Director Plan, respectively. No further grants will be made under 2011 Plan or the 2012 Director Plan.
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, 2011 Plan or 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right, that are not issued in connection with the stock settlement of the stock appreciation right on its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan or 2012 Director Plan. As of February 2, 2019, there were 8,572,846 shares available for future issuance under the 2018 Plan.
Stock option awards are generally granted with vesting periods of three years. All options have a contractual term of ten years. The Company recognized $57.7 million ($41.5 million post-tax), $9.1 million ($5.4 million post-tax) and $11.8 million ($7.1 million post-tax) of total stock-based compensation for 2018, 2017 and 2016, respectively. As of February 2, 2019, there was approximately $24.7 million of unrecognized compensation cost, which is expected to be recognized over the next three years.
The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions (no dividends were expected):

	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018	Fiscal Year Ended January 28, 2017
Risk-free interest rate range	2.56% - 2.73%	1.40% - 1.40%	1.35% - 1.98%
Expected volatility factor	26.9%	35.0%	35.0%
Weighted-average expected option life (yrs.)	5.9	5.7	6.0
Weighted-average grant-date fair value	$5.16	$2.51	$4.40

The Company historically has been a private company and lacks certain company-specific historical and implied volatility information. Expected volatility was determined based on the historical and implied volatilities of comparable public companies. The risk-free interest rate was based on United States Treasury yields in effect at the time of the grant for notes with terms comparable to the awards. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon an average of the vesting and contractual terms of the options. Forfeitures are recorded as incurred.
Presented below is a summary of stock option activity and weighted-average exercise prices for fiscal year ended February 2, 2019:

(options in thousands)	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price	Weighted-average remaining contractual life (in years)
Outstanding, beginning of period	8,981	$4.00
Granted	2,791	16.39
Forfeited	(409)	6.88
Exercised	(5,111)	3.09
Outstanding, end of period	6,252	10.09	7.7
Vested and expected to vest, end of period	6,252	10.09	7.7
Exercisable, end of period	3,480	$5.31	6.4

The total intrinsic value of options exercised in 2018, 2017 and 2016 was $88.2 million, $7.6 million and $1.2 million, respectively. The Company received a tax benefit related to these option exercises of approximately $24.8 million, $3.1 million and $0.5 million in 2018, 2017 and 2016, respectively. As of February 2, 2019, the total intrinsic value of options vested and expected to vest was $102.5 million.
Presented below is a summary of our non-vested restricted shares and restricted stock units and weighted-average grant-date fair values for the periods ended February 2, 2019:

	Restricted Stock		Restricted Stock Units
(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at beginning of year	—	$—	—	$—
Granted	2,960	22.04	16	27.59
Forfeited	(33)	22.00	—	—
Vested	(1,954)	22.00	—	—
Outstanding, February 2, 2019	973	$22.14	16	$27.59
2018 Employee Stock Purchase Plan
On June 14, 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective the day prior to the first day of public trading of the company’s equity securities. The aggregate number of shares of common stock that was be reserved for issuance under our ESPP was be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors. The offering under the ESPP commenced on January 1, 2019. The amount of expense recognized in the fiscal year ended February 2, 2019 was immaterial.
Treasury Shares Acquired on Restricted Stock Awards
Upon the vesting of 1,954 thousand restricted stock awards, 782 thousand shares were reacquired to satisfy employees’ tax withholding obligations. These reacquired shares were recorded as $19.1 million of treasury stock and accordingly, reduced the number of common shares outstanding by 782 thousand shares.

12.	Income Taxes
The provision (benefit) for income taxes from continuing operations includes the following (in thousands):

	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018	Fiscal Year Ended January 28, 2017
Federal:
Current	$14,641	$1,976	$42,268
Deferred	(9,563)	(33,219)	(19,457)
State:
Current	11,877	5,220	9,230
Deferred	(5,129)	(2,404)	(4,073)
Total income tax provision (benefit)	$11,826	$(28,427)	$27,968

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018	Fiscal Year Ended January 28, 2017
Statutory federal income tax rates	21.0%	33.7%	35.0%
State income taxes, net of federal tax benefit	3.8	7.5	4.5
Effect of federal rate change	(1.8)	(136.2)	—
Work opportunity and solar tax credit	(1.3)	(17.9)	(1.6)
Charitable contributions	(0.5)	(1.0)	(0.3)
Prior year adjustments	0.1	(3.2)	—
Stock options	(10.8)	(4.8)	—
Other	(2.0)	1.2	0.9
Effective income tax rate	8.5%	(120.7)%	38.5%

On December 22, 2017, the TCJA was signed into law. The TCJA includes significant changes to the Internal Revenue Code impacting the taxation of business entities. The most significant change in the TCJA that impacts the Company is the reduction in the corporate federal income tax rate from 35% to 21% for tax years (or portions thereof) beginning after December 31, 2017. As the result of our initial analysis of the impact of the TCJA, we recorded a provisional amount of net tax benefit of $32.1 million in the fiscal year ended February 3, 2018 related to the remeasurement of our deferred tax balances. We completed our accounting for the income tax effects of the TCJA in fiscal year ended February 2, 2019 and recorded an additional tax benefit of $2.4 million to the provisional amounts initially recorded.
Significant components of the Company’s deferred tax assets and liabilities as of February 2, 2019 and February 3, 2018 were as follows (in thousands):

	February 2, 2019	February 3, 2018
Deferred tax assets:
Self-insurance reserves	$29,288	$27,595
Rental step liabilities	23,194	21,336
Compensation and benefits	13,823	15,975
Interest	12,354	—
Capital lease and financing obligations	5,826	7,542
Interest rate swap	5,454	—
Deferred gain amortization	4,956	5,279
Intangible liabilities	3,834	4,408
Environment clean up reserve	3,664	3,312
Startup costs	3,276	3,675
Lease incentive gain	2,963	3,029
Closed store obligations	896	2,421
Other	16,926	13,677
Total deferred tax assets	$126,454	$108,249

Deferred tax liabilities:
Fixed assets	$87,413	$79,388
Intangible assets	56,444	62,716
Debt costs	5,152	7,728
Capital lease and financings obligations	5,079	7,014
Other	9,303	8,477
Total deferred tax liabilities	163,391	165,323
Net deferred tax liabilities	$(36,937)	$(57,074)

The ultimate realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income during the periods in which the temporary differences become deductible. The Company has determined that it is more likely than not that the results of future operations and the reversals of existing taxable temporary differences will generate sufficient taxable income to realize the deferred tax assets. Therefore, no valuation allowance has been recorded. In making this determination, the Company considered historical levels of income as well as projections for future periods.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal year Ended February 2, 2019	Fiscal year Ended February 3, 2018
Balance at the beginning of the period	$4,357	$4,199
Additions (reductions) for tax positions taken during prior years	(142)	607
Additions for tax positions taken during the current year	960	43
Settlements	(125)	(260)
Lapses in statute of limitations	(2,526)	(232)
Balance at the end of the period	$2,524	$4,357
The total amount of unrecognized tax benefits, reflective of federal tax benefits at February 2, 2019 and February 3, 2018 that, if recognized, would favorably affect the effective tax rate was $2.2 million and $3.9 million, respectively.
As of February 2, 2019, management has determined it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next twelve months by less than $0.1 million, due to the expected resolution of state tax audits and the expiration of statute of limitations. The Company’s tax years from 2014 forward remain open and are subject to examination by the IRS and various state taxing jurisdictions.
The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. For the period ended February 2, 2019, the Company recognized $0.4 million in interest income. For the periods ended February 3, 2018 and January 28, 2017 the Company recognized $0.7 million and $0.3 million in interest expense, respectively. As of February 2, 2019, and February 3, 2018, the Company had $0.5 million and $1.0 million, respectively, of accrued interest related to income tax uncertainties.

13.	Retirement Plans
Under BJ’s 401(k) savings plans, participating employees may make pretax contributions up to 50% of covered compensation subject to federal limits. BJ’s matches employee contributions at 50% of the first six percent of covered compensation. The Company’s expense under these plans was $9.3 million, $9.6 million and $8.7 million for 2018, 2017 and 2016, respectively.
The Company has a non-contributory defined contribution retirement plan for certain key employees. Under this plan, BJ’s funds annual retirement contributions for the designated participants on an after-tax basis. For the last two years, the Company’s contributions equaled 5% of the participants’ base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four full fiscal years of service. Pretax expense under this plan was $2.4 million, $2.4 million and $2.3 million in 2018, 2017 and 2016, respectively.

14.	Postretirement Medical Benefits
The Company has a defined benefit postretirement medical plan which covers employees who retire after age 55 with at least 10 years of service, who are not eligible for Medicare, and who participated in a Company-sponsored medical plan. Spouses and eligible dependents are also covered under the plan. Amounts contributed by retired employees under this plan are based on years of service prior to retirement. The plan was amended in 2015 to limit eligibility to only those who meet the eligibility criteria, of age and years of service, by June 30, 2017. The plan can no longer accept any new enrollees, with estimated future benefit payments ending by June 30, 2027.
The Company recognizes the funded status of the postretirement medical plan in the balance sheet. The funded status represents the difference between the projected benefit liability obligation of the plan and the fair value of the plan’s assets. Previously unrecognized deferred amounts such as actuarial gains and losses and the impact of plan changes are included in accumulated other comprehensive income. Changes in these amounts in future years are adjusted as they occur through accumulated other comprehensive income. The discount rates presented in the tables below were selected by referencing yields on high quality corporate bonds, using the Citigroup Pension Yield Curve.

Obligation and Funded Status
The change in obligation and funded status of the plan at February 2, 2019 and February 3, 2018 was as follows (in thousands):

	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018
Change in Obligation
Projected benefit obligation at beginning of period	$5,360	$5,927
Company service cost	143	182
Interest cost	150	147
Plan participants’ contributions	270	316
Net actuarial loss	(1,336)	(392)
Benefit payments made directly by the Company	(413)	(820)
Projected benefit obligation at end of period	$4,174	$5,360
Change in Plan Assets
Fair value of plan assets at beginning of period	$—	$—
Company contributions	143	504
Plan participants’ contributions	270	316
Benefit payments made directly by the Company	(413)	(820)
Fair value of plan assets at end of period	—	—
Funded status at end of year	$(4,174)	$(5,360)
The funded status of the plan as of February 2, 2019 is recognized as a net liability in other noncurrent liabilities on the consolidated balance sheet. The Company expects to contribute approximately $0.8 million to the postretirement plan in 2019.
Components of Net Periodic Benefit Cost and Amounts Recognized in Other Comprehensive Income
Net periodic postretirement benefit cost for the last three fiscal years consists of the following (in thousands):

	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018	Fiscal Year Ended January 28, 2017
Company service cost	$143	$182	$204
Interest cost	150	147	142
Net prior service credit amortization	(693)	(693)	(693)
Amortization of unrecognized gain	(316)	(250)	(510)
Net periodic postretirement benefit cost	$(716)	$(614)	$(857)
Discount rate used to determine cost	3.00%	2.63%	2.45%
Health care cost trend rates	6.50%	7.00%	7.00%
The change in accumulated other comprehensive income (“AOCI”), gross of tax, consists of the following (in thousands):

	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018
AOCI at the beginning of period	$(3,331)	$(3,882)
Net prior service credit amortization	693	693
Amortization of net actuarial gain	316	250
Net actuarial loss for the period	(1,336)	(392)
AOCI at the end of the period	$(3,658)	$(3,331)
The Company expects to amortize approximately $1.0 million of net actuarial gain from AOCI into net periodic postretirement benefit cost in 2019.

Assumptions
The following weighted-average assumptions were used to determine the postretirement benefit obligations:

	February 2, 2019	February 3, 2018
Discount rate	3.04%	3.00%
Health care cost trend rate assumed for next year	6.50%	6.50%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024
Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects as of February 2, 2019 (in thousands):

Effect of 1% Increase in Medical Trend Rates
Postretirement benefit obligation increases by	$124
Total of service and interest cost increases by	16
Effect of 1% Decrease in Medical Trend Rates
Postretirement benefit obligation decreases by	$120
Total of service and interest cost decreases by	15
Cash Flows
The estimated future benefit payments for the postretirement health care plan at February 2, 2019 are (in thousands):

Fiscal Year	Future minimum payments
2019	$774
2020	707
2021	692
2022	706
2023	640
2024 to 2028	1,357
Total	4,876

15.	Asset Retirement Obligations
The following is a summary of activity relating to the liability for asset retirement obligations, which the Company will incur primarily in connection with the future removal of gasoline tanks and the related infrastructure. The following is included in other noncurrent liabilities on the consolidated balance sheets (in thousands):

	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018	Fiscal Year Ended January 28, 2017
Balance, beginning of period	$12,998	$11,846	$10,714
Accretion expense	1,031	959	895
Liabilities incurred during the year	1,219	193	237
Balance, end of period	$15,248	$12,998	$11,846

16.	Accrued Expenses and Other Current Liabilities
The major components of accrued expenses and other current liabilities are as follows (in thousands):

	February 2, 2019	February 3, 2018
Deferred membership fee income	$134,415	$126,216
Employee compensation	77,663	83,921
Outstanding checks and payables	58,840	34,002
Insurance reserves	47,813	40,620
BJ’s Perks rewards	34,083	22,736
Sales, property, use and other taxes	29,050	33,031
Deferred revenues	26,800	16,977
Fixed asset accruals	13,849	19,405
Professional services	20,197	7,998
Utilities, advertising and accrued interest	16,177	41,709
MFI Sales and legal reserves	12,744	6,652
Repairs and maintenance	11,808	17,734
Other	21,395	44,766
Total	$504,834	$495,767
The following table summarizes membership fee income activity for each of the last two fiscal years (in thousands):

	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018
Deferred MFI, beginning of period	$126,216	$116,483
Cash received from members	291,092	268,327
Revenue recognized in earnings	(282,893)	(258,594)
Deferred MFI, end of period	$134,415	$126,216

17.	Other Noncurrent Liabilities
The major components of other noncurrent liabilities are as follows (in thousands):

	February 2, 2019	February 3, 2018
Rent escalation liability	$82,907	$76,867
Workers’ compensation and general liability	70,585	72,317
Capital leases and financing obligations	28,824	35,147
Interest rate swap liability	19,410	—
Postretirement medical benefit and other	16,938	21,634
Deferred gain on sale leasebacks	16,348	17,639
Asset retirement obligations	15,248	12,998
Lease incentives	13,920	14,985
Above market leases	13,643	15,806
Total noncurrent liabilities	$277,823	$267,393

18.	Book Overdrafts
Banking arrangements provide for the daily replenishment of vendor payable bank accounts as checks are presented. The balances of checks outstanding in these bank accounts, which represent book overdrafts, totaled approximately $50.3 million at February 2, 2019 and approximately $70.0 million at February 3, 2018. Amounts payable to merchandise vendors are included in accounts payable on the consolidated balance sheets and were approximately $32.1 million and $36.0 million at the end of 2018 and 2017, respectively. Amounts payable to non-merchandise vendors are included in accrued expenses and other current liabilities on the consolidated balance sheets and were approximately $18.2 million and $34.0 million at the end of 2018 and 2017, respectively. Changes in these balances are reflected in operating activities in the consolidated statements of cash flows.

19.	Derivative Financial Instruments
Interest Rate Caps
Both the Company’s First Lien Term Loan and Second Lien Term Loan were subject to interest rates based on LIBOR. The Company had interest rate hedge arrangements that effectively capped a portion of its interest rate exposure on three-month LIBOR at 1.5% through March 31, 2016 (the “Interest Rate Caps”). The aggregate notional amount of the Interest Rate Caps was $1.7 billion. The Company also had a 2.5% forward cap arrangement covering $1.0 billion notional of the outstanding principal balance of the First and Second Lien Term Loans from April 1, 2016 through September 29, 2017.
Hedge accounting for these arrangements was not elected and therefore all unrealized gains and losses required to value the instruments to fair value were recorded in earnings for the period of the change. Unrealized losses were not material for 2017 and 2016. Unrealized losses were recorded in interest expense in order to value the cap arrangements at fair value.
Interest Rate Swaps
On November 13, 2018, the Company entered into three forward starting interest rate swaps (the "Interest Rate Swaps"), which were effective starting on February 13, 2019. The Company has fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0%. The Interest Rate Swaps are recorded as a liability of $19.4 million, with the net of tax amount recorded in Other Comprehensive Income.
In 2016, the Company was party to an interest rate swap arrangement whereby the Company fixed a portion of its interest rate exposure on one-month LIBOR. The interest rate swap agreement, which expired on March 30, 2016, was for a notional amount of $100.0 million and required the Company to pay the counterparty a fixed interest rate and receive from the counterparty a floating interest rate based on one-month LIBOR.
The Company elected hedge accounting for the interest rate swap agreements, and as such, the effective portion of the gains and losses was recorded as a component of other comprehensive income. There were $19.4 million of unrealized losses recorded in 2018, and immaterial amounts for 2017 and 2016 in other comprehensive income.

20.	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of the Company’s derivative instruments are based on quotes received from third-party banks and represent the estimated amount the Company would pay to terminate the agreements taking into consideration current interest rates as well as the creditworthiness of the counterparties. These inputs are considered to be Level 2.
Financial Assets and Liabilities
The gross carrying amount and fair value of the Company’s debt at February 2, 2019 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$1,530,045	$1,516,872
ABL Facility	289,000	289,000
Total Debt	$1,819,045	$1,805,872
The fair value of debt was determined based on quoted market prices and on borrowing rates available to the Company at February 2, 2019. These inputs are considered to be Level 2.

The gross carrying amount and fair value of the Company’s debt at February 3, 2018 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$1,910,563	$1,908,174
Second Lien Term Loan	625,000	625,000
ABL Facility	217,000	217,000
Total Debt	$2,752,563	$2,750,174
The fair value of debt was determined based on quoted market prices and on borrowing rates available to the Company at February 3, 2018. These inputs are considered to be Level 2.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. See Note 2 for further information.
The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, and accounts payable approximates their carrying value due to the short-term maturities of these instruments.

21.	Earnings Per Share
The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for fiscal years 2018, 2017 and 2016:

	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018	Fiscal Year Ended January 28, 2017
Weighted-average common shares outstanding, used for basic computation	116,599,102	88,385,864	88,163,992
Plus: Incremental shares of potentially dilutive securities
Stock incentive awards	4,535,748	3,877,713	2,572,087
Weighted-average number of common and dilutive potential common shares outstanding	121,134,850	92,263,577	90,736,079
Stock incentive awards not included in the computation of diluted earnings were 1,190,597; 811,272 and 3,416,707 as of the end of fiscal years 2018, 2017 and 2016, respectively.

22.	Condensed Financial Information of Registrant (Parent Company Only)
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(Amounts in thousands)

	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018
ASSETS
Investment in subsidiaries	$(202,084)	$(1,019,419)

Contingently redeemable common stock, par value $0.01; 0 shares issued and outstanding at February 2, 2019 and 1,456 shares issued and outstanding at February 3, 2018:	—	10,438

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.01; 305,000 shares authorized; 138,099 shares issued and 137,317 shares outstanding at February 2, 2019; 87,073 shares issued and outstanding at February 3, 2018	1,381	871
Additional paid-in capital	730,757	4,537
Accumulated deficit	(915,113)	(1,035,265)
Treasury stock, at cost, 782 shares and no shares outstanding at February 2, 2019 and February 3, 2018, respectively.	(19,109)	—
Total contingently redeemable common stock and stockholders’ deficit	$(202,084)	$(1,019,419)
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018	Fiscal Year Ended January 28, 2017
Equity in net income of subsidiaries	$127,261	$50,301	$44,224
Net income	127,261	50,301	44,224
Net income per share attributable to common stockholders’:
Basic	$1.09	$0.57	$0.50
Diluted	1.05	0.54	0.48
Weighted average number of common shares outstanding:
Basic	116,599	88,386	88,164
Diluted	121,135	92,264	90,736
A statement of cash flows has not been presented as BJ’s Wholesale Club, Holdings, Inc. did not have any cash as of, or for the years ended February 2, 2019, February 3, 2018 or January 28, 2017. See Note 4 for dividends paid to parent.

Basis of Presentation
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of BJ’s Wholesale Club Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of BJ’s Wholesale Club Holdings, Inc.’s operating subsidiaries to pay dividends may be restricted due to terms of the subsidiaries’ first lien term loan and ABL credit agreements, as defined in Note 5. For example, the covenants of the ABL credit agreement restrict the payment of dividends to, among other exceptions, (i) a $25.0 million general basket, (ii) a basket for unlimited dividends and distributions if there is no event of default, availability under the ABL credit agreement is greater than 12.5% of the lesser of the commitments under the ABL credit agreement and the borrowing base under the ABL credit agreement for 6 months following such dividend or distribution and, if availability is less than 20% of the lesser of the commitments under the ABL credit agreement and the borrowing base under the ABL credit agreement, a 1.00 to 1.00 (or higher) fixed charge coverage ratio for 12 months after giving effect to such dividend or distribution, and (iii) a basket for up to 6.0% per annum of the net proceeds received by or contributed to the borrower’s common stock from certain of such public offerings. The covenants of the first term loan facility restrict the payment of dividends and distributions to, among other exceptions, (i) a $25.0 million general basket, (ii) a basket for unlimited dividends and distributions if no event of default exists and the pro forma total net leverage ratio is less than or equal to 4.25 to 1.00, (iii) a “growing” basket based on, among other things, retained excess cash flow subject to no event of default and compliance with a pro forma interest coverage ratio of greater than or equal to 2.00 to 1.00, and (iv) a basket for 6% per annum of the net cash proceeds received from such qualified IPO that are contributed to the borrower in cash. As of February 2, 2019, the amount of net income free of such restrictions and available for payment by BJ’s Wholesale Club Holdings, Inc. as dividends was $127.3 million, and the total amount of restricted net assets of consolidated subsidiaries of BJ’s Wholesale Club Holdings, Inc. was $131.3 million.
All subsidiaries of BJ’s Wholesale Club, Inc. are consolidated. These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method.

23.	Selected Quarterly Financial Data (Unaudited)
Presented below is the selected quarterly financial data for fiscal year 2018 and fiscal year 2017, which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis. The fourth quarter of fiscal year 2017 consisted of 14 weeks, whereas the fourth quarter of fiscal year 2018 consisted of 13 weeks. Quarters in which there are 14 weeks will see increased net sales and expenses from the additional week. Also, in the second quarter of fiscal year 2018, the Company paid the entire outstanding amount on its Second Lien Term Loan of $623.2 million. In the first quarter of fiscal year 2017, the Company distributed a $735.5 million dividend to its common stockholders.

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended February 2, 2019 (52 weeks)
Net sales	$2,993,742	$3,236,664	$3,150,234	$3,343,814
Total revenue	3,061,697	3,307,105	3,221,663	3,416,882
Gross profit	551,359	588,503	592,088	628,945
Net income (loss)	14,137	(5,614)	54,431	64,307
Basic earnings (loss) per share	0.16	(0.05)	0.40	0.47
Diluted earnings (loss) per share	0.15	(0.05)	0.39	0.46
Fiscal Year Ended February 3, 2018 (53 weeks)
Net sales	2,883,298	3,103,335	3,019,389	3,489,973
Total revenue	2,946,828	3,167,527	3,084,245	3,555,989
Gross profit	505,523	553,340	560,948	621,286
Net income (loss)	(58,894)	19,712	22,775	66,708
Basic earnings (loss) per share	(0.67)	0.22	0.26	0.75
Diluted earnings (loss) per share	(0.67)	0.22	0.25	0.71

24. Subsequent Events

On March 11, 2019, the Company completed an underwritten public offering of 17,000,000 shares of its common stock by certain selling stockholders. Such selling stockholders granted the underwriters a 30-day option to purchase up to an additional 2,550,000 shares of the Company's common stock, which was exercised. The Company did not receive any of the proceeds from the sale of the shares of its common stock being offered by the selling stockholders. However, the Company did bear the costs associated with the sale of such shares, except for costs associated with underwriting discounts and commissions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of February 2, 2019, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
On March 22, 2019, our Board of Directors, on the recommendation of the Nominating and Corporate Governance Committee, appointed Judith L. Werthauser to the Nominating and Corporate Governance Committee, where she will serve as chair. In addition, on the same date Mr. Baldwin stepped down as a member of the Compensation Committee.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Below are the names and certain information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Executive Officers
Christopher J. Baldwin	56	Chairman, President & Chief Executive Officer, Director
Lee Delaney	47	Executive Vice President, Chief Commercial Officer
Jeff Desroches	42	Executive Vice President, Club Operations Officer
Robert W. Eddy	46	Executive Vice President, Chief Financial and Administrative Officer
Scott Kessler	52	Executive Vice President, Chief Information Officer
Brian Poulliot	44	Executive Vice President, Chief Membership Officer
Laura L. Felice	37	Senior Vice President, Controller
Caroline Glynn	50	Senior Vice President, Internal Audit and Asset Protection
Graham Luce	49	Senior Vice President, General Counsel and Secretary
Rafeh Masood	40	Senior Vice President, Chief Digital Officer
Kirk Saville	56	Senior Vice President, Corporate Communications
Kristyn M. Sugrue	50	Senior Vice President, Treasurer
William C. Werner	41	Senior Vice President, Strategic Planning and Investor Relations
Directors
Cameron Breitner	44	Director
Nishad Chande	43	Director
J. Kristofer Galashan	41	Director
Lars Haegg	53	Director
Ken Parent	60	Director
Christopher H. Peterson	52	Director
Jonathan A. Seiffer	47	Director
Robert Steele	63	Director
Judith L. Werthauser	53	Director

Christopher J. Baldwin is Chairman, President & Chief Executive Officer and a director of the Company. Mr. Baldwin joined BJ’s in September 2015 as President and Chief Operating Officer and Director and was promoted to Chief Executive Officer in February 2016 and Chairman in 2018. Prior to joining BJ’s, he was Chief Executive Officer of Hess Retail Corporation, a spin-off of Hess Corporation (“Hess Retail”) from 2010. Under Mr. Baldwin’s leadership, Hess Retail operated more than 1,300 convenience stores and served over a million customers daily. Before joining Hess Retail, he held executive roles at Kraft Foods from 2007 to 2010, and The Hershey Company from 2004 to 2007. Earlier in his career, Mr. Baldwin also held various roles at Nabisco and Procter and Gamble. Mr. Baldwin is the Chairman of the National Retail Federation, the world’s largest retail trade association. Mr. Baldwin is also active in the community, serving as an executive board member at Harlem Lacrosse and Leadership, a school-based nonprofit that provides educational intervention, leadership training and lacrosse for at-risk youth. Mr. Baldwin graduated from Siena College in Loudonville, New York with a B.S. in Economics.

Lee Delaney is Executive Vice President, Chief Commercial Officer of BJ’s Wholesale Club, Inc. Mr. Delaney is responsible for the Company’s merchandising, marketing and supply chain organization, and BJ’s services businesses, including travel, optical and home improvement. Mr. Delaney joined BJ’s in 2016 as Executive Vice President, Chief Growth Officer. Prior to joining BJ’s, he was a partner in the Boston office of Bain & Company (“Bain”) from 1996 to 2016. While at Bain, Mr. Delaney advised clients on corporate strategy, created new market entry plans, supported client acquisitions and advised on large cost reduction programs. He has extensive experience with direct consumer and retail marketing. Before joining Bain, he led consulting engagements for Electronic Data Systems and Deloitte Consulting. Mr. Delaney attended business school at Carnegie Mellon University, earning an MBA with top honors. He is also a graduate of the University of Massachusetts where he received a B.S. with a double major in computer science and mathematics. Mr. Delaney is also a member of the board of directors of PDC Brands Inc.

Jeff Desroches is Executive Vice President, Club Operations Officer of BJ’s Wholesale Club, Inc. Mr. Desroches was named to this position in 2018 and leads all operations, Club Team Members, Regional Field Staff, and policies and procedures at the Company’s 216 clubs and 138 fuel stations. Mr. Desroches joined BJ’s in 2001 as Regional Asset Protection Manager for the Metro NY market and became the Vice President of Asset Protection in 2007. In 2010 Mr. Desroches was named Senior Vice President of Supply Chain. As the Senior Vice President of Supply Chain, he was responsible for all aspects of supply chain operations including domestic and international transportation, reverse logistics, inventory planning and allocation, vendor compliance master data and more. Prior to BJ’s, Mr. Desroches held various operational and warehousing roles at Service Merchandise Company, Inc. from 1993 to 2000 and Kmart Corporation from 2000 to 2001. He holds a B.S. in Criminal Justice and Law Enforcement Administration from American Intercontinental University.

Robert W. Eddy is Executive Vice President, Chief Financial and Administrative Officer of the Company. He is responsible for the Company’s finance, risk management, real estate and human resources teams. He also leads the teams charged with pricing and procurement, asset protection, as well as the legal team. Mr. Eddy was named Chief Financial and Administrative Officer in 2018. He joined BJ’s in 2007 as Senior Vice President, Finance and was named Executive Vice President and Chief Financial Officer in 2011. Prior to joining BJ’s, Mr. Eddy served multinational manufacturing, technology, retail and consumer products companies as a member of the audit and business advisory practice of PwC in Boston and San Francisco. From 2012 to 2017, Mr. Eddy chaired the Financial Executives Council of the National Retail Federation. He is also a member of the Board of Trustees of The Boston Children’s Hospital. Mr. Eddy is a graduate of Babson College in Wellesley, Massachusetts, and Phillips Academy in Andover, Massachusetts.

Scott Kessler is Executive Vice President, Chief Information Officer of BJ’s Wholesale Club, Inc. He joined BJ’s in this position in 2017 and is responsible for IT, ensuring that the Company has the technology, systems and people in place to support the Company’s transformation. Prior to joining the Company, he was Executive Vice President, Chief Information Officer, at Belk, a $4 billion department store chain with nearly 300 stores from 2014 to 2016. Prior to that, Mr. Kessler was Senior Vice President, Products Technology, at GSI Commerce from 2004 to 2013. Mr. Kessler holds an MBA and a B.S. degree from Fairleigh Dickenson University.

Brian Poulliot is Executive Vice President, Chief Membership Officer of BJ’s Wholesale Club, Inc. Mr. Poulliot was named to this position in 2016 and is responsible for overseeing all aspects of the Company’s membership programs, including acquisition, retention, engagement and analytics capabilities. From 2012 to 2016, Mr. Poulliot was Senior Vice President, Strategic Planning & Analysis, overseeing corporate financial planning and analysis, strategic pricing, category profitability and site selection research for the Company. He joined BJ’s in 2010 as Vice President of Financial Accounting and Reporting. In 2006, Mr. Poulliot joined ThermoFisher Scientific through the merger of Fisher Scientific and Thermo Electron. In 2004, he joined Fisher Scientific International where he led the company’s technical accounting operations. Mr. Poulliot earned his CPA license in 1999. He graduated from Merrimack College in North Andover, Massachusetts in 1996 with a B.S. in Business Administration with a concentration in accounting.

Laura L. Felice is Senior Vice President, Controller of the Company. She joined BJ’s in this position in 2016 and is responsible for the integrity of our financial records. Prior to joining BJ’s, Ms. Felice held positions of increasing responsibility at Clarks Americas, Inc. from 2008 to 2016 and PwC from 2003 to 2008. She holds a Master of Accounting and a B.S. with a double major in Finance and Accounting from Boston College. She is also a CPA.

Caroline Glynn is Senior Vice President, Internal Audit and Asset Protection of BJ’s Wholesale Club, Inc. She has been with BJ’s for more than 28 years and is responsible for assessing risks, controls and process improvement opportunities as well as leading the safety and asset protection teams. Ms. Glynn has held various positions at BJ’s in club operations, inventory control and internal audit. She holds a B.S. in Finance from Merrimack College and an MBA from Southern New Hampshire University. She is also a CPA, a Certified Internal Auditor and a Certified Information Systems Auditor.

Graham Luce is Senior Vice President, General Counsel and Secretary of BJ’s Wholesale Club, Inc. Mr. Luce joined BJ’s in this position in 2015 and provides senior management with strategic advice on Company initiatives, complex business transactions and litigation, as well as counsel on all corporate governance related matters. He also serves as secretary to the board of directors. Prior to joining the Company, Mr. Luce worked at Bain from 2000 to 2015 and Goodwin Procter LLP from 1995 to 2000. He holds a J.D. from Boston University School of Law and holds a B.A. in Political Science and a B.S. in Electrical Engineering from Tufts University.

Rafeh Masood is Senior Vice President, Chief Digital Officer of BJ’s Wholesale Club, Inc. He joined BJ’s in this position in May 2017 and is responsible for driving the Company’s vision and strategy for its e-commerce and omnichannel efforts. Mr. Masood held various leadership positions at Dick’s Sporting Goods from 2013 to 2017 and Sears Holdings from 2010 to 2013. He holds an MBA and a B.S. in Information Systems from DePaul University.

Kirk Saville is Senior Vice President, Corporate Communications of BJ’s Wholesale Club, Inc. He joined BJ’s in this position in 2016 and is responsible for corporate communications, public relations, internal communications, social media and community relations. Prior to joining the Company, Mr. Saville held senior communications positions at Staples, Inc. from 2012 to 2017 and The Hershey Company from 2003 to 2012. He holds a Master of Journalism and a B.A. in Soviet Studies from the University of California, Berkeley.

Kristyn M. Sugrue is Senior Vice President, Treasurer of the Company. Ms. Sugrue joined BJ’s in 2011 as Vice President of Tax and was named Senior Vice President, Treasurer in 2017. She is responsible for managing the Company’s treasury functions, including the banking, risk management, insurance and tax groups. Prior to joining BJ’s, Ms. Sugrue held various finance management positions from 1998 to 2011 at publicly traded companies including Virtusa Corporation, Akamai Technologies, Inc. and Staples, Inc. and was a member of the tax practice at both Ernst & Young LLP and Arthur Andersen LLP in Boston from 1990 to 1998. She holds a B.S. in Accounting from Boston College and is a CPA.

William C. Werner is Senior Vice President, Strategic Planning and Investor Relations of BJ’s Wholesale Club, Inc. and is responsible for building the Company’s strategic priorities to drive growth and investor relations. He joined BJ’s in 2012 as Vice President, Accounting and Financial Reporting, was promoted to Senior Vice President, Finance in 2013 and assumed his current position in 2016. Prior to joining the Company, Mr. Werner was a Director in the Deals practice at PwC from 2007 to 2012. He holds a B.A. with a double major in Mathematics and Accounting from the College of the Holy Cross and is a CPA.

Cameron Breitner has been a director of the Company since 2011. Mr. Breitner is a Partner at CVC. He is the head of CVC’s San Francisco office and leads CVC’s U.S. Business Services, Consumer and Retail investing activities. Prior to joining CVC in 2007, Mr. Breitner worked at Centre Partners where he was Managing Director and had worked since 1998. Prior to Centre Partners, Mr. Breitner worked in M&A at Bowles Hollowell Conner & Co. He received a B.A. in Psychology from Duke University.

Nishad Chande has been a director of the Company since 2018. Mr. Chande is a Senior Managing Director at CVC, which he joined in 2016 as a member of the Consumer/Retail team. Prior to joining CVC, Mr. Chande worked at Centre Partners from 2005 to 2016, Bain & Company from 2003 to 2005, Raymond James Capital from 1999 to 2001 and Schroders from 1997 to 1999. He holds an MBA from the Wharton School at the University of Pennsylvania and a B.A. in Economics and Mathematics from Dartmouth College.

J. Kristofer Galashan has been a director of the Company since 2011. Mr. Galashan is a Partner at Leonard Green, which he joined as an associate in 2002. Prior to joining Leonard Green, he worked in the Investment Banking Division of Credit Suisse First Boston (formerly DLJ) in their Los Angeles office. Mr. Galashan presently serves on the board of directors of The Container Store. Mr. Galashan earned a B.A. in Business Administration, with honors, from the Richard Ivey School of Business at the University of Western Ontario.

Lars Haegg has been a director of the Company since 2012. Mr. Haegg is a Partner at CVC since 2012, where he is a member of the CVC Operations team, and based in New York. Prior to joining CVC, Mr. Haegg spent over 14 years with Investcorp where he was Head of Post-Acquisition activities in North America. Before Investcorp, he worked at McKinsey & Company, where he served retail, media and technology clients. Mr. Haegg holds an MBA from Harvard Business School and a B.A. in Business Administration from The University of Texas, Austin.

Ken Parent has been a director of the Company since 2011. Mr. Parent is president of Pilot Flying J, the largest travel center operator in North America. In this role, he oversees all company functions, including human resources, technology, finance, real estate and construction. Mr. Parent also leads strategic initiatives on behalf of Pilot. Named Chief Operating Officer of Pilot in 2014, Mr. Parent also managed store and restaurant operations, marketing, sales, transportation and supply and distribution. Prior to that, Mr. Parent served as the company’s Senior Vice President of Operations, Marketing and Human Resources from 2001 to 2014. Mr. Parent holds an MBA and a B.S. in marketing from San Diego State University.

Christopher H. Peterson has been a director of the Company since 2018. Mr. Peterson is currently the Executive Vice President and Chief Financial Officer of Newell Brands. Prior to this role, he was Chief Operating Officer, Operations at Revlon, Inc., leading the global Supply Chain, Finance and IT functions from 2017 to 2018. From 2012 to 2016, Mr. Peterson was at Ralph Lauren, where he was recruited as Senior Vice President, Chief Financial Officer and later served as President, Global Brands, with responsibility for Legal, Corporate Facilities, Global Real Estate and Corporate Services. Prior to his time at Ralph Lauren, he spent 20 years at Procter & Gamble in various roles of increasing responsibility, the latest of which was Vice President and Chief Financial Officer, Global Household Care. Mr. Peterson has a B.S. from Cornell University in Operations Research and Industrial Engineering.

Jonathan A. Seiffer has been a director of the Company since 2011. Mr. Seiffer is a Senior Partner at Leonard Green, which he joined in 1994. Mr. Seiffer is a board observer for Signet Jewelers. He previously served on the board of Whole Foods from 2008 to 2017. Mr. Seiffer earned a Bachelor of Applied Sciences in Systems Engineering and a B.S. in Economics from the University of Pennsylvania.

Robert Steele has been a director of the Company since 2016. Mr. Steele is on an advisory board for CVC. From 2007 to 2011, Mr. Steele served as Vice Chairman of Global Health and Well-being at Procter & Gamble (“P&G”), retiring in 2011. Mr. Steele spent 35 years with P&G, where he served as group president of global household care, group president of North America, VP North America home care and in a range of brand management and sales positions. Mr. Steele formerly served on the board of Kellogg Co. from 2007 to 2012; the board of Beam Co. from 2012 to 2014; the board of Keurig Green Mountain, Inc. from 2013 to 2016; and as trustee of The St. Joseph Home for Handicapped Children from 1995 to 2012. He currently serves on the board of directors of Newell Brands, Berry Global Group, Inc. and LSI Industries, Inc. Mr. Steele holds an MBA from Cleveland State University and a B.A. in Economics from the College of Wooster.

Judith L. Werthauser has been a director of the Company since 2018. Ms. Werthauser is Executive Vice President and Chief Experience Officer at Five Below, Inc, which she joined in 2019. She served as Executive Vice President, Chief People Officer at Domino’s Pizza, Inc. until 2019. Prior to joining Domino’s in 2016, Ms. Werthauser was Senior Vice President of Human Resources at Target Corporation, where she helped lead Target’s transformation from a traditional to an omnichannel retailer. Earlier in her career she was Senior Vice President of Human Resources for U.S. Bancorp in Minneapolis. She held senior HR positions at Marshall Field’s department stores. She holds a master’s degree in organization leadership and a bachelor’s degree in industrial psychology from the University of Minnesota.

Voting Agreement
Pursuant to the Voting Agreement described under Part III. “Item 13. Certain Relationships and Related Party Transactions, and Director Independence,” the Sponsors are entitled to designate individuals to be included in the slate of nominees recommended by our board of directors for election to our board of directors as follows:

•
so long as CVC owns, in the aggregate, (i) at least 70% of the total outstanding shares of our common stock owned by it immediately following the IPO, CVC Beacon LP is entitled to nominate three directors, (ii) less than 70%, but at least 40% of the total outstanding shares of our common stock owned by it immediately following the IPO, it is entitled to nominate two directors, (iii) less than 40% but at least 10% of the total outstanding shares of our common stock owned by it immediately following the IPO, it is entitled to nominate one director and (iv) less than 10% of the total outstanding shares of our common stock owned by it immediately following the IPO, it will not be entitled to nominate a director; and

•
so long as Leonard Green owns, in the aggregate, (i) at least 70% of the total outstanding shares of our common stock owned by it immediately following the IPO, Leonard Green is entitled to nominate three directors, (ii) less than 70%, but at least 40% of the total outstanding shares of our common stock owned by it immediately following the IPO, it is entitled to nominate two directors, (iii) less than 40% but at least 10% of the total outstanding shares of our common stock owned by it immediately following the IPO, it is entitled to nominate one director and (iv) less than 10% of the total outstanding shares of our common stock owned by it immediately following the IPO, will not be not entitled to nominate a director.

CVC has nominated Cameron Breitner and Lars Haegg for election to our board of directors and Leonard Green has nominated Jonathan A. Seiffer, and J. Kristofer Galashan for election to our board of directors.

Director Independence
Under the NYSE rules, a director is not independent unless our board of directors affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries. In addition, the director must meet the bright-line tests for independence set forth by the NYSE rules. Our board has affirmatively determined that each of our directors other Christopher J. Baldwin, our Chairman, President and Chief Executive Officer, qualifies as independent under the applicable NYSE rules.
Audit Committee and Audit Committee Financial Expert
We have a separately-designated standing audit committee. The members of our audit committee are Christopher H. Peterson, as chair, and Ken Parent and Robert Steele.  Our Board also has determined that each of the members of the audit committee is “financially literate” within the meaning of the NYSE rules and that Christopher H. Peterson qualifies as an audit committee financial expert as defined by applicable SEC regulations.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, our chief accounting officer and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Such officers, directors, officers and stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file with the SEC. To our knowledge, based on review of the copies of such reports and amendments to such reports furnished to us with respect to fiscal year 2018, and based on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers and beneficial owners of greater than 10% of our ordinary shares were filed on a timely basis during fiscal year 2018, other than one Form 4 for each of Messrs. Baldwin, Delaney, Desroches, Eddy, Kessler, Masood, Poulliot and Werner and Mmes. Felice and Sugrue, reporting shares withheld by the Company for payment of tax liability incident to the vesting of a restricted stock award, which were inadvertently filed late.
Code of Ethics
We have adopted a code of ethics applicable to all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our code of ethics is available on our website at www.bjs.com under Investor Relations. Our code of ethics is a “code of ethics” as defined in Item 406(b) of Regulation S-K. In the event that we amend or waive certain provisions of our code of ethics that requires disclosure under applicable SEC or NYSE rules, we intend to provide such required disclosure on our website. Our website is not incorporated into or a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation
Report of the Compensation Committee
The Compensation Committee has discussed and reviewed the following Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal year 2018.
Submitted by the Compensation Committee of the Board of Directors:

Jonathan Seiffer, Co-Chair
Cameron Breitner, Co-Chair
Robert Steele
Compensation Discussion and Analysis
This section discusses the principles underlying the material components of our executive compensation program for our executive officers who are named in the “Summary Compensation Table” and the factors relevant to an analysis of these policies and decisions. These named executive officers ("NEOs") for fiscal year 2018 are:

•	Christopher J. Baldwin, who serves as Chairman, President and Chief Executive Officer (“CEO”) and is our principal executive officer;

•	Robert W. Eddy, who serves as Executive Vice President and Chief Financial and Administrative Officer and is our principal financial officer;
•Lee Delaney, who serves as Executive Vice President, Chief Commercial Officer;
•Scott Kessler, who serves as Executive Vice President, Chief Information Officer; and
•Brian Poulliot, who serves as Executive Vice President, Chief Membership Officer.
Specifically, this section provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each compensation component that we provide. In addition, we explain how and why the Compensation Committee of our board of directors arrived at specific compensation policies and decisions involving our NEOs during fiscal year 2018.
Each of the key elements of our executive compensation program is discussed in more detail below. Our compensation programs are designed to be flexible and complementary and to collectively serve the principles and objectives of our compensation and benefits program.
Executive Compensation Philosophy and Objectives
Our executive team is critical to our success and to building value for our stockholders. The principles and objectives of our compensation and benefits programs for our executive officers are to:

•	attract, engage and retain to work for us the best executives, with experience and managerial talent enabling us to be an employer of choice in highly-competitive and dynamic industries;

•	align compensation with our corporate strategies, business and financial objectives and the long-term interests of our stockholders;

•	motivate and reward executives whose knowledge, skills and performance ensure our continued success; and

•	ensure that our total compensation is fair, reasonable and competitive.

Roles of Our Compensation Committee and Chief Executive Officer in Compensation Decisions
Historically, the initial compensation arrangements with our executive officers, including the NEOs, were determined in arm’s-length negotiations with each individual executive. Typically, our CEO was responsible for negotiating these arrangements, except with respect to his own compensation, with the oversight and final approval of the Compensation Committee. These compensation arrangements were influenced by a variety of factors, including, but not limited to:
•our financial condition and available resources;
•our view of the strategic importance of the position to be filled;

•
our evaluation of the competitive market based on the experience of the members of the Compensation Committee with other companies and market information we may receive from executive search firms retained by us;

•the length of service of an individual; and
•the compensation levels of our other executive officers, each as of the time of the applicable compensation decision.
Following the completion of these initial arrangements, our CEO (except as to his own compensation) and the Compensation Committee were responsible for overseeing our executive compensation program, as well as periodically reviewing, determining and approving the ongoing compensation arrangements for our executive officers, including the other NEOs.
Engagement of Compensation Consultant
The Compensation Committee is authorized to retain the services of one or more executive compensation advisors, in its discretion, to assist with the establishment and review of our compensation programs and related policies. In connection with the preparation of the IPO, the Compensation Committee initially engaged Exequity, LLP (“Exequity”), an independent national compensation consulting firm, to provide executive compensation advisory services, help evaluate our compensation philosophy and objectives and provide guidance in administering our compensation program. The Compensation Committee has continued to engage Exequity following the IPO to provide these services. Exequity does not provide any services to us other than the services provided to the Compensation Committee. The Compensation Committee believes that Exequity does not have any conflicts of interest in advising the Compensation Committee under applicable SEC or NYSE rules.
Compensation Components
We design the principal components of our executive compensation program to fulfill one or more of the principles and objectives described above. Compensation of our NEOs includes each of the following key elements:
•base salary;
•annual Company performance-based cash compensation; and
•long-term equity incentive compensation.
Each of these elements fulfills one or more of the principles and objectives noted above. We view each component of our executive compensation program as related but distinct, and we also regularly reassess the total compensation of our executive officers to ensure that our overall compensation objectives are met. In addition, we have determined the appropriate level for each compensation component based on our understanding of the competitive market-based on the experience of members of the Compensation Committee, advice and information provided by Exequity, our recruiting and retention goals, our view of internal equity and consistency, the length of service of our executive officers, our overall performance, and other considerations the Compensation Committee considers relevant.

We offer cash compensation, in the form of base salaries, annual Company performance-based bonuses and, as circumstances warrant, discretionary individual performance-based bonuses, that we believe appropriately rewards our executive officers for their contributions to our business. When making awards, the Compensation Committee considers the Company’s financial and operational performance. A key component of our executive compensation program, however, is long-term equity incentive awards. We emphasize the use of long-term equity to incent our executive officers to focus on the growth of our overall enterprise value and, correspondingly, the creation of value for our shareholders.
Except as described below, we have not adopted any formal or informal policy or guidelines for allocating compensation between currently-paid and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Each of the primary elements of our executive compensation program is discussed in more detail below. While we have identified particular compensation objectives that each element of executive compensation serves, our compensation programs are designed to be flexible and complementary and to collectively serve all of the executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation policy, each individual element, to a greater or lesser extent, serves each of our objectives.

Key Fiscal Year 2018 Compensation Decisions
As part of its annual compensation-setting process, the Compensation Committee generally meets in the first quarter of the year. Additionally, in April, May and June 2018, in connection with the IPO, the Compensation Committee, using information prepared by Exequity, reviewed and considered the pay level and mix of the Company’s NEOs against executives serving in similar capacities at other publicly-held retail companies with whom the Company may compete for talent. As a result of this, the Compensation Committee: (i) made several awards concurrent with the IPO in recognition of the Company’s performance leading up to the IPO, and (ii) made several adjustments to cash and equity compensation to reflect a compensation structure and level consistent with comparable public retail company pay practices. In particular, the Compensation Committee made the following key compensation decisions:

•	Increased the NEO base salaries as further described in “Base Salaries”;

•	Increased the NEO target percentage payout under our annual incentive plan as further described in “Annual Incentive Plan”; and

•	Awarded equity in the form of non-qualified stock options and restricted stock awards, each as further described in "Long-Term Equity Incentives".

Following is an overview of our Fiscal Year 2018 executive compensation program:

Compensation Element	Form	Objectives
Base Salary (Fixed, short-term)	Cash	Attract and retain high-quality executives to drive our success Align with external competitive level and maintain internal parity based on role, responsibility and experience
Annual Incentive Plan (At-risk, short-term)	Cash	Drive Company and business unit results Align actual pay-out based on achievement of Company financial performance goals
Long-term Incentive Awards (At-risk, medium to long-term)	Equity: Restricted Stock Awards and Non-qualified Stock Options
Drive Company performance; align interest of executives with those of stockholders; retain executives through vesting over multi-year periods

Vest RSAs ratably over three years

Vest non-qualified stock options ratably over three years, with a 10-year expiration from the date of grant

IPO Awards (At-risk, medium)	Equity: Restricted Stock Awards and Non-qualified Stock Options
Reward executives for Company performance leading up to the IPO

Vest RSAs 30 days from grant date, subject to non-compete restrictions

Vest non-qualified stock options over two years, front loaded (2/3 year one, 1/3 year two)

Assessing Competitive Practice Through Peer Group Comparisons
Executive Compensation Peer Group
To gain a general understanding of our current compensation practices, the Compensation Committee reviews the compensation of executives serving in similar positions at peer companies. The external market data reviewed for 2018 was provided by Exequity.
In initially setting the peer group, the Compensation Committee considered, at the recommendation of Exequity, industry, revenue, market capitalization, enterprise value, EBITDA and gross margin, among other factors for each company. The Company is positioned near the median of the peer group based on annual revenue and market capitalization.

Fiscal Year 2018 Executive Compensation Peer Group Companies
Company Name	GICS Industry
Bed Bath & Beyond	Home Furnishing Retail
Big Lots, Inc.	General Merchandise Stores
Burlington Stores, Inc.	Apparel Retail
Dick's Sporting Goods, Inc.	Specialty Stores
Dollar General Corporation	General Merchandise Stores
Dollar Tree, Inc.	General Merchandise Stores
Foot Locker, Inc.	Apparel Retail
Kohl's Corporation	Department Stores
The Michaels Companies, Inc.	Specialty Stores
PriceSmart, Inc.	Hypermarkets and Super Centers
Sprouts Farmers Market, Inc.	Food Retail
Target Corporation	General Merchandise Stores
The TJX Companies, Inc.	Apparel Retail
Williams-Sonoma, Inc.	Home Furnishing Retail
In fiscal year 2018, the Compensation Committee considered the pay practices and compensation levels of executives serving in similar positions at companies in our peer group when it determined the base salary adjustments, the change in the target payout levels under our annual incentive plan and the size and mix of equity awards granted, each as described below.
Base Salary
Annual base salaries compensate our executive officers for fulfilling the requirements of their respective positions and provide them with a level of cash income predictability and stability with respect to a portion of their total compensation. Generally, our NEOs’ initial base salaries were established through arms-length negotiation at the time the individual was hired, taking into account his or her qualifications, experience and prior salary level. Thereafter, the base salaries of our executive officers, including the NEOs, are reviewed periodically by the Compensation Committee and our CEO (except as to his own base salary), and adjustments are made as deemed appropriate. In connection with the IPO, the Compensation Committee approved base salary increases as part of the individual performance and salary review process for each of our NEOs.
We believe it is important to provide a competitive fixed level of pay to attract and retain experienced and successful executives. In determining the amount of base salary that each NEO receives, we look to the executive's current compensation, tenure, any change in the executive's position or responsibilities and the complexity and scope of the executive's position as compared to those of other executives within the Company and in similar positions at companies in our peer group. Base salaries are reviewed periodically by the Compensation Committee and may be adjusted from time to time pursuant to such review.

In fiscal year 2018, the Compensation Committee reviewed and increased the base salaries of the NEOs as follows: Mr. Baldwin to $1,300,000; Mr. Eddy to $725,000; Mr. Delaney to $750,000; Mr. Kessler to $500,000; and Mr. Poulliot to $450,000. Prior to this, our NEOs' base salaries reflected the Company's practices as a private company. In making the determination to increase the NEOs' 2018 base salaries, the Compensation Committee considered the level of base salaries of executives serving in similar roles and with comparable responsibilities at public companies within our peer group, as well as the positive relative to the median of his counterparts within the peer group companies. These base salaries became effective April 29, 2018.
In March 2019, the Compensation Committee approved Messrs. Baldwin, Eddy, Delaney, Kessler and Poulliot to receive increases to their base salaries, resulting in new base salaries of $1,350,000; $775,000, $800,000, $525,000 and $475,000, respectively, based on a benchmarking analysis provided by Exequity and reviewed by the Compensation Committee. The new base salaries will have an effective date of April 1, 2019. These increases were designed to maintain each NEO's base salary near the median of his or her counterparty within the peer group company's. No change to the Company's peer group was made from the preceding year.
Annual Incentive Plan
Our annual incentive plan rewards participants, including our NEOs, for their contributions towards specific annual financial goals. Each NEO's award opportunity under the annual cash incentive plan is based on a Company Adjusted EBITDA target. The Compensation Commitee establishes the Adjusted EBITDA target at or shortly after the beginning of the fiscal year.
We use "Adjusted EBITDA" to set our performance target under the Annual Incentive Plan, which we define as income from continuing operations before interest expense, net, provision (benefit) for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including compensatory payments related to options, stock-based compensation expense, preopening expenses, management fees, noncash rent, strategic consulting expenses, severance, asset retirement obligations and other adjustments. As Adjusted EBITDA is a non-GAAP financial measure, reconciliation is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures."
Each NEO's target annual cash incentive opportunity is expressed as a percentage of his or her base salary in effect at fiscal year-end and is based on peer group benchmark data and the scope of responsibility and impact the executive has on the Company's overall results. For fiscal year 2018, the Compensation Committee set the target payout levels as set forth in the table below. In fiscal year 2018 the Compensation Committee increased each of the NEO's target payout percentages for their fiscal year 2018 award to a level aimed to bring his or her potential total cash compensation approximately equal to the median of the annual total cash compensation paid to executives with similar roles and responsibilities at companies in our peer group.
The following table lists fiscal year 2018 target bonuses for our NEOs.

Named Executive Officer	Annual Incentive Plan Target Bonus (as a % of base salary)(1)
Christopher J. Baldwin	150%
Robert W. Eddy	100%
Lee Delaney	100%
Scott Kessler	70%
Brian Poulliot	70%

(1)	Fiscal year 2018 was 52 weeks long. Each executive’s target bonus was a percentage of their base salary as of February 2, 2019.

The Compensation Committee determined that the Adjusted EBITDA target with respect to fiscal year 2018 was exceeded and that the total bonus pool would correspondingly be increased by 1/3 the amount of Adjusted EBITDA achieved in excess of the Adjusted EBITDA target, which resulted in an achievement level of 113%. We determined that participants at the Senior Vice President level and up would not receive individual performance multipliers with respect to their award amounts, which resulted in a payment of 113% of their applicable target bonus to our NEOs for fiscal year 2018. Had the NEOs received individual performance multipliers, we believe they would have received bonuses equal to or in excess of 113% of their applicable target bonuses.

Equity Awards
We use non-qualified stock options as a key equity incentive vehicle to reward and retain our executive officers in a manner that best aligns their interests with the interests of our shareholders. We may also use restricted stock awards and other forms of equity incentives to motivate our executive officers and align their interests with the interests of our stockholders. Because our executive officers are able to benefit from non-qualified stock options only if the market price of our common stock increases relative to the option’s exercise price, we believe non-qualified stock options provide meaningful incentives to our executive officers to achieve increases in the value of our stock over time and are an effective tool for meeting our compensation goal of increasing long-term stockholder value by tying the value of the stock options to our future performance.

We currently sponsor the Fourth Amended and Restated 2011 Stock Option Plan of BJ's Wholesale Club Holdings, Inc. (the "2011 Plan"), the 2012 Director Stock Option Plan of BJ's Wholesale Club Holdings, Inc. (the "2012 Director Plan"), the 2018 Incentive Award Plan of BJ's Wholesale Club Holdings, Inc. (the "2018 Plan") and the Employee Stock Purchase Plan of BJ's Wholesale Club Holdings, Inc. (the "ESPP"). No further grants will be made under the 2011 Plan or the 2012 Director Plan, though existing awards remain outstanding. We adopted the 2018 Plan and the ESPP in connection with the IPO, and going forward, we may use stock options, restricted stock units, and other types of equity-based awards, as we deem appropriate, to offer our employees, including our NEOs, long-term equity incentives that align their interests with the long-term interests of our shareholders. The first offering period under the ESPP commenced on January 1, 2019.
Equity Award Decisions
Historically, when determining the amount and terms of equity compensation awards we considered, among other things, market information provided by Exequity, individual performance history, job scope, function, title, outstanding and unvested equity awards and comparable awards granted to other individuals at similar levels. The Compensation Committee has also drawn upon the experience of its members.
We granted equity awards to our NEOs in connection with the IPO during fiscal year 2018, as discussed below. Certain of these awards were considered one-time awards in recognition of the Company's performance leading up to the IPO (see "IPO Equity Awards" table below). The remaining awards were made to provide annual at-risk equity incentive compensation competitive with peer group companies (see "2018 Long-Term Equity Compensation Awards" tables below).
2018 Equity Compensation Awards

IPO Equity Awards
Name	Restricted Stock Awards (# of shares)	Stock Option Awards (# of shares)
Christopher J. Baldwin	1,416,450	—
Robert W. Eddy	87,500	262,500
Lee Delaney	93,751	281,253
Scott Kessler	65,625	65,625
Brian Poulliot	65,625	65,625

2018 Long-Term Equity Compensation Awards
Name	Restricted Stock Awards (# of shares)	Stock Option Awards (# of shares)
Christopher J. Baldwin	195,314	585,935
Robert W. Eddy	87,500	262,500
Lee Delaney	46,872	140,623
Scott Kessler	65,625	65,625
Brian Poulliot	65,625	65,625
Please see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table-Current Employment Arrangements” for further information on the equity awards granted to our NEOs in connection with the IPO and “2018 Incentive Plan” for further information on the equity awards granted in 2018.

Other Compensation Components
401(k) Plan
We have established a 401(k) retirement savings plan for our employees, including the NEOs, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to reduce their current compensation by up to the prescribed annual limit, and contribute these amounts to the 401(k) plan. This plan provides for Company matching contributions of 50% of the first 6% of an employee’s covered compensation.
Nonqualified Deferred Compensation Plan
We also have established an executive retirement plan (the “Executive Retirement Plan”), a nonqualified deferred compensation plan, for certain key employees. Under this plan, we fund annual retirement contributions of the designated participant’s base salary into contribution accounts, in which participants become vested after four fiscal years of service. The Compensation Committee has discretion to choose the percentage of contributions made; however, such amount must be at least equal to 3% of the participant’s base salary. The participants under this plan also receive a tax gross-up for the Company’s contributions. Please see “Nonqualified Deferred Compensation Table” for further information on this plan.

Employee Benefits and Perquisites
Additional benefits received by our employees, including the NEOs, include medical and dental benefits, flexible spending accounts, short-term and long-term disability insurance and accidental death and dismemberment insurance. We also provide basic life insurance coverage to our employees, as well as executive life insurance to certain key executives, including our NEOs. Certain of our NEOs also receive a car allowance, and we reimburse certain financial counseling and estate planning expenses for certain executives, including our NEOs.
We design our employee benefits programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices in the competitive market.
We do not view perquisites or other personal benefits as a significant component of our executive compensation program. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment, motivation or retention purposes. All future practices with respect to perquisites or other personal benefits for our NEOs will be approved and subject to periodic review by the Compensation Committee. We do not expect these perquisites to be a significant component of our compensation program.
Severance and Change in Control Benefits
We have entered into employment agreements with our NEOs, each of which has its own terms. The material elements of these employment agreements are summarized below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table-Current Employment Agreements” and “-Potential Payments Upon Termination or Change in Control.”
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code
Generally, Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, disallows a tax deduction to any publicly held corporation for any individual remuneration in excess of $1 million paid in any taxable year to certain “covered employees.” We expect to be eligible for transition relief from the Section 162(m) deduction limitation that should generally extend until our first shareholders meeting at which directors are elected in 2022.

To the extent that this transition relief expires or is otherwise unavailable, we expect that the Compensation Committee will consider the potential future effects of Section 162(m) on the deductibility of executive compensation paid to our NEOs. As such, in approving the amount and form of compensation for our NEOs in the future, the Compensation Committee will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m). In appropriate circumstances, however, the Compensation Committee may implement programs that recognize a full range of criteria important to our success and to ensure that our executive officers are compensated in a manner consistent with our best interests and those of our stockholders, even where the compensation paid under such programs may not be deductible under Section 162(m) of the Code.

Section 280G of the Internal Revenue Code
Section 280G of the Internal Revenue Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies which undergo a change in control. In addition, Section 4999 of the Internal Revenue Code imposes a 20% penalty on the individual receiving the excess payment. Parachute payments are compensation that is linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G based on the executive’s prior compensation. In approving the compensation arrangements for our NEOs in the future, the Compensation Committee will consider all elements of the cost to the Company of providing such compensation, including the potential impact of Section 280G. However, the Compensation Committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G and the imposition of excise taxes under Section 4999 when it believes that such arrangements are appropriate to attract and retain executive talent.
Section 409A of the Internal Revenue Code
Section 409A of the Internal Revenue Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our NEOs, so that they are either exempt from, or satisfy the requirements of, Section 409A.
Accounting for Stock-Based Compensation
We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718 (formerly known as FASB No. 123(R)), or ASC Topic 718, for our stock-based compensation awards. ASC Topic 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of stock options, restricted stock, restricted stock units and other equity-based awards under our equity incentive award plans will be accounted for under ASC Topic 718. The Compensation Committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Compensation Committee Interlocks and Insider Participation
During fiscal year 2018, the members of the Compensation Committee (or other committee performing equivalent functions) were Messrs. Baldwin, Breitner, Seiffer and Steele. Christopher J. Baldwin serves as our Chairman, President and Chief Executive Officer, Jonathan A. Seiffer is Senior Partner at Leonard Green and Cameron Breither is Partner at CVC. We are party to certain transactions with our Sponsors and affiliates thereof described in Part III. "Item 13. Certain Relationships and Related Transactions, and Director Independence."
During fiscal year 2018, none of our executive officers served as a member of the Board of Directors or Compensation Committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Compensation Tables

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for fiscal years 2018 and 2017, as applicable:

Name and Principal Position	Fiscal Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(3)	Non-Equity Incentive Plan Compensation (4)(5)	All Other Compensation (6)	Total
Christopher J. Baldwin	2018	$1,230,769	$—	$35,458,808	$3,134,752	$2,203,500	$28,935	$42,056,764
Chairman, President & Chief Executive Officer	2017	1,019,231	—	—	—	1,129,308	9,266,311	11,414,850
Robert W. Eddy	2018	686,923	—	3,850,000	2,774,625	819,250	100,996	8,231,794
Executive Vice President and Chief Financial and Administrative Officer	2017	566,443	303,160	—	—	376,571	7,255,519	8,501,693
Lee Delaney	2018	722,308	—	3,093,706	2,220,474	847,500	13,492	6,897,480
Executive Vice President, Chief Commercial Officer	2017	636,923	340,881	—	—	423,427	4,697,957	6,099,188
Scott Kessler	2018	490,385	—	2,887,500	693,656	395,500	3,746	4,470,787
Executive Vice President, Chief Information Officer
Brian Poulliot	2018	436,154	—	2,887,500	693,656	355,950	65,055	4,438,315
Executive Vice President, Chief Membership Officer	2017	394,904	211,353	—	—	262,532	3,212,737	4,081,526

(1)	This amount reflects salary earned during the fiscal year, including any salary adjustments made during the fiscal year.

(2)	This amount reflects one-time discretionary cash bonuses paid for extraordinary service in fiscal year 2017.

(3)
Amounts set forth in the Stock Awards and Option Awards columns represent the aggregate grant date fair value of awards granted in fiscal year 2018 computed in accordance with ASC Topic 718. Please see “Accounting for Stock-Based Compensation” for further information.

(4)	This amount reflects payments pursuant to our Annual Incentive Plan. Please see “Annual Company Performance-Based Cash Bonuses and One-Time Cash Bonuses” for further information on these bonuses.

(5)	The amounts to be paid pursuant to our Annual Incentive Plan with respect to fiscal year 2018 were determined in March 2019 and will be paid on March 22, 2019.

(6)	All Other Compensation for fiscal year 2018 includes:

Name	Executive Retirement Plan Company Contributions(a)	Tax Gross Ups(b)	Car Allowance	Employer 401(k) Matching Contributions(c)	Financial Planning	Other(d)	Total
Christopher J. Baldwin	$—	$—	$—	$9,250	$3,875	$15,810	$28,935
Robert W. Eddy	35,408	26,712	15,374	9,250	10,000	4,252	100,996
Lee Delaney	—	—	—	8,250	3,000	2,242	13,492
Scott Kessler	—	—	—	236	1,245	2,265	3,746
Brian Poulliot	22,482	16,960	15,374	8,250	—	1,989	65,055

(a)
We contribute to the Executive Retirement Plan for certain of our NEOs. This amount reflects the company contributions to the Executive Retirement Plan. Under this plan, we fund annual retirement contributions of a certain percentage of the designated participant’s base salary into contribution accounts, in which participants become vested after four fiscal years of service.

(b)	Amounts reflect tax gross-ups provided under our Executive Retirement Plan.

(c)
Our 401(k) plan provides for Company matching contributions of 50% of the first 6% of an employee’s covered compensation. Company matching contributions vest ratably over an employee’s first four years of employment.

(d)
Amount includes (i) executive life insurance contributions of $7,369 for Mr. Baldwin, $4,102 for Mr. Eddy, $2,092 for Mr. Delaney, $2,116 for Mr. Kessler, and $1,838 for Mr. Poulliot, and (ii) legal services in an amount equal to $8,292 for Mr. Baldwin.

Grants of Plan-Based Awards in Fiscal Year 2018
The following table sets forth information regarding grants of plan-based awards made to our NEOs during fiscal year 2018:

		Estimated future payouts under non-equity incentive plan awards			All other stock awards: Number of shares of stock or units		All other option awards: Number of securities underlying options(2)		Exercise or base price of option awards ($/SH)	Grant date fair value of stock and option awards(3)
Name	Grant date	Threshold	Target	Maximum
Christopher J. Baldwin		$—	$1,950,000	$3,900,000
	6/28/2018				1,416,450	(1)				$31,161,900
	6/28/2018				195,314					4,296,908
	6/27/2018						585,935		17.00	3,134,752
Robert W. Eddy		—	725,000	1,450,000
	6/28/2018				87,500	(1)				1,925,000
	6/28/2018				87,500					1,925,000
	6/27/2018						262,500	(2)	17.00	1,370,250
	6/27/2018						262,500		17.00	1,404,375
Lee Delaney		—	750,000	1,500,000
	6/28/2018				93,751	(1)				2,062,522
	6/28/2018				46,872					1,031,184
	6/27/2018						281,253	(2)	17.00	1,468,141
	6/27/2018						140,623		17.00	752,333
Scott Kessler		—	350,000	700,000
	6/28/2018				65,625	(1)				1,443,750
	6/28/2018				65,625					1,443,750
	6/27/2018						65,625	(2)	17.00	342,563
	6/27/2018						65,625		17.00	351,094
Brian Poulliot		—	315,000	630,000
	6/28/2018				65,625	(1)				1,443,750
	6/28/2018				65,625					1,443,750
	6/27/2018						65,625	(2)	17.00	342,563
	6/27/2018						65,625		17.00	351,094

(1)	Represents restricted stock awards granted in connection with the IPO. See 2018 Equity Compensation Awards tables above.

(2)	Represents stock option awards granted in connection with the IPO. See 2018 Equity Compensation Awards tables above.

(3)
Amounts represent the grant date fair value of each award granted in fiscal year 2018 computed in accordance with ASC Topic 718. Please see “Accounting for Stock-Based Compensation” for further information.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Current Employment Arrangements
We have entered into employment agreements with certain of our NEOs. The principal elements of these employment agreements are summarized below.

Christopher J. Baldwin
On September 1, 2015, BJ’s Wholesale Club, Inc. and Beacon Holding Inc. entered into an employment agreement with Mr. Baldwin, which was later amended on February 1, 2016 (the “CEO Employment Agreement”), pursuant to which Mr. Baldwin is employed as the Company’s President and Chief Executive Officer. Pursuant to the CEO Employment Agreement, Mr. Baldwin is entitled to a base salary of $1,000,000 per year, subject to periodic increase from time to time as determined by the board of directors of the Company in its sole discretion, and an annual performance-based cash bonus with a target bonus opportunity equal to 100% of his annual base salary, payable based on goals established by the board of directors in its sole discretion. In connection with his transition to the role of Chief Executive Officer, Mr. Baldwin relocated to the Boston metropolitan area, and the Company agreed to pay him a relocation stipend equal to $125,000, net after applicable taxes, and reimbursed Mr. Baldwin up to $25,000 for reasonable expenses associated with Mr. Baldwin’s relocation. Pursuant to the CEO Employment Agreement, Mr. Baldwin is also subject to 12-month post-termination non-competition and non-solicitation covenants, as well as a perpetual confidentiality covenant.
Pursuant to the terms of the CEO Employment Agreement, the Company has certain obligations that become due in the event of termination. If Mr. Baldwin’s employment is terminated by the Company without Cause (as described below) or by Mr. Baldwin for Good Reason (as described below), then in addition to any accrued amounts, subject to Mr. Baldwin entering into a binding and irrevocable release of claims, Mr. Baldwin is eligible to receive (i) an amount equal to the sum of (a) his base salary for a period of 12 months after termination and (b) his target annual cash bonus, payable in substantially equal installments in such manner and at such times as the Executive’s base salary was being paid immediately prior to such termination (or if such termination occurs upon or following the occurrence of a change in control, such amount will be paid in a single lump sum); (ii) an amount equal to the difference between Mr. Baldwin’s actual Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) premium costs and the amount Mr. Baldwin would have paid had he continued coverage as an employee under the Company’s applicable health plans for up to twelve months, (iii) if such termination occurs on or after July 1st of a fiscal year, a pro rata portion of the annual cash bonus to which Mr. Baldwin would have been entitled had he remained employed by the Company until the end of the fiscal year, and (iv) any other payments or benefits arising from Mr. Baldwin’s participation in other Company plans to the extent such plans provide for post-termination employment benefits.
Upon a termination due to death or disability, in addition to the accrued amounts, Mr. Baldwin is eligible to receive, subject to the execution of a release of claims, (i) the annual cash bonus he would have been entitled to receive had he remained employed until the end of the fiscal year (prorated for the period of active employment during the fiscal year), and (ii) any other payments or benefits arising from Mr. Baldwin’s participation in other Company plans to the extent such plans provide for post-termination employment benefits.
“Cause” refers to the Company’s termination of Mr. Baldwin’s employment because he has: (i) refused or willfully failed to devote his full normal working time, skills, knowledge, and abilities to the business of the Company and in promotion of its interests or he has failed to fulfill directives of the boards of the Company, (ii) engaged in activities involving dishonesty, willful misconduct, willful violation of any law, rule, regulation or material policy of the Company or breach of fiduciary duty, (iii) committed larceny, embezzlement, conversion or any other act involving the misappropriation of the Company’s funds or property, (iv) been convicted of any crime which reasonably could affect in an adverse manner the reputation of the Company or his ability to perform his duties hereunder, (v) been grossly negligent in the performance of his duties, or (vi) materially breached the employment agreement.
“Good Reason” means the occurrence, without Mr. Baldwin’s prior written consent, of any of: (i) any material adverse change by the Company in Mr. Baldwin’s title, duties, responsibilities (including reporting responsibilities) or authority; (ii) Mr. Baldwin being required to relocate to a principal place of employment more than 50 miles from Mr. Baldwin’s principal place of employment with the Company on the effective date of the CEO Employment Agreement (other than any relocation to the Boston metropolitan area); (iii) the failure by the Company to reelect Mr. Baldwin as a member of the board of directors or the removal of Mr. Baldwin therefrom; (iv) the failure of the Company to obtain a satisfactory agreement from any successor to all or substantially all of the assets or business of the Company to assume and agree to perform the CEO Employment Agreement; or (v) a material breach by the Company or one of its subsidiaries of the CEO Employment Agreement or any other agreement between Mr. Baldwin and either of the Company or one of its subsidiaries entered into in connection with the CEO Employment Agreement; provided, that, within 30 days after the occurrence of a Good Reason event, Mr. Baldwin must provide the Company notice of his intent to resign for Good Reason and the basis therefore and allow the Company 30 days to cure the circumstances (if curable), and his employment will terminate within 60 days following the expiration of the cure period.

CEO IPO Equity Award
In connection with the IPO, the Company entered into a letter agreement with Mr. Baldwin, dated as of March 27, 2018, as amended from time to time, pursuant to which the Company agreed to grant to Mr. Baldwin an award of 1,416,450 restricted shares of our common stock (the “Restricted Shares”), subject to the completion of the IPO. The Restricted Shares were granted on the completion of the IPO and are subject to the terms and conditions of the 2018 Plan (as described below) and a restricted stock agreement entered into between the Company and Mr. Baldwin. The Restricted Shares became fully vested on the 30th day following the IPO. The vested Restricted Shares (net of any shares surrendered to pay withholding taxes) continue to be subject to transfer restrictions and are subject to forfeiture for no consideration if Mr. Baldwin is terminated by us for cause or if he breaches his post-employment non-compete covenant with us. So long as Mr. Baldwin is not terminated by us for cause and he does not breach his post-employment non-compete covenant with us, the transfer and forfeiture non-compete restrictions on these Restricted Shares will lapse in equal installments commencing on the last day of each calendar month ending during the period commencing on the date of grant and ending on September 30, 2020 (regardless of whether Mr. Baldwin is employed by us on the applicable transfer lapse dates).
Mr. Baldwin elected to satisfy withholding tax obligations due upon vesting of the Restricted Shares by having the Company withhold a net number of shares subject to the Restricted Share award with a fair market value equal to the maximum statutory withholding tax obligations. In addition, pursuant to the restricted stock agreement, Mr. Baldwin agreed to comply with one-year post-termination non-competition and non-solicitation covenants, as well as perpetual confidentiality and non-disparagement covenants.
Robert Eddy, Lee Delaney, Scott Kessler and Brian Poulliot
BJ’s Wholesale Club, Inc. has entered into employment agreements with each of Mr. Eddy, dated as of January 30, 2011; Mr. Delaney, dated as of May 9, 2016; Mr. Kessler, dated as of May 30, 2017; and Mr. Poulliot, dated as of October 16, 2011. Pursuant to such agreements, Mr. Eddy serves as Executive Vice President, Chief Financial and Administrative Officer, Mr. Delaney serves as Executive Vice President, Chief Commercial Officer, Mr. Kessler serves as Executive Vice President, Chief Information Officer and Mr. Poulliot serves as Executive Vice President, Chief Membership Officer. The initial term of Mr. Eddy’s employment agreement was for a period of five years, ending on January 30, 2016, after which he was to remain employed by the Company subject to the termination provisions of his agreement; none of Messrs. Delaney’s, Kessler’s, or Poulliot’s employment agreements specified a term of employment. The annual base salaries initially established in their respective employment agreements for Messrs. Eddy, Delaney, Kessler and Poulliot were $560,000, $630,000, $450,000 and $390,000 respectively. Each of the executives is also subject to 24-month post-termination non-competition and non-solicitation covenants, as well as a perpetual confidentiality covenant.
Pursuant to each employment agreement, the Company has certain obligations that become due in the event of termination. If any of the executives are terminated by the Company without Cause (as described below), then in addition to any accrued amounts, subject to the executive entering into a binding and irrevocable release of claims, each executive is eligible to receive (i) a continuation of his base salary for a period of 24 months after termination, (ii) an amount equal to the difference between the executive’s actual COBRA premium costs and the amount the executive would have paid had he continued coverage as an employee under the Company’s applicable health plans for up to 24 months, (iii) a pro rata portion of any amounts the executive would have been entitled to receive under the Company’s annual incentive compensation plan had he remained employed by the Company until the end of the fiscal year during which termination occurred and (iv) any other payments or benefits arising from the executive’s participation in other Company plans to the extent such plans provide for post-termination employment benefits.
Upon a termination due to death or disability, in addition to the accrued amounts, subject to the execution of a release of claims, each of the executives is eligible to receive (i) the annual cash bonus the executive would have been entitled to receive had he remained employed until the end of the fiscal year (prorated for the period of active employment during the fiscal year), and (ii) any other payments or benefits arising from the executive’s participation in other Company plans to the extent such plans provide for post-termination employment benefits.
As used in each such employment agreement, “Cause” has substantially the same meaning as used in the CEO Employment Agreement.

Outstanding Equity Awards as of February 2, 2019
The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer for fiscal year 2018:

	Options Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(9)
Christopher J. Baldwin	09/08/2015(1)	157,500	—	—	$5.72	09/08/2025	06/28/2018(7)	195,314	$5,169,962
	03/24/2016(2)	504,250	—	163,338	5.72	03/24/2026
	06/27/2018(7)	—	585,935	—	17.00	06/27/2028
Robert W. Eddy	09/30/2011(3)	261,367	—	—	1.79	09/30/2021	06/28/2018(7)	87,500	$2,316,125
	09/20/2016(4)	224,000	—	56,000	5.72	09/20/2026
	06/27/2018(7)	—	262,500	—	17.00	06/27/2028
	06/27/2018(8)	262,500		—	17.00	06/27/2028
Lee Delaney	05/09/2016(5)	171,502	105,000	70,000	5.72	05/09/2026	06/28/2018(7)	46,872	$1,240,702
	09/20/2016(4)	112,000	—	28,000	5.72	09/20/2026
	06/27/2018(7)	—	140,623	—	17.00	06/27/2028
	06/27/2018(8)	281,253	—	—	17.00	06/27/2028
Scott Kessler	06/05/2017(6)	113,314	—		7.00	06/05/2027	06/28/2018(7)	65,625	$1,737,094
	06/27/2018(7)	—	65,625	—	17.00	06/27/2028
	06/27/2018(8)	65,625	—	—	17.00	06/27/2028
Brian Poulliot	09/26/2012(3)	98,275	—		4.26	09/26/2022	06/28/2018(7)	65,625	$1,737,094
	09/20/2016(4)	65,800	—	16,450	5.72	09/20/2026
	12/05/2016(4)	128,000	—	42,000	7.00	12/05/2026
	06/27/2018(7)	—	65,625	—	17.00	06/27/2028
	06/27/2018(8)	65,625	—	—	17.00	06/27/2028

(1)
10% of the option vested on December 31, 2015, 30% of the option vested on December 31, 2016, 30% of the option vested on December 31, 2017 and the remaining portion of the option vested on December 31, 2018. Such option is now fully vested.

(2)
30% of the option is time-vesting and the remaining 70% of the option is performance-vesting. The time-vesting portion of the option vests as follows: 1/7th of the time-vesting option vested on July 1, 2016 and the remaining 6/7ths of the time-vesting option vested in equal ratable installments on the last calendar day of each month from July 2016 to December 2018. The performance-vesting portion of the option vests in three equal ratable installments upon the determination of EBITDA for fiscal year 2016, 2017 and 2018, respectively based on achievement of specified EBITDA targets. The fiscal year 2016 installment vested, the fiscal year 2017 installment vested and, following the end of fiscal year 2018, the fiscal year 2018 installment vested.

(3)
60% of the option vested in five equal installments on each of the first five anniversaries of September 30, 2011, subject to the executive’s continued employment by us. The remaining 40% of the option was scheduled to vest on or within 120 days following January 31 of each fiscal year 2012 through 2016, if the EBITDA as of such January 31 equaled or exceeded a specified EBITDA target. Such option is now fully vested.

(4)
60% of the option is time-vesting and the remaining 40% of the option is performance-vesting. 30% of the option vested on September 30, 2017 (December 5, 2017 for Mr. Poulliot’s December 2016 grant), and 30% of the option vested on September 30, 2018 (December 5, 2018 for Mr. Poulliot’s December 2016 grant). 20% of the option vested following the end of the 2017 fiscal year because of the Company’s achievement of its EBITDA target for fiscal year 2017. The remaining 20% of the option vested upon the achievement of a specified EBITDA target for fiscal year 2018. Please see “Long-Term Equity Incentives” for further information on acceleration provisions for these option grants.

(5)
60% of the option is time-vesting and the remaining 40% of the option is performance-vesting. One-third of the time-vesting portion of the option vests on May 9th of each year from 2017 through 2019, subject to the executive’s continued employment by us. Two-thirds of the time-vesting portion of the option has now vested. One-third of the performance-vesting portion of the option vests on or within 120 days following the last day of each of the fiscal years 2016 through 2018 if the EBITDA for such fiscal year equals or exceeds the EBITDA target for such year. The fiscal year 2016 installment vested and following the end of fiscal year 2017, the fiscal year 2017 installment vested. Upon a termination of employment by the Company without Cause or the executive for Good Reason, or due to the executive’s death or disability, in each case, during the three-month period immediately prior to any May 9th on which a time-vesting installment is eligible to vest, a pro-rated percentage of the option will vest. Please see “Long-Term Equity Incentives” for further information on acceleration provisions for these option grants.

(6)	The option vested in monthly installments from June 2017 to May 2018 and is now fully vested.

(7)	The option and restricted stock grants vest in three equal ratable installments on each of the first three anniversaries of the grant date, subject to the executive’s continued employment with us.

(8)
The option vested on July 27, 2018 but is subject to transferability restrictions that lapse as follows: two-thirds on the first anniversary of the grant and one third on the second anniversary of the grant.

(9)	Market values reflect the closing price of our common stock on the NYSE on February 1, 2019 (the last business day of fiscal year 2018), which was $26.47.

Fiscal Year 2018 Option Exercises and Stock Vested
The following table summarizes stock option exercises by and vesting of stock applicable to our NEOs during fiscal year 2018:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting(2)	Value Realized on Vesting
Christopher J. Baldwin	399,912	$7,836,266	1,416,450	$31,161,900
Robert W. Eddy	286,943	6,731,991	87,500	1,925,000
Lee Delaney	178,498	3,457,506	93,751	2,062,522
Scott Kessler	61,686	1,115,900	65,625	1,443,750
Brian Poulliot	150,605	3,088,426	65,625	1,443,750

(1)	Represents the difference between the closing stock price on the NYSE on the day preceding the exercise date and the option exercise price multiplied by the number of shares acquired on exercise.

(2)	Includes shares withheld to pay taxes on the restricted stock grant.
Nonqualified Deferred Compensation
The following table provides information regarding our Executive Retirement Plan for fiscal year 2018:

Name	Executive contributions in the last fiscal year	Company contributions in last fiscal year(1)		Aggregate earnings in last fiscal year	Aggregate withdrawals/distributions	Aggregate balance at last fiscal year end
Christopher J. Baldwin	$—	$63,442	(2)	$(816)	$—	$118,510
Robert W. Eddy	—	35,408		1,835	—	355,065
Lee Delaney	—	37,23	(2)	(518)	—	54,334
Scott Kessler	—	25,278	(2)	(621)	—	15,310
Brian Poulliot	—	22,482		(549)	—	129,697

(1)	Company contributions in the last fiscal year are also reflected in the Summary Compensation Table.

(2)
Messrs. Baldwin, Delaney and Kessler have not yet accrued four years of credited service. However, we have elected to make Annual Retirement Contributions on behalf of Messrs. Baldwin, Delaney and Kessler. If Messrs. Baldwin, Delaney and Kessler terminate employment prior to achieving four years of credited service, such officer will forfeit all Company contributions previously made on his behalf under the plan. Because these amounts have not yet vested and are subject to forfeiture if employment for any one of Messrs. Baldwin, Delaney and Kessler is terminated prior to achieving four years of credited service, the amounts have not been included as compensation in our current Summary Compensation Table. We expect that in the year Messrs. Baldwin, Delaney and Kessler, as applicable, achieves four years of credited service, all Company contributions to date under the Executive Retirement Plan and all related tax gross-ups will be included in the Summary Compensation Table for such year. For further information, please see “Non-Qualified Executive Retirement Plan.”

Non-Qualified Executive Retirement Plan
We maintain a non-qualified executive retirement plan in which a select group of our management and highly compensated employees are eligible to participate. Participants are selected by the Compensation Committee and are entitled to company contributions within 60 days of fiscal year end under the plan (the “Annual Retirement Contribution”) if they are actively employed by the Company on the last day of a plan year or if they are terminated prior to the end of the plan year due to (i) retirement on or after the attainment of age 55 or (ii) disability. Each year the Company makes an Annual Retirement Contribution to each participant under this plan with at least four years of credited service in an amount equal to at least 3% of the participant’s after tax base salary earned for such year. Annual Retirement Contributions to participants with at least four years of service are considered taxable income to the participants, and we make an additional tax gross-up contribution to each of these participants each year. For participants with less than four years of service by the end of the applicable plan year, the participant will accrue the right to an Annual Retirement Contribution each year, and, subject to continued employment, in the plan year in which the participant is first credited with four years of service, the Company will make an aggregate retirement contribution on behalf of the participant equal to the amount of the Annual Retirement Contribution for the applicable plan year and the previous three plan years (along with a tax gross-up contribution). Notwithstanding the foregoing, we have elected to make Annual Retirement Contributions on behalf of Messrs. Baldwin, Delaney and Kessler, though they have not yet achieved four years of credited service. If the employment of Messrs. Baldwin, Delaney or Kessler is terminated prior to achieving four years of credited service, such officer will forfeit any Company contributions made under the plan. No tax gross up payments will be made to each of Messrs. Baldwin, Delaney and Kessler when each achieves four years of credited service. Tax gross up payments will be made to each of Messrs. Baldwin, Delaney and Kessler when each achieves four years of credited service. Upon a change of control, each participant with less than four years of credited service will become fully vested in any benefit accrued under the plan, and each participant will receive an Annual Retirement Contribution for the year in which the change of control occurs.
Participants generally may elect to invest their balance under the Executive Retirement Plan in a variety of different tax-deferred investment vehicles. However, the Company selects the investments with respect to Annual Retirement Contributions made on behalf of Messrs. Baldwin, Delaney and Kessler since they have not yet achieved four years of credited service.
Potential Payments Upon Termination or Change in Control
As discussed above, we have entered into employment agreements and option agreements with our NEOs, which provide for certain payments upon a qualifying termination of employment or a change in control.

Summary of Potential Payments Upon a Termination or Change in Control
The following table summarizes the payments that would be made to our NEOs upon the occurrence of a qualifying termination of employment or change in control, assuming that each named executive officer’s termination of employment with the Company or a change in control occurred on February 1, 2019. Amounts shown do not include (i) accrued but unpaid salary through the date of termination, and (ii) other benefits earned or accrued by the named executive officer during his or her employment that are available to all salaried employees, such as accrued vacation.

Name	Benefit	Termination without Cause	Termination due to death or Disability	Change in Control	Qualifying Termination without cause in connection with a Change in Control
Christopher J. Baldwin	Severance Benefit(1)	$3,250,000	$—	$—	$2,600,000
	Continuation of Health Benefits(2)	35,451	—	—	35,451
	Value of Accelerated Stock Options(3)	—	—	3,389,264	14,108,030
	Annual Bonus(4)	—	1,950,000	—	—
	Other(7)	—	—	—	364,213
Robert W. Eddy	Severance Benefit(5)	1,450,000	—	—	1,450,000
	Continuation of Health Benefits(6)	35,451	—	—	35,451
	Value of Accelerated Stock Options(3)	—	—	1,162,000	5,964,000
	Annual Bonus(4)	725,000	725,000	—	—
	Other(7)	—	—	—	65,563
Lee Delaney	Severance Benefit(5)	1,500,000	—	—	1,500,000
	Continuation of Health Benefits(6)	33,103	—	—	33,103
	Value of Accelerated Stock Options(3)	—	—	4,212,250	6,784,652
	Annual Bonus(4)	750,000	750,000	—	—
	Other(7)	—	—	—	191,720
Scott Kessler	Severance Benefit(5)	1,000,000	—	—	1,000,000
	Continuation of Health Benefits(6)	34,302	—	—	34,302
	Value of Accelerated Stock Options(3)	—	—	—	2,358,563
	Annual Bonus(4)	350,000	350,000	—	—
	Other(7)	—	—	—	95,955
Brian Poulliot	Severance Benefit(5)	900,000	—	—	900,000
	Continuation of Health Benefits(6)	35,451	—	—	35,451
	Value of Accelerated Stock Options(3)	—	—	1,159,078	3,517,640
	Annual Bonus(4)	315,000	315,000	—	—
	Other(7)	—	—	—	40,695

(1)
Such amount includes twelve months’ base salary and the executive’s target annual cash bonus, payable in substantially equal installments for twelve months after termination and in a single lump sum in respect of a qualifying termination occurring on or following a change in control. This amount is also payable upon a termination by Mr. Baldwin for Good Reason.

(2)
Such amount includes the difference between the executive’s actual COBRA premium costs and the amount the executive would have paid had he continued coverage as an employee under the Company’s applicable health plans for twelve months. This amount is also payable upon a termination by Mr. Baldwin for Good Reason.

(3)
Includes options and shares of restricted stock. The value of unvested options was calculated by multiplying the number of shares underlying unvested options by $26.47, the closing price of our common stock on the NYSE on February 1, 2019 (the last trading day prior to February 2, 2019), and then deducting the aggregate exercise price for the options. The value of unvested shares of restricted stock was calculated by multiplying the number of shares of unvested restricted stock by $26.47. Please see “Long-Term Equity Incentives” for further information on the accelerated vesting provisions of our option grants.

(4)
This amount reflects a pro rata portion of the annual cash bonus to which the executive would have been entitled had he remained employed by the Company until the end of the fiscal year. This amount is also payable upon a termination of Mr. Baldwin for Good Reason.

(5)	Such amount includes 24 months’ base salary, payable in substantially equal installments for 24 months after termination.

(6)
Such amount includes the difference between the executive’s actual COBRA premium costs and the amount the executive would have paid had he continued coverage as an employee under the Company’s applicable health plans for twenty-four months.

(7)
This amount reflects the value of the Annual Retirement Contribution under the executive retirement plan for each of the NEOs except for Messrs. Baldwin, Delaney and Kessler. For Mr. Baldwin the amount reflects the value of the Annual Retirement Contribution and accelerated vesting under the executive retirement plan ($359,711) and the value of accelerated vesting under the 401(k) plan ($4,502). For Mr. Delaney the amount reflects the value of the Annual Retirement Contribution and the accelerated vesting under the executive retirement plan ($187,794) and the value of accelerated vesting under the 401(k) plan ($3,927). For Mr. Kessler the amount reflects the value of the Annual Retirement Contribution and accelerated vesting under the executive retirement plan ($95,784) and the value of accelerated vesting under the 401(k) plan ($171). Please see “Non-Qualified Executive Retirement Plan” for further information on the Annual Retirement Contributions.

Director Compensation
The following table sets forth information concerning the compensation of our non-employee directors during fiscal year 2018:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)(6)	Total
Cameron Breitner	$—	$—	$—
Nishad Chande	—	—	—
J. Kristopher Galashan	—	—	—
Lars Haegg	—	—	—
Ken Parent	86,042	139,986	226,028
Christopher H. Peterson	9,167	72,484	81,651
Jonathan A. Seiffer	—	—	—
Laura Sen(3)	—	—	—
Christopher J. Stadler(4)	—	—	—
Robert Steele	91,875	139,986	231,861
Judith L. Werthauser	21,250	91,268	112,518
Tommy Yin(5)	—	—	—

(1)
Mr. Baldwin serves as our President and Chief Executive Officer and as Chairman of our board of directors. His compensation is fully reflected in the Summary Compensation Table, and, therefore, he is not included in the Director Compensation table.

(2)
Amounts set forth represent the aggregate grant date fair value of awards granted in fiscal year 2018 computed in accordance with ASC Topic 718. Please see “Accounting for Stock-Based Compensation” for further information.

(3)	Ms. Sen resigned as a member of our board of directors on March 29, 2018.

(4)	Mr. Stadler resigned as a member of our board of directors on October 31, 2018.

(5)	Mr. Yin resigned as a member of our board of directors on December 18, 2018.

(6)	As of the end of fiscal year 2018, Mr. Parent and Mr. Steele held 35,004 and 18,900 outstanding options in the company, respectively.
Messrs. Breitner, Chande, Galashan, Haegg, Seiffer, Stadler and Yin are affiliates of our Sponsors and did not receive any compensation from us for their services as non-employee directors. None of our other non-employee directors held any outstanding options in the Company.
Narrative Disclosure to Director Compensation Table
We historically have compensated non-employee members of our board of directors who are not affiliated with our Sponsors for their service as directors in the form of a retainer of $70,000 per year and a grant of nonqualified stock options. In fiscal year 2018, each non-employee member of our board of directors was paid the prorated amount of $70,000 up until the Non-Employee Director Compensation Policy, as described below, was adopted. We did not grant any nonqualified stock option awards to non-employee members of our board of directors in fiscal year 2018 prior to the adoption of the policy.

In connection with the IPO, our board of directors adopted the Non-Employee Director Compensation Policy, the Director Stock Ownership Guidelines, and the Executive Stock Ownership Guidelines, pursuant to which each independent director will receive an annual cash retainer of $85,000 and an annual equity grant with a fair market value on the date of grant of $140,000 per year. The equity grant will either be in the form of RSUs that vest on the first anniversary of the date of grant, deferred shares or stock grants. Eligible non-employee directors will be entitled to receive such equity grants as of the annual meeting of the Company’s stockholders in 2019. A non-employee director serving as a lead independent director will receive an additional annual retainer of $30,000. Committee chairs and committee members will also receive additional cash retainers for their service. The chairs of the audit committee, Compensation Committee and nominating and corporate governance committee will receive additional retainers of $25,000, $20,000 and $15,000 per year, respectively. Members of the audit committee, Compensation Committee and nominating and corporate governance committee (other than the chair) will receive additional retainers of $12,500, $10,000 and $7,500 per year, respectively. Retainers are to be paid in quarterly installments. The board also adopted the Director Stock Ownership Guidelines, and the Executive Stock Ownership Guidelines, pursuant to which independent directors are required to own equity in the Company at least equal to 5 times their retainer within five years and executive officers are required to own equity in the Company equal to at least one to five times their annual base salary depending on their position. The Company also reimburses those directors for any travel or other business expenses related to their service as a director.
Nishad Chande was appointed to our board of directors in May 2018. He is affiliated with our Sponsors, and, therefore, he does not receive any compensation for his service as a non-employee director.
Effective September 4, 2018, the Company granted Ken Parent and Robert Steele an award of restricted stock units under the 2018 Plan with a fair market value on the date of grant of $140,000. Such awards were intended to compensate Mr. Parent and Mr. Steele for their service on our board of directors from the period commencing on the date of the IPO through the date of the annual meeting of the Company’s stockholders in 2019, and were equivalent to the annual equity grants provided for in the Non-Employee Director Compensation Policy. The fair value of such awards was based on the closing price of our common stock on the NYSE on September 4, 2018, which was $30.15. Each award will vest on the earlier to occur of the first anniversary of the date of grant or immediately prior to the annual meeting of the Company’s stockholders in 2019.
Judith L. Werthauser was appointed to the Board in November 2018. She is not affiliated with our Sponsors, and, therefore, will receive compensation for her service as a director and for serving as chair of our Nominating and Governance Committee. She has been designated as a Class I director. Effective October 30, 2018 the Board granted Ms. Werthauser an award of restricted stock units under the 2018 Plan. The award is equivalent to the prorated annual equity grant provided for in the Non-Employee Director Compensation Policy based on Ms. Werthauser’s commencement of service. The fair market value of such award was based on the closing price of our common stock on the NYSE on November 1, 2018, which was $22.58. The award will vest on the earlier to occur of the first anniversary of the grant date or immediately prior to the annual meeting of the Company’s stockholders in 2019.

Christopher H. Peterson was appointed to the Board in December 2018. He is not affiliated with our Sponsors, and, therefore, will receive compensation for his service as a director and for serving as chair of our Audit Committee. He has been designated as a Class I director. On December 19, 2018, the Board granted Mr. Peterson an award of restricted stock units under the 2018 Plan, effective January 31, 2019. The award is equivalent to the prorated annual equity grant provided for in the Non-Employee Director Compensation Policy, based on Mr. Peterson’s commencement of service. The fair market value of such award was based on the closing price of our common stock on the NYSE on January 31, 2019, which was $26.31. The award will vest on the earlier to occur of the first anniversary of the grant date or immediately prior to the annual meeting of the Company’s stockholders in 2019.
Non-Executive Chairman Agreement with Laura Sen
On January 6, 2016, the Company entered into an agreement, effective as of January 31, 2016, with Ms. Sen who previously served as our chief executive officer, effective as of January 31, 2016, pursuant to which Ms. Sen would serve as the non-executive chairman of our board of directors. The term of Ms. Sen’s service under the agreement was for a period of two years beginning on January 31, 2016. Ms. Sen was entitled to a base salary of $1,050,625 per year, and an annual cash bonus with respect to the fiscal year ending on January 31, 2016. Ms. Sen was also subject to 24-month post-termination non-competition and non-solicitation covenants commencing on the effective date of such agreement. Ms. Sen resigned from our board of directors on March 29, 2018.

Equity Compensation Plan Information
The following table provides information for the fiscal year 2018 regarding compensation plans under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	5,862,877	(1)	10.78	(2)	8,572,846	(3)
Equity compensation plans not approved by stockholders	—		—		—
Total	5,862,877		—		8,572,846

(1)
Consists of 5,846,794 options granted under the 2011 Plan, 2012 Director Plan and 2018 Plan and 16,083 restricted stock units granted under the 2018 Plan to non-employee members of our board of directors.

(2)	The restricted stock units do not have an exercise price.

(3)	Remaining shares available for issuance under the 2018 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2019, or the Determination Date by:

•	each person or entity who is known by us to beneficially own more than 5% of our common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, subject to any applicable community property laws.
The percentage of shares beneficially owned is computed on the basis of 137,830,842 shares of our common stock outstanding as of March 15, 2019. Shares of our common stock that a person has the right to acquire within 60 days of March 15, 2019 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.
Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, the address for each person or entity listed below is c/o BJ’s Wholesale Club Holdings, Inc., 25 Research Drive, Westborough, Massachusetts 01581.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
CVC Beacon LP(1)	18,727,024	13.6%
Green Equity Investors V, L.P. and Green Equity Investors Side V, L.P.(2)	18,727,024	13.6%
FMR, LLC(3)	13,905,704	10.1%
The Vanguard Group(4)	7,748,903	5.6%
Directors and Named Executive Officers
Christopher J. Baldwin(5)	1,992,213	1.4%
Robert W. Eddy(6)	972,180	*
Lee Delaney(7)	870,866	*
Scott Kessler(8)	263,931	*
Brian Poulliot(9)	461,142	*
Cameron Breitner	—	*
Nishad Chande	—	*
J. Kristofer Galashan	18,727,024	13.6%
Lars Haegg	—	*
Ken Parent(10)	35,004	*
Christopher H. Peterson	—	*
Jonathan A. Seiffer	18,727,024	13.6%
Robert Steele(11)	18,900	*
Judith L. Werthauser	—	*
All other Executive Officers and Directors
Jeff Desroches	311,810	*
Laura L. Felice	176,548	*
Caroline Glynn	80,598	*
Graham Luce	49,577	*
Rafeh Masood	127,931	*
Kirk Saville	37,436	*
Kristyn M, Sugrue	86,019	*
William C. Werner	209,896	*
All executive officers and directors as a group (22 persons)(12)	24,421,075	17.7%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)
The shares are held of record by CVC Beacon LP. CVC Beacon GP LLC is the general partner of CVC Beacon LP. CVC European Equity V Limited is the managing member of CVC Beacon GP LLC. Investment and voting power with regard to shares held of record by CVC Beacon LP rests with the Board of Directors of CVC European Equity V Limited, which consists of James Culshaw, Carl Hansen and Fred Watt, with address c/o CVC European Equity V Limited, 1 Waverley Place, Union Street, St Helier, Jersey JE1 1SG. As such, each of these entities and individuals may be deemed to share beneficial ownership of the shares held of record by CVC Beacon LP. Each of Messrs, Culshaw, Hansen and Watt disclaim beneficial ownership of the securities held of record by CVC Beacon LP.

(2)
Voting and investment power with respect to the shares of our common stock held by Green Equity Investors V, L.P. and Green Equity Investors Side V, L.P. (collectively, “Green V”) is shared. Voting and investment power may also be deemed to be shared with certain affiliated entities and investors (collectively comprising less than 1.5% of our outstanding common stock) whose holdings are included in the above amount. Messrs. Seiffer and Galashan may also be deemed to share voting and investment power with respect to such shares due to their positions with affiliates of Green V, and each disclaims beneficial ownership of such shares. Each of the foregoing individuals’ address is c/o Leonard Green & Partners, L.P., 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(3)
FMR LLC reports sole voting power with respect to 555,462 shares and sole dispositive power with respect to 20,525,494 shares.  Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act ("Fidelity Funds") advised by Fidelity Management & Research Company ("FMR Co"), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds' Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees. The address for FMR LLC is 245 Summer Street, Boston, Massachusetts 02210. The number of shares we have reported as beneficially owned by FMR LLC and its affiliates (and the other information in this footnote) is based on a Schedule 13G/A filed by FMR LLC with the SEC on February 13, 2019 reporting beneficial ownership as of December 31, 2018.

(4)
The Vanguard Group Inc. or Vanguard, has sole voting power with respect to 116,832 shares and shared voting power with respect to 11,435 shares.  Vanguard has sole dispositive power with respect to 7,628,566 shares and shared dispositive power with respect to 120,337 shares.  Vanguard Fiduciary Trust Company  and Vanguard Investments Australia, Ltd., which are each wholly-owned subsidiaries of Vanguard, are the beneficial owners of  108,902 and 19,365 shares, respectively.  The principal business address of Vanguard and its related entities is 100 Vanguard Blvd., Malvern, PA 19355.  The number of shares we have reported as beneficially owned by Vanguard (and the other information in this footnote) is based on Schedule 13G filed by Vanguard with the SEC on February 11, 2019 reporting beneficial ownership as of December 31, 2018.

(5)
Consists of (a) 170,737 shares of common stock held by the Christopher J. Baldwin Irrevocable Trust dated September 26, 2016, of which Mr. Baldwin’s spouse, Linda B. Baldwin, is trustee, (b) 849,696 shares of common stock held by The Christopher J. Baldwin Grantor Retained Annuity Trust and (c) an aggregate of 971,780 shares of (i) unvested restricted stock (which may be forfeited based on satisfaction of the applicable vesting conditions) and (ii) common stock issuable upon the exercise of outstanding options or options that will become exercisable within 60 days of the date of this table.

(6)
Consists of (a) 2,000 shares of common stock held by his minor children, (b) 86,324 shares of common stock held by the Robert W. Eddy November 2018 GRAT, (c) 52,489 shares of common stock held by Robert W. Eddy November 2018 GRAT II and (d) an aggregate of 831,367 shares of (i) unvested restricted stock (which may be forfeited based on satisfaction of the applicable vesting conditions) and (ii) common stock issuable upon the exercise of outstanding options or options that will become exercisable within 60 days of the date of this table.

(7)
Consists of (a) 56,239 shares of common stock and (b) 814,627 shares of (i) unvested restricted stock (which may be forfeited based on satisfaction of the applicable vesting conditions) and (ii) common stock issuable upon the exercise of outstanding options or options that will become exercisable within 60 days of the date of this table.

(8)
Consists of (a) 39,367 shares of common stock and (b) 224,564 shares of (i) unvested restricted stock (which may be forfeited based on satisfaction of the applicable vesting conditions) and (ii) common stock issuable upon the exercise of outstanding options or options that will become exercisable within 60 days of the date of this table.

(9)
Consists of (a) 39,367 shares of common stock and (b) 421,775 shares of (i) unvested restricted stock (which may be forfeited based on satisfaction of the applicable vesting conditions) and (ii) common stock issuable upon the exercise of outstanding options or options that will become exercisable within 60 days of the date of this table.

(10)	Includes shares of common stock issuable upon the exercise of outstanding options or options that will become exercisable within 60 days of the date of this table.

(11)	Includes shares of common stock issuable upon the exercise of outstanding options or options that will become exercisable within 60 days of the date of this table.

(12)
Consists of (a) 20,162,497 shares of common stock and (b) 4,258,578 shares of (i) unvested restricted stock (which may be forfeited based on satisfaction of the applicable vesting conditions) and (ii) common stock issuable upon the exercise of outstanding options or options that will become exercisable within 60 days of the date of this table.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence
Transactions with Related Persons
Amended and Restated Stockholders Agreement
On September 30, 2011, and in connection with the acquisition of the Company by the Sponsors, the Company and the Sponsors entered into the Stockholders Agreement. The Stockholders Agreement contained, among other things, certain restrictions on the ability of such Sponsors to freely transfer shares of our stock. It also provided that each of the Sponsors has the right to nominate at least one individual for election to our board, and each party to the stockholders’ agreement agrees to vote all of their shares to elect such individual to our board. The Stockholders Agreement also provided for demand and piggyback registration rights as described below. The provisions of the Stockholders Agreement (subject to the survival of certain obligations, such as those relating to registration rights described below) were terminated upon consummation of the IPO.
Upon the consummation of the IPO, we amended and restated the Stockholders Agreement to eliminate certain provisions thereof (but maintaining those related to the registration rights, which are described below), and to provide that the Sponsors will coordinate sales with each other in situations where piggyback rights are not otherwise applicable such that, subject to certain exceptions and certain minimum ownership thresholds, the Sponsors will be provided notice of, and the opportunity to participate in, each other’s dispositions on a pro rata basis. Each of the Sponsors are entitled, subject to certain exceptions to demand registrations and to cause us to engage in an underwritten offering or other public sale of their shares. We are not required to effect any registration if the anticipated gross offering price of the shares of registered securities would be less than (i) $25 million in any offering registered on Form S-1, or (ii) $5 million in any offering registered on Form S-3. Management stockholders who are party to the Management Stockholders Agreement are also entitled to piggyback rights in connection with registered public offerings.
Voting Agreement
We have entered into a Voting Agreement with the Sponsors. The Voting Agreement contains specific rights, obligations and agreements of these parties as owners of our common stock. Under the Voting Agreement, the Sponsors agreed to take all necessary action, including casting all votes to which such members are entitled to cast at any annual or special meeting of stockholders, so as to ensure that the composition of our board of directors and its committees complies with the provisions of the Voting Agreement related to the composition of our board of directors and its committees, which are discussed under Part III. "Item 10. Directors, Executive Officers and Corporate Governance.
Management Stockholders Agreement
On September 30, 2011, and in connection with the acquisition of the Company by the Sponsors, Beacon Holding Inc. (the “Company”), Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., Beacon Coinvest LLC and certain management stockholders entered into a stockholders agreement (the “Management Stockholders Agreement”). The Management Stockholders Agreement provided for customary call rights, put rights, stock pre-emptive rights, stock co-sale rights and drag-along rights, as well as piggyback registration rights as described below. At the completion of the IPO, the provisions of the Management Stockholders Agreement (other than those granting piggyback registration rights) terminated.
Management Services Agreement
On September 30, 2011, and in connection with the acquisition of the Company by the Sponsors, the Company entered into a management services agreement with the advisory affiliates of the Sponsors, pursuant to which the Sponsors agreed to provide certain management and financial services.The management services agreement with the Sponsors terminated without any termination payment automatically upon the closing of the IPO, subject to the survival of certain obligations, including as to indemnification. The final payment due to the sponsors under this management service agreement was waived.

Other Relationships
One of our suppliers, Advantage Solutions Inc., is controlled by affiliates of the Sponsors. Advantage Solutions Inc. is principally a provider of in-club product demonstration and sampling services, and we also engage them from time to time to provide ancillary support services, including for example, seasonal gift wrapping, on-floor sales assistance and display maintenance. In fiscal year 2018, we incurred costs of approximately $43.9 million. The demonstration and sampling service fees are fully funded by our merchandise vendors who participate in the program.
We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described in this section were comparable to terms available or amounts that would be paid or received, as applicable, in arms’-length transactions with parties unrelated to us.
Indemnification Agreements
Our amended and restated bylaws provide that we indemnify our directors and officers to the fullest extent permitted by the DGCL, subject to certain exceptions contained in our amended and restated bylaws. In addition, our amended and restated certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty.
We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the indemnitees with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under the DGCL, subject to certain exceptions contained in those agreements.
There is no pending litigation or proceeding naming any of our directors or officers for which indemnification is being sought, and we are not aware of any pending litigation that may result in claims for indemnification by any director or executive officer.
Policies and Procedures on Transactions with Related Persons
Our board of directors recognizes that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our board has adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly-held common stock listed on the NYSE. Our related person transaction policy requires that the audit committee approve or ratify related person transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K (which are transactions in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any “related person” as defined under Item 404(a) of Regulation S-K had or will have a direct or indirect material interest). It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest. Each of the transactions described above entered into following the adoption of our related person transaction policy was approved in accordance with such policy.
Director Independence
Information regarding our directors’ independence is described under Part III. “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees incurred by us for the fiscal years shown:

	2018	2017
Audit Fees(1)	$4,466,438	$1,419,394
Audit-Related Fees(2)	—	—
Tax Fees(3)	285,420	149,369
All other fees(4)	—	190,000
Total Fees	$4,751,858	$1,758,763

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Independent Registered Public Accounting Firm in connection with statutory and regulatory filings or engagements. In 2017, the fees consist of procedures performed in preparation for the Company's IPO, and mentioning leasing implementation, IPO and second/third transaction fees included in the 2018 audit fees.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

(3)
Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal and state tax compliance; tax planning and compliance work.

(4)	All fees paid that are appropriately not included in the Audit, Audit Related, and Tax categories.
Pre-Approval Policies and Procedures
The formal written charter for our audit committee requires that the audit committee pre-approve all audit services to be provided to us, whether provided by our principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by our independent registered public accounting firm, other than de minimis non-audit services approved in accordance with applicable SEC rules.
The audit committee has adopted a pre-approval policy that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by our independent registered public accounting firm may be pre-approved. This pre-approval policy generally provides that the audit committee will not engage an independent registered public accounting firm to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee or (ii) entered into pursuant to the pre-approval policies and procedures described in the pre-approval policy. Unless a type of service to be provided by our independent registered public accounting firm has received this latter general pre-approval under the pre-approval policy, it requires specific pre-approval by the audit committee.
On an annual basis, the audit committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by the Company’s independent registered public accounting firm without first obtaining specific pre-approval from the audit committee. The audit committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. Any member of the audit committee to whom the committee delegates authority to make pre-approval decisions must report any such pre-approval decisions to the audit committee at its next scheduled meeting. If circumstances arise where it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories or above the pre-approved amounts, the audit committee requires pre-approval for such additional services or such additional amounts.
The services provided to us by PricewaterhouseCoopers LLP in fiscal years 2018 and 2017 were provided in accordance with our pre-approval policies and procedures, as applicable.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(1) Financial Statements

We include this portion of Item 15 under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All schedules are omitted as the required information is either not present, not present in material amounts or presented within the consolidated financial statements or related notes.

(3) Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-1	333-296593	3.1	February 11, 2019
3.2	Amended and Restated By-laws.	S-1	333-296593	3.2	February 11, 2019
4.1	Stockholders’ Agreement by and among the Company, Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., Beacon Coinvest LLC and CVC Beacon LP (formerly known as CVC Beacon LLC), dated as of September 30, 2011.	S-1	333-296593	4.1	February 11, 2019
4.1(a)
Amendment No. 1 to Stockholders’ Agreement by and among the Company, Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., Beacon Coinvest LLC and CVC Beacon LP (formerly known as CVC Beacon LLC), dated as of September 1, 2015.
		S-1	333-296593	4.1(a)	February 11, 2019
4.1(b)	Amended and Restated Stockholders Agreement, dated July 2, 2018, by and among the Company, Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., Beacon Coinvest LLC and CVC Beacon LP.	S-1	333-296593	4.1(b)	February 11, 2019
4.2	Management Stockholders Agreement, among the Company, Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., Beacon Coinvest LLC and the Management Stockholders thereto, dated as of September 30, 2011.	S-1	333-296593	4.2	February 11, 2019
4.3	Voting Agreement, dated July 2, 2018, by and among the Company and the Sponsors.	S-1	333-296593	4.3	February 11, 2019
4.4	First Amendment to Voting Agreement dated October 30, 2018 by and among the Company and the Sponsors.	S-1	333-296593	4.4	February 11, 2019
10.1	Amended and Restated Credit Agreement among BJ’s Wholesale Club, Inc., the Company, Wells Fargo Bank, National Association, as Administrative Agent and the other Lenders and Issuers party thereto from time to time, dated as of February 3, 2017.	S-1	333-296593	10.1	February 11, 2019
10.1(a)
First Amendment, dated August 17, 2018, to the Amended and Restated Credit Agreement, dated as of February 3, 2017, among the Company, BJ’s Wholesale Club, Inc., Wells Fargo Bank, National Association, as administrative agent and the other lenders and issuers party thereto.
		S-1	333-296593	10.1(a)	February 11, 2019
10.2	First Lien Term Loan Credit Agreement among BJ’s Wholesale Club, Inc., the Company, the Lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent, dated as of February 3, 2017.	S-1	333-296593	10.2	February 11, 2019
10.2(a)
Refinancing Amendment, dated August 13, 2018, to the First Lien Term Loan Credit Agreement, dated as of February 3, 2017, among BJ’s Wholesale Club, Inc., the Company, the Lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent.
		S-1	333-296593	10.2(a)	February 11, 2019

10.3	Co-Brand Credit Card Program Agreement by and between Comenity Capital Bank and BJ’s Wholesale Club, Inc., dated as of June 5, 2014. **	S-1	333-296593	10.3	February 11, 2019
10.3(a)	Amendment No. 2 to Co-Brand Credit Card Program Agreement by and between Comenity Capital Bank and BJ’s Wholesale Club, Inc., dated as of January 16, 2015. **	S-1	333-296593	10.3(a)	February 11, 2019
10.3(b)	Amendment No. 3 to Co-Brand Credit Card Program Agreement by and between Comenity Capital Bank and BJ’s Wholesale Club, Inc., dated as of June 28, 2016. **	S-1	333-296593	10.3(b)	February 11, 2019
10.4	Employment Agreement by and between BJ’s Wholesale Club, Inc. and Christopher J. Baldwin, dated as of September 1, 2015. *	S-1	333-296593	10.4	February 11, 2019
10.4(a)	Amendment No. 1 to Employment Agreement by and between BJ’s Wholesale Club, Inc. and Christopher J. Baldwin, dated as of February 1, 2016. *	S-1	333-296593	10.4(a)	February 11, 2019
10.5	Restricted Stock Award Letter Agreement by and between the Company and Christopher Baldwin, dated as of March 27, 2018. *	S-1	333-296593	10.5	February 11, 2019
10.5(a)	Amendment to Restricted Stock Award Letter Agreement by and between the Company and Christopher J. Baldwin, dated as of June 24, 2018. *	S-1	333-296593	10.5(a)	February 11, 2019
10.6	Non-Qualified Stock Option Agreement by and between the Company and Christopher J. Baldwin, dated as of September 8, 2015. *	S-1	333-296593	10.6	February 11, 2019
10.7	Non-Qualified Stock Option Agreement by and between the Company and Christopher J. Baldwin, dated as of March 24, 2016. *	S-1	333-296593	10.7	February 11, 2019
10.8	Employment Agreement by and between BJ’s Wholesale Club, Inc. and Robert W. Eddy, dated as of January 30, 2011. *	S-1	333-296593	10.8	February 11, 2019
10.9	Amended and Restated Employment Agreement by and between BJ’s Wholesale Club, Inc. and Lee Delaney, dated as of December 6, 2018. *	S-1	333-296593	10.9	February 11, 2019
10.10	Amended and Restated Employment Agreement by and between BJ’s Wholesale Club, Inc. and Brian Poulliot, dated as of December 6, 2018. *	S-1	333-296593	10.10	February 11, 2019
10.11	Employment Agreement by and between BJ’s Wholesale Club, Inc. and Scott Kessler, dated as of May 30, 2017. *	S-1	333-296593	10.11	February 11, 2019
10.12	Fourth Amended and Restated 2011 Stock Option Plan of the Company, as amended, effective as of March 24, 2016. *	S-1	333-296593	10.12	February 11, 2019
10.12(a)	Amendment to Fourth Amended and Restated 2011 Stock Option Plan of the Company, as amended. *	S-1	333-296593	10.12(a)	February 11, 2019
10.13	Form of Stock Option Agreement. *	S-1	333-296593	10.13	February 11, 2019
10.14	2012 Director Stock Option Plan of the Company, as amended, effective as of April 13, 2012. *	S-1	333-296593	10.14	February 11, 2019
10.14(a)	Amendment to the 2012 Director Stock Option Plan of the Company, as amended. *	S-1	333-296593	10.14(a)	February 11, 2019
10.15	Form of Director Stock Option Agreement. *	S-1	333-296593	10.15	February 11, 2019
10.16	2018 Incentive Award Plan of the Company. *	S-1	333-296593	10.16	February 11, 2019
10.17	Form of Employee Stock Purchase Plan of the Company. *	S-1	333-296593	10.17	February 11, 2019
10.18	Form of Employee Stock Purchase Plan Offering Document. *	S-1	333-296593	10.18	February 11, 2019
10.19	Form of IPO Stock Option Grant Notice and Stock Option Agreement. *	S-1	333-296593	10.19	February 11, 2019
10.20	Form of IPO Stock Option Grant Notice and Stock Option Agreement (Non-compete event). *	S-1	333-296593	10.20	February 11, 2019
10.21	Form of IPO Restricted Stock Award Grant Notice and Restricted Stock Award Agreement. *	S-1	333-296593	10.21	February 11, 2019
10.22	Form of IPO Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-compete event). *	S-1	333-296593	10.22	February 11, 2019
10.23	Form of Director Restricted Stock Unit Award Grant Notice and Agreement. *	S-1	333-296593	10.23	February 11, 2019

10.24	Non-Employee Director Compensation Policy of the Company. *	S-1	333-296593	10.24	February 11, 2019
10.25	Director Stock Ownership Policy of the Company. *	S-1	333-296593	10.25	February 11, 2019
10.26	Executive Stock Ownership Policy of the Company. *	S-1	333-296593	10.26	February 11, 2019
10.27	Form of Indemnification Agreement. *	S-1	333-296593	10.27	February 11, 2019
14.1	Code of Business Conduct & Ethics					X
21.1	List of Subsidiaries of the Company			21.1		X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Linkbase Document
* Indicates a management contract or compensatory plan or arrangement.
** Confidential treatment of certain provisions has been granted by the SEC.

Item 16. Form 10-K Summary

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
/s/ Christopher J. Baldwin
Christopher J. Baldwin
Chairman, President & Chief Executive Officer (Principal Executive Officer)

Dated : March 25, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Christopher J. Baldwin
Christopher J. Baldwin Chairman, President & Chief Executive Officer (Principal Executive Officer)
Date: March 25, 2019

/s/ Robert W. Eddy
Robert W. Eddy Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)
Date: March 25, 2019

/s/ Laura L. Felice
Laura L. Felice Senior Vice President, Controller (Principal Accounting Officer)
Date: March 25, 2019

/s/ Cameron Breitner
Cameron Breitner Director
Date: March 25, 2019

/s/ Nishad Chande
Nishad Chande Director
Date: March 25, 2019

/s/ J. Kristofer Galashan
J. Kristofer Galashan Director
Date: March 25, 2019

/s/ Lars Haegg
Lars Haegg Director
Date: March 25, 2019

/s/ Ken Parent
Ken Parent Director
Date: March 25, 2019

/s/ Christopher H. Peterson
Christopher H. Peterson Director
Date: March 25, 2019

/s/ Jonathan A. Seiffer
Jonathan A. Seiffer Director
Date: March 25, 2019

/s/ Robert Steele
Robert Steele Director
Date: March 25, 2019

/s/ Judith L. Werthauser
Judith L. Werthauser Director
Date: March 25, 2019