Form 10-Q
period 2019-05-04
BJ's Wholesale Club Holdings, Inc.
filed 2019-06-04
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019
OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38559
_________________
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_________________

Delaware	45-2936287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Research Drive Westborough, Massachusetts	01581
(Address of principal executive offices)	(Zip Code)
(774) 512-7400
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed from last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	BJ	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 31, 2019, the registrant had 139,149,351 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “project,” “believe,” “estimate,” “predict,” “continue,” “would,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the section titled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 and in this Quarterly Report on Form 10-Q in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
TRADEMARKS
BJ’s Wholesale Club®, BJ’s®, Wellsley Farms®, Berkley Jensen®, My BJ’s Perks®, BJ’s Easy Renewal®, BJ’s Gas®, BJ’s Perks Elite®, BJ’s Perks Plus®, Inner Circle® and BJ’s Perks Rewards® are all registered trademarks of BJ’s Wholesale Club, Inc. Other trademarks, tradenames and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of those other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks.
DEFINED TERMS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•	“the Company,” “BJ’s,” “we,” “us” and “our” mean BJ’s Wholesale Club Holdings, Inc. and, unless the context otherwise requires, its consolidated subsidiaries;

•	"fiscal year 2018" means the 52 weeks ended February 2, 2019;

•	"fiscal year 2019" means the 52 weeks ended February 1, 2020; and

•	“Sponsors” means investment funds affiliated with or advised by CVC Capital Partners and Leonard Green & Partners, L.P.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	May 4, 2019	February 2, 2019	May 5, 2018
ASSETS
Current assets:
Cash and cash equivalents	$29,877	$27,146	$30,471
Accounts receivable, net	180,379	194,300	168,719
Merchandise inventories	1,085,565	1,052,306	1,055,234
Prepaid expenses and other current assets	47,403	63,454	83,041
Total current assets	1,343,224	1,337,206	1,337,465
Operating lease right-of-use assets, net	2,055,733	—	—
Property and equipment:
Land and buildings	381,041	390,243	396,221
Leasehold costs and improvements	204,742	203,394	190,234
Furniture, fixtures and equipment	1,067,448	1,039,360	956,894
Construction in progress	14,427	23,749	13,548
	1,667,658	1,656,746	1,556,897
Less: accumulated depreciation and amortization	(938,896)	(907,968)	(807,227)
Total property and equipment, net	728,762	748,778	749,670
Goodwill	924,134	924,134	924,134
Intangibles, net	157,103	200,870	218,645
Other assets	17,760	28,297	31,352
Total assets	$5,226,716	$3,239,285	$3,261,266
LIABILITIES
Current liabilities:
Current portion of long-term debt	$246,377	$254,377	$179,250
Current portion of operating lease liabilities	121,878	—	—
Accounts payable	820,489	816,880	799,524
Accrued expenses and other current liabilities	485,168	506,431	461,201
Total current liabilities	1,673,912	1,577,688	1,439,975
Long-term operating lease liabilities	1,966,688	—	—
Long-term debt	1,543,537	1,546,471	2,507,960
Deferred income taxes	44,934	36,937	52,531
Other noncurrent liabilities	145,954	280,273	272,203
Commitments and Contingencies (see Note 8)
Contingently redeemable common stock, par value $0.01; no shares issued and outstanding at May 4, 2019 or February 2, 2019; 1,736 shares issued and outstanding at May 5, 2018	—	—	13,202
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.01; 305,000 shares authorized, 139,836 shares issued and 139,054 outstanding at May 4, 2019; 138,099 shares issued and 137,317 outstanding at February 2, 2019; and 87,073 shares issued and outstanding at May 5, 2018	1,398	1,381	871
Additional paid-in capital	752,218	742,072	360
Accumulated deficit	(867,746)	(915,113)	(1,028,237)
Accumulated other comprehensive income (loss)	(15,070)	(11,315)	2,401
Treasury stock, at cost, 782 shares at May 4, 2019 and February 2, 2019 and no shares at May 5, 2018	(19,109)	(19,109)	—
Total stockholders’ deficit	(148,309)	(202,084)	(1,024,605)
Total liabilities and stockholders’ deficit	$5,226,716	$3,239,285	$3,261,266

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	$3,069,763	$2,993,742
Membership fee income	73,373	67,955
Total revenues	3,143,136	3,061,697
Cost of sales	2,568,977	2,510,338
Selling, general and administrative expenses	501,181	485,572
Preopening expense	2,296	1,217
Operating income	70,682	64,570
Interest expense, net	27,789	45,203
Income from continuing operations before income taxes	42,893	19,367
Provision for income taxes	6,808	5,066
Income from continuing operations	36,085	14,301
Loss from discontinued operations, net of income taxes	(287)	(164)
Net income	$35,798	$14,137
Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.26	$0.16
Loss from discontinued operations	—	—
Net income	$0.26	$0.16
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.26	$0.15
Loss from discontinued operations	(0.01)	—
Net income	$0.25	$0.15
Weighted average number of common shares outstanding:
Basic	136,810	88,553
Diluted	140,463	93,292
Other comprehensive income:
Unrealized loss on cash flow hedge, net of income tax of $1,460 and $0, respectively	$(3,755)	$—
Total other comprehensive loss	$(3,755)	$—
Total comprehensive income	$32,043	$14,137

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND
STOCKHOLDERS’ DEFICIT
(Amounts in thousands)
(Unaudited)

	Contingently Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, February 2, 2019	—	$—	138,099	$1,381	$742,072	$(915,113)	$(11,315)	(782)	$(19,109)	$(202,084)
Net income	—	—	—	—	—	35,798	—	—	—	35,798
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(3,755)	—	—	(3,755)
Common stock issued under stock incentive plans	—	—	1,737	17	(17)	—	—	—	—	—
Stock compensation expense	—	—	—	—	3,844	—	—	—	—	3,844
Net cash received on option exercises	—	—	—	—	6,319	—	—	—	—	6,319
Cumulative effect of change in accounting principle	—	—	—	—	—	11,569	—	—	—	11,569
Balance, May 4, 2019	—	$—	139,836	$1,398	$752,218	$(867,746)	$(15,070)	(782)	$(19,109)	$(148,309)

	Contingently Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, February 3, 2018	1,456	$10,438	87,073	$871	$2,883	$(1,036,012)	$2,401	—	$—	$(1,029,857)
Net income	—	—	—	—	—	14,137	—	—	—	14,137
Stock compensation expense	—	—	—	—	970	—	—	—	—	970
Options exercised	280	2,792	—	—	(2,210)	—	—	—	—	(2,210)
Call of shares	—	(28)	—	—	(12)	—	—	—	—	(12)
Other equity transactions	—	—	—	—	(1,271)	—	—	—	—	(1,271)
Cumulative effect of change in accounting principle	—	—	—	—	—	(6,362)	—	—	—	(6,362)
Balance, May 5, 2018	1,736	$13,202	87,073	$871	$360	$(1,028,237)	$2,401	—	$—	$(1,024,605)

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,798	$14,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,670	41,422
Amortization of debt issuance costs and accretion of original issue discount	1,323	2,116
Impairment charge for asset held for sale	—	3,000
Other non-cash items, net	287	1,292
Stock-based compensation expense	3,844	970
Deferred income tax provision	4,501	(2,007)
Increase (decrease) in cash due to changes in:
Accounts receivable	13,921	22,037
Merchandise inventories	(33,259)	(36,096)
Prepaid expenses and other current assets	20,913	9,778
Other assets	(436)	(2,384)
Accounts payable	8,496	58,324
Change in book overdrafts	(9,012)	(32,802)
Accrued expenses	(41,801)	(13,449)
Other noncurrent liabilities	1,691	(981)
Net cash provided by operating activities	44,936	65,357
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(36,534)	(42,145)
Net cash used in investing activities	(36,534)	(42,145)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(3,844)	(19,793)
Proceeds from ABL Facility	245,000	396,000
Payments on ABL Facility	(253,000)	(403,000)
Net cash received from stock option exercises	6,319	582
Other financing activities	(146)	(1,484)
Net cash used in financing activities	(5,671)	(27,695)
Net increase (decrease) in cash and cash equivalents	2,731	(4,483)
Cash and cash equivalents at beginning of period	27,146	34,954
Cash and cash equivalents at end of period	$29,877	$30,471
Supplemental cash flow information:
Interest paid	$25,081	$54,947
Income taxes paid	2,965	1,545
Noncash financing and investing activities:
Deferred offering costs included in accrued expenses	—	2,875
Property additions included in accrued expenses	26,284	13,795
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s is a leading warehouse club operator on the east coast of the United States. As of May 4, 2019, the Company operated 217 warehouse clubs and 138 gasoline stations, in 16 states. The Company became a publicly traded entity in connection with its initial public offering (“IPO”) of common stock and listing on the New York Stock Exchange (“NYSE”) under the ticker symbol “BJ.”
The Company follows, and reports based, on the National Retail Federation’s fiscal calendar. The thirteen-week periods ended May 4, 2019 and May 5, 2018 are referred to as the first quarter of fiscal year 2019 and fiscal year 2018, respectively.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim financial statements of BJ’s Wholesale Club Holdings, Inc. are unaudited and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial statements in accordance with generally accepted accounting principles in the United States of America ("GAAP").
The consolidated balance sheet as of February 2, 2019 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the first quarter of fiscal year 2019 are not necessarily indicative of future results or results to be expected for fiscal year 2019. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for fiscal year 2018, as filed with the Securities Exchange Commission (the "SEC") on March 25, 2019.
Initial Public Offering
On July 2, 2018, the Company completed the IPO, in which the Company issued and sold 43,125,000 shares of its common stock (including 5,625,000 shares of common stock that were subject to the underwriters’ option to purchase additional shares) at an initial public offering price of $17.00 per share. The Company received total aggregate proceeds of $685.9 million net of underwriters’ discounts, commissions and other transaction expenses, which totaled $47.2 million.
On July 2, 2018, the Company used the net proceeds from the IPO to extinguish the total outstanding balance of $623.2 million of its senior secured second lien term loan facility (the “Second Lien Term Loan”). See Note 6, Debt and Credit Arrangements, for further discussion regarding the Second Lien Term Loan extinguishment.
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
On March 11, 2019, certain selling stockholders completed the registered sale (the "March 2019 Secondary Offering") of 19,550,000 shares of the Company's common stock at a public offering price of $25.08 per share. Of the 19,550,000 shares sold, 2,550,000 shares represented the underwriters’ exercise of their overallotment option. The Company did not receive any proceeds from the March 2019 Secondary Offering or incur underwriters’ discounts or commissions on the sale. The Company incurred transaction costs of $1.2 million primarily for legal, accounting and printer services related to the offering.

Stock Split
On June 15, 2018, the Company effected a seven-to-one stock split of its issued and outstanding shares of common stock and proportional adjustment to the existing conversion ratios for each series of the Company’s Contingently Redeemable Common Stock (see Note 9). Accordingly, all shares and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the contingently redeemable common stock conversion ratios.
Deferred Offering Costs
The Company capitalized certain legal, professional, accounting and other third-party fees that were directly associated with the IPO as deferred offering costs. Upon the consummation of the IPO, $47.2 million was recorded in stockholders’ deficit as a reduction of additional paid-in capital.
Recent Accounting Pronouncements
The accounting policies the Company follows are set forth in the Company’s audited financial statements for fiscal year 2018. There have been no material changes to these accounting policies, except as noted below for new accounting pronouncements adopted at the beginning of fiscal year 2019.
Leases (ASU 2016-2)
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-2, Leases (FASB Accounting Standards Codification (“ASC”) Topic 842, Leases) which requires recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. Consistent with prior GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike prior GAAP—which required only finance (formerly capital) leases to be recognized on the balance sheet—the new ASU requires both types of leases to be recognized on the balance sheet. The ASU took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This standard can be applied at the beginning of the earliest period presented using the modified retrospective method, which includes certain practical expedients that an entity may elect to apply. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which make improvements to ASC 842 and allow entities to apply the new standards and not restate comparative periods in transition to ASC 842 and instead report the comparative periods under ASC 840.
The Company adopted ASC 842 using the modified retrospective method at the beginning of the first quarter of fiscal year 2019. In accordance with ASC 842, the Company did not restate comparative periods in transition to ASC 842 and instead reported comparative periods under ASC 840. Adoption of the standard resulted in the initial recognition of $2.040 billion of operating lease right-of-use (“ROU”) assets and $2.071 billion of operating lease liabilities as of February 3, 2019. The difference between the assets and liabilities is attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the ROU assets. Finance leases were not impacted by the adoption of the new guidance as finance lease liabilities and the corresponding assets were recorded on the consolidated balance sheet under the previous guidance. The adoption of this standard did not have a material impact on the Company’s interim unaudited consolidated statements of operations and comprehensive income, statements of contingently redeemable common stock and stockholders’ deficit or cash flows, and had a $11.6 million impact on beginning retained earnings in fiscal year 2019 primarily associated with the impact of the Company's deferred gain on prior years' sale leaseback transactions, net of tax. The Company elected the transition package of practical expedients permitted within the new standard which, among other things, allowed it to carry-forward the historical lease classification. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of ROU assets and therefore continued to utilize lease terms determined under previous lease guidance.
Please refer to Note 4 – Leases for further discussion on the Company's leases.
Non-Employee Share-Based Compensation (ASU 2018-07)
In June 2018, the FASB issued ASU 2018-07 Improvements to Non-employee Share-Based Payment Accounting which updates the guidance to Compensation—Stock Compensation (Topic 718). The updated guidance aligns the measurement and classification guidance for share-based payments to non-employees with the guidance for share-based payments to employees, with certain exceptions. The Company adopted ASU 2018-07 at the beginning of the first quarter of fiscal year 2019 and the adoption of this standard did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements
Fair Value Measurement (ASU 2018-13)
In August 2018, the FASB issued ASU 2018-13 Changes to the Disclosure Requirements for Fair Value Measurement which updates the guidance to Fair Value Measurement (Topic 820). The updated guidance modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The updated guidance is effective for fiscal periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company does not anticipate the updated guidance will have a material impact on its consolidated financial statements.
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
Goodwill Impairment (ASU 2017-04)
In January 2017, the FASB issued ASU 2017-04. ASU 2017-04 provides amendments to ASC 350, "Intangibles - Goodwill and Other", which eliminate Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company does not believe adoption of this standard will have a material effect on the its consolidated financial statements.
Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, an entity will recognize a loss (or allowance) upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. ASU 2016-13 is effective for public companies for fiscal years beginning after December 15, 2019 with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods therein. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe adoption of this standard will have a material impact on its consolidated financial statements.

3. Revenue Recognition
Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring control of the goods or services to the customer.
Merchandise sales—The Company recognizes sale of merchandise at clubs and gas stations at the point of sale when the customer takes possession of the goods and tenders payment. At point of sale, the performance obligation is satisfied because control of the merchandise transfers to the customer. Sales of merchandise at the Company’s clubs and gas stations, excluding sales taxes, represent approximately 96% of the Company’s net sales and approximately 94% of the Company’s total revenues. Sales taxes are recorded as a liability at the point of sale. Revenue is recorded at the point of sale based on the transaction price on the merchandise tag, net of any applicable discounts, sales taxes and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the shipping point.
BJ’s Perks Rewards and My BJ's Perks programs— The Company’s BJ’s Perks Rewards® membership program allows participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ’s. The Company also offers a co-branded credit card program, the My BJ’s Perks® program, which allows My BJ's Perks® Mastercard credit card holders to earn 3% or 5% cash back on eligible purchases made at BJ’s and 1% or 2% cash back on purchases made with the card outside of BJ’s. Cash back is in the form of electronic awards issued in $20 increments that may be used online or in-club at the register and expire six months from the date issued.
Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or the Company’s website. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $27.6 million at May 4, 2019 and $23.5 million at May 5, 2018.
Royalty revenue received in connection with the My BJ's Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company’s total deferred royalty revenue related to the outstanding My BJ’s Perks Rewards was $13.3 million, $13.4 million and $12.7 million at May 4, 2019, February 2, 2019 and May 5, 2018, respectively. The timing of revenue recognition of these awards dollars is driven by actual customer activities, such as redemptions and expirations. The Company expects to recognize $10.4 million of the deferred revenue at May 4, 2019 in fiscal year 2019, and the remainder will be recognized in the years thereafter.
Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and purchase gas at the Company’s gas stations for the duration of the membership, which is generally 12 months. Because the Company has the obligation to provide access to its clubs, website and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $141.6 million, $134.4 million and $133.9 million at May 4, 2019, February 2, 2019 and May 5, 2018, respectively.
Gift Card Programs—The Company sells BJ’s gift cards that allow the customer to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized upon redemption of the gift card because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. Historically, the Company has recognized breakage under the remote model, which recognizes breakage income when the likelihood of the customer exercising its remaining rights becomes remote. Under the new guidance, the Company recognizes breakage in proportion to its rate of gift card redemptions. This change in breakage recognition model had an immaterial impact on the Company’s results of operations for each of the first quarters of fiscal year 2019 and fiscal year 2018, respectively. Deferred revenue related to gift cards was $8.0 million, $9.1 million and $8.1 million at May 4, 2019, February 2, 2019 and May 5, 2018, respectively. The Company recognized $11.1 million and $11.3 million of revenue from gift card redemptions in the first quarter of fiscal year 2019 and fiscal year 2018, respectively.

Disaggregation of Revenue
The Company’s club retail operations, which represent substantially all the consolidated total revenues, are the Company’s only reportable segment. All the Company’s identifiable assets are in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented. The following table summarizes the Company’s percentage of net sales disaggregated by category for the first quarter of fiscal year 2019 and fiscal year 2018:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Edible Grocery	24%	24%
Perishables	28%	29%
Non-Edible Grocery	22%	22%
General Merchandise	13%	12%
Gasoline and Other Ancillary Services	13%	13%

Note 4. Leases
The Company adopted ASC 842 as of February 3, 2019, using the modified retrospective method and applying transitional relief allowing entities to initially apply the requirements at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, results and disclosures for the reporting periods beginning on February 3, 2019 are reported and presented under ASC 842, while prior period amounts and disclosures are not adjusted and continue to be reported and presented under ASC 840.
As part of the adoption, the Company elected the following practical expedients:
1. A package of practical expedients allowing the Company to: a) carry forward its historical lease classification; b) avoid reassessing whether any expired or existing contracts are or contain leases; and c) avoid reassessing initial direct costs for any existing leases.
2. A practical expedient related to land easements, allowing the Company to carry forward the accounting treatment for land easements on existing agreements and eliminating the need to reassess existing lease contracts to determine if land easements are separate leases under ASC 842.
The Company did not elect the following practical expedients:
1. A practical expedient that would allow the Company to use hindsight in determining the lease term and to assess impairment of the entity's ROU assets, since election of this expedient could make adoption more complex given that re-evaluation of the lease term.
2. A practical expedient allowing the Company to not separate lease components from nonlease components (e.g., common area maintenance costs) since currently the Company does not combine lease and nonlease components for any of its real estate leases.

In accordance with ASC 842 the Company determines if an arrangement is a lease at inception or modification of a contract, and classifies each lease as either operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. The Company has operating and finance leases for the Company's clubs, and operating leases for the Company's distribution centers, corporate office, and stand alone gas stations. Operating leases, net of accumulated amortization, are included in operating lease ROU assets, and current and noncurrent operating lease liabilities, on the interim unaudited consolidated balance sheet. Finance leases are included in property and equipment, accrued expenses and other current liabilities, and other noncurrent liabilities on the interim unaudited consolidated balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of the ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term, which amortizes the ROU asset by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in selling general and administrative expense on the interim unaudited consolidated statement of operations and comprehensive income. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
The Company is generally obligated for the cost of property taxes, insurance, and maintenance relating to its leases, which are often variable lease payments. Such costs are presented as occupancy costs for finance and operating leases included in selling, general and administrative expense on the interim unaudited consolidated statement of operations and comprehensive income.
Certain of the Company's lease agreements provide for lease payments based on future sales volumes at the leased location, or include rental payments adjusted periodically for inflation or based on an index, which are not measurable at the inception of the lease. The Company expenses such variable amounts in the period incurred, which is the period in which it becomes probable that the specified target that triggers the variable lease payments will be achieved. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. The operating lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Where the Company's leases do not provide an implicit rate, the Company uses a collateralized incremental borrowing rate ("IBR") to determine the present value of lease payments. The collateralized IBR is based on a synthetic credit rating that is externally prepared on an annual basis at the measurement date, and that the Company adjusts quarterly with a yield curve that approximates the Company's market risk profile.
In calculating the present value of the lease payments, the Company has elected to utilize its estimated IBR based on the original lease term and not the remaining lease term. The initial primary term of the Company's operating leases ranges from 5 to 44 years, with most of these leases having an initial term of 20 years. The initial primary term of the Company's two finance leases are 20 years.
The adoption of ASC 842 resulted in the initial recognition of $2.040 billion of operating lease ROU assets and $2.071 billion of operating lease liabilities as of February 3, 2019. The difference between the assets and liabilities is attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right-of-use assets. The Company derecognized assets and liabilities of $94.7 million and $125.8 million, respectively, in connection with the non-cash transitional adjustment. As a result of adopting ASC 842, the Company also recorded a charge to retained earnings of $11.6 million, primarily associated with the net of tax impact of the Company's deferred gain on prior years' sale leaseback transactions. Finance leases were not impacted by the adoption of the new guidance, as finance lease liabilities and the corresponding assets were recorded on the consolidated balance sheet under the previous guidance. The adoption of this standard did not materially impact the Company's consolidated statements of operations and comprehensive income, or the Company's consolidated statements of cash flows.
As of May 4, 2019, assets recorded under finance leases were $19.2 million and accumulated amortization associated with finance leases was $8.6 million, while ROU assets recorded as operating leases were $2.092 billion and accumulated amortization associated with operating leases was $35.8 million. In the first quarter of fiscal year 2019 the Company recorded a non-cash increase of $49.4 million to ROU assets and liabilities resulting from lease reassessments.

The following table is a summary of the Company’s components of total lease costs for the first quarter of fiscal year 2019 (in thousands):

Operating lease cost	$78,434
Finance lease cost:
Amortization of lease assets	282
Interest on lease liabilities	631
Total finance lease costs	913
Variable lease costs	93
Total lease costs	$79,440

The weighted average remaining lease term and weighted average discount rate for operating and finance leases as of May 4, 2019 were as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term in years	9.2	10.1
Weighted average discount rate percentage	8.3%	8.3%

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

Operating cash flows paid for operating leases	$77,802
Operating cash flows paid for interest portion of finance leases	631
Financing cash flows paid for principal portion of finance leases	147

Future lease commitments to be paid and received by the Company as of May 4, 2019 were as follows (in thousands):

Fiscal year	Operating Leases	Finance Leases
2019 (a)	$207,601	$2,077
2020	309,055	3,412
2021	301,594	3,439
2022	286,136	3,439
2023	267,813	3,439
Thereafter	1,799,551	20,280
Total future minimum operating lease payments	3,171,750	36,086
Less: imputed interest	1,083,184	19,406
Present value of operating lease liabilities	$2,088,566	$16,680
(a) Represents the remainder of fiscal year 2019 which excludes the thirteen weeks ended May 4, 2019.

As of May 4, 2019, the Company had certain executed real estate and gas station leases that have not yet commenced and therefore are not reflected in the tables above. These leases are expected to commence between fiscal year 2019 and the fiscal year ending January 30, 2021 with lease terms ranging from 10 years to 25 years.

The following table represents the Company's lease commitments under its previous presentation of its operating and finance lease agreements as of February 2, 2019 (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019	$309,785	$4,510
2020	310,956	4,807
2021	299,410	4,833
2022	282,841	4,894
2023	264,363	4,956
Thereafter	1,778,207	34,377
Total	$3,245,562	$58,377

5. Related Party Transactions
Management Agreement
The Company had a management services agreement with the Sponsors for ongoing consulting and advisory services that terminated upon the consummation of the Company’s IPO. The management services agreement provided for the aggregate payment of management fees to the Sponsors (or advisory affiliates thereof) of $8.0 million per year, plus out of pocket expenses. The Company incurred no management fees for the first quarter of fiscal year 2019 and incurred $2.0 million in such fees for the first quarter of fiscal year 2018. Management fees and expenses are reported in selling, general and administrative expenses (“SG&A”) in the consolidated statements of operations and comprehensive income.
One of the Company’s suppliers, Advantage Solutions Inc. is controlled by affiliates of the Sponsors. Advantage Solutions Inc. is principally a provider of in-club product demonstration and sampling services, and the Company also engages them from time to time to provide ancillary support services, including for example, seasonal gift wrapping, on-floor sales assistance and display maintenance. The Company incurred approximately $11.8 million and $11.0 million of costs payable to Advantage Solutions Inc. for services rendered during the first quarter of fiscal year 2019 and fiscal year 2018, respectively. The demonstration and sampling service fees are fully funded by merchandise vendors who participate in the program.
The Company believes the terms obtained or consideration paid or received, as applicable, in connection with the transactions were comparable to terms available or amounts that would be paid or received, as applicable, in arms’-length transactions with unrelated parties.

6. Debt and Credit Arrangements
Debt consisted of the following at May 4, 2019, February 2, 2019 and May 5, 2018 (in thousands):

	May 4, 2019	February 2, 2019	May 5, 2018
ABL Facility	$281,000	$289,000	$210,000
First Lien Term Loan	1,526,201	1,530,045	1,892,546
Second Lien Term Loan	—	—	623,224
Unamortized debt discount and debt issuance cost	(17,287)	(18,197)	(38,560)
Less: current portion	(246,377)	(254,377)	(179,250)
Long-term debt	$1,543,537	$1,546,471	$2,507,960
ABL Facility
On August 17, 2018, the Company amended and restated the senior secured asset based revolving credit and term facility (the "ABL Facility") to extend the maturity date from February 3, 2022 to August 17, 2023 and reduce the applicable interest rates and letter of credit fees on the facility. Total fees associated with the refinancing were approximately $1.0 million. The Company capitalized approximately $0.9 million of new debt issuance costs and had immaterial write-offs for previously capitalized debt issuance costs and third-party fees.

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
At May 4, 2019, there was $281.0 million outstanding in loans under the ABL Facility and $29.2 million in outstanding letters of credit. At February 2, 2019, there was $289.0 million outstanding in loans under the ABL Facility and $41.2 million in outstanding letters of credit. At May 5, 2018, there was $210.0 million outstanding in loans under the ABL Facility and $44.6 million in outstanding letters of credit.
As of May 4, 2019, the interest rate on the revolving credit facility was 3.73%, and borrowing availability was $560.8 million. As of February 2, 2019, the interest rate on the revolving credit facility was 3.76%, and borrowing availability was $545.6 million. As of May 5, 2018, the interest rate on the revolving credit facility was 3.42%, and borrowing availability was $620.8 million.
First Lien Term Loan
On August 13, 2018, the Company amended its senior secured first lien term loan facility (the "First Lien Term Loan") to reduce the applicable interest rates and reduce the principal on the loan. The Company drew $350.0 million under its ABL Facility to fund the transaction. As amended, the First Lien Term Loan has an initial principal amount of $1,537.7 million and interest is calculated either at LIBOR plus 275 to 300 basis points or a base rate plus 175 to 200 basis points based on the Company achieving a net leverage ratio of 3.00 to 1.00. Total fees associated with the refinancing were approximately $1.8 million. The Company wrote-off $4.4 million of previously capitalized deferred debt issuance costs and original issue discount and expensed $1.8 million of new third-party fees.
At May 4, 2019, the interest rate for the First Lien Term Loan was 5.47%. At February 2, 2019, the interest rate for the First Lien Term Loan was 5.51%. At May 5, 2018, the interest rate for the First Lien Term Loan was 5.39%.
Principal payments on the First Lien Term Loan are required in quarterly installments of 0.25% of the original principal amount with the balance due upon maturity on February 3, 2024. Voluntary prepayments are permitted subject to premium payments. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain “fixed assets” of the Company and on a junior basis by certain “liquid” assets of the Company.
At May 4, 2019, there was $1,526.2 million outstanding on the First Lien Term Loan. At February 2, 2019, there was $1,530.0 million outstanding on the First Lien Term Loan. At May 5, 2018, there was $1,892.5 million outstanding on the First Lien Term Loan.
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
There was no balance outstanding on the Second Lien Term Loan as of May 4, 2019 or February 2, 2019, and a balance of $623.2 million outstanding as of May 5, 2018. At May 5, 2018, the interest rate for the Second Lien Term Loan was 9.39%.

7. Interest Expense, net
The following details the components of interest expense for the periods presented (in thousands):

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Interest on debt	$25,851	$42,129
Interest on capital lease and financing obligations	631	1,044
Debt issuance costs amortization	696	1,015
Original issue discount amortization	627	1,101
Capitalized interest	(16)	(86)
Interest expense, net	$27,789	$45,203
8. Commitments and Contingencies
The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.
9. Contingently Redeemable Common Stock
The Company and certain current and former management employees were party to a Management Stockholders Agreement (the “MSA”). All grants of equity by the Company to the employees were governed by the terms of individual equity award agreements and the MSA through the date of the IPO. The MSA specified certain transfer restrictions, tag-along and drag-along rights, put and call rights and various other rights and restrictions applicable to any equity held by employees. The call right permitted the Company to repurchase common stock held by an employee stockholder following a minimum holding period and prior to the expiration of a specified time period following the later of the employee’s termination of employment with the Company or acquisition of the common stock. If the employee’s employment was terminated for cause, the repurchase price was the least of (a) the fair market value as of the repurchase date, (b) the fair market value at issuance or (c) the price paid by the employee stockholder for such shares. If the employee’s employment was terminated other than for cause, the repurchase price was the fair market value as of the repurchase date.
The MSA also gave the employees the ability to put any shares back to the Company at fair market value upon death or disability while actively employed. As neither death nor disability while actively employed was a certainty, the shares of common stock held by the employee stockholders were considered to be contingently redeemable common stock and were accounted for outside of stockholders’ equity until the shares of common stock were either repurchased by the Company or the put right terminated. The contingently redeemable common stock was recorded at fair value of the common stock as of the date of issuance. Because meeting the contingency was not probable, $13.2 million of contingently redeemable common stock was recorded on the Company’s consolidated balance sheet related to these agreements as of May 5, 2018. Both the Company’s repurchase right, and the employee stockholder’s put right terminated upon the consummation of the IPO and reclassified all contingently redeemable common stock to common stock on the Company’s consolidated balance sheet. As of May 4, 2019 and February 2, 2019, there was no contingently redeemable common stock outstanding on the Company’s balance sheet.
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
10. Stock Incentive Plans
On June 13, 2018, the Company’s board of directors adopted, and its stockholders approved, the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan provides for the grant of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, stock appreciation rights, and cash awards. Prior to the adoption of the 2018 Plan, the Company granted stock-based compensation to employees and non-employee directors, respectively, under the Fourth Amended and Restated 2011 Stock Option Plan of BJ's Wholesale Club, Inc. ("2011 Plan") and the 2012 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (“2012 Director Plan”). No further grants will be made under 2011 Plan or the 2012 Director Plan.

The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, 2011 Plan or 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grants under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR"), that are not issued in connection with the stock settlement of the SAR on its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan or 2012 Director Plan.
The following table summarizes the Company’s stock award activity during the first quarter of fiscal year 2019 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 2, 2019	6,252	$10.09	973	$22.14	16	$27.59
Granted	725	27.59	796	27.59	—	—
Exercised/vested	(941)	5.18	—	—	—	—
Forfeited/canceled	(1)	5.72	—	—	—	—
Outstanding, May 4, 2019	6,035	$12.96	1,769	$24.59	16	$27.59
Stock-based compensation expense was $3.8 million and $1.0 million for the first quarter of fiscal year 2019 and fiscal year 2018, respectively.
In connection with the IPO, the Company's Board of Directors granted the following new awards to certain employees under the 2018 Plan, subject to vesting: stock options to purchase 2,510 shares of common stock, with an exercise price of $17.00 and restricted stock in the amount of 2,943 shares with a grant date fair value of $22.00, equivalent to the closing price of the first day of trading.
Treasury Shares Acquired on Restricted Stock Awards
Upon the vesting of 1,954 thousand restricted stock awards in fiscal year 2018, 782 thousand shares were reacquired to satisfy employees’ tax withholding obligations. These reacquired shares were recorded as $19.1 million of treasury stock and accordingly, reduced the number of common shares outstanding by 782 thousand shares.
11. Income Taxes

The effective income tax rate is based on estimated income from continuing operations for the year as well as discrete adjustments, if any, in the applicable quarterly periods. The Company projects the estimated annual effective tax rate for the year to be approximately 27.3%, excluding the tax effect of discrete events. Potential discrete adjustments include tax charges or benefits related to stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.
The Company’s effective income tax rate from continuing operations was 15.9% and 26.2% for the first quarter of fiscal year 2019 and fiscal year 2018, respectively. The decrease in the effective tax rate for the first quarter of fiscal year 2019 compared to the prior year period is primarily due to stock option windfall tax benefits recorded in the current year period.

We are subject to taxation in the U.S. federal and various state taxing jurisdictions. In general, the Company’s tax years from 2014 forward remain open and subject to examination by either the Internal Revenue Service or various state taxing authorities; however, certain ongoing state audits and appeals relate to prior tax years.

12. Fair Value Measurements
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
The fair value of the Company’s debt was determined based on comparable quoted market prices and on borrowing rates available to the Company at May 4, 2019, February 2, 2019 and May 5, 2018. These inputs are considered to be Level 2. At May 4, 2019, the fair value of total debt was $1,813.8 million compared to a carrying value of $1,807.2 million. At February 2, 2019, the fair value of total debt was $1,805.9 million compared to a carrying value of $1,819.0 million. At May 5, 2018, the fair value of total debt was $2,738.5 million compared to a carrying value of $2,725.8 million.
13. Earnings Per Share
The following table summarizes the computation of basic and diluted net income per share attributable to common stockholders:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Weighted-average common shares outstanding, used for basic computation	136,810,084	88,553,297
Plus: Incremental shares of potentially dilutive securities	3,652,488	4,738,965
Weighted-average number of common and dilutive potential common shares outstanding	140,462,572	93,292,262
Stock options and restricted shares of 286,124 and 209,149, respectively, were excluded from the computation of diluted earnings for the first quarter of fiscal year 2019, because their inclusion would have been anti-dilutive. Similarly, stock options of 901,572 were excluded from the computation of diluted earnings for the first quarter of fiscal year 2018.

14. Derivative Financial Instruments

Interest Rate Swaps
On November 13, 2018, the Company entered into three forward starting interest rate swaps (the "Interest Rate Swaps"), which became effective on February 13, 2019. The Company has fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0%. At May 4, 2019 and February 2, 2019, the Interest Rate Swaps were recorded as a liability of $24.6 million and $19.4 million, respectively, with the net of tax amount recorded in other comprehensive income.
The Company elected hedge accounting for the interest rate swap agreements, and as such, the effective portion of the gains and losses was recorded as a component of other comprehensive income. There were $5.2 million of losses recorded in the first quarter of fiscal year 2019 in other comprehensive income. There were no unrealized losses recorded in the first quarter of fiscal year 2018.

The fair values of derivative instruments included on the consolidated balance sheets are as follows (in thousands):

				Fair Value at
Accounting for cash flow hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	May 4, 2019	February 2, 2019
Interest rate swap	$600,000	3.00%	Other noncurrent liabilities	$(12,336)	$(9,730)
Interest rate swap	360,000	3.00%	Other noncurrent liabilities	(7,370)	(5,804)
Interest rate swap	240,000	3.00%	Other noncurrent liabilities	(4,920)	(3,876)
Net carrying amount	$1,200,000		Total liabilities	$(24,626)	$(19,410)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for fiscal year 2018. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the section of this Quarterly Report on Form 10-Q titled “Cautionary Note Regarding Forward-Looking Statements” and under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for fiscal year 2018.
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to “fiscal year 2019” relate to the 52 weeks ending February 1, 2020, and references herein to “fiscal year 2018” relate to the 52 weeks ended February 2, 2019. The first quarter of fiscal year 2019 ended on May 4, 2019, and the first quarter of fiscal year 2018 ended on May 5, 2018, and both include thirteen weeks.
Overview
BJ’s is a leading warehouse club operator on the east coast of the United States. We deliver significant value to our members, consistently offering 25% or more savings on a representative basket of manufacturer-branded groceries compared to traditional supermarket competitors. We provide a curated assortment focused on perishable products, continuously refreshed general merchandise, gasoline and other ancillary services to deliver a differentiated shopping experience, that is further enhanced by our omnichannel capabilities.
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 217 large-format, high volume warehouse clubs spanning 16 states. In our core New England markets, which have high population density and generate a disproportionate part of U.S. gross domestic product, we operate almost three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, www.bjs.com; our highly-rated mobile app and our integrated same-day delivery offering.
Our goal is to offer our members significant value and a meaningful return, in savings, on their annual membership fee. We have approximately 5.5 million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, gasoline and other ancillary services. The annual membership fee for our Inner Circle® membership is $55, and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent over $2 billion in sales, and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $282.9 million, representing approximately half of our Adjusted EBITDA, for fiscal year 2018.
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
Product mix. Changes in our product mix affect our performance. For example, we have continued to add private label products to our assortment of product offerings at our clubs, which we generally price lower than the manufacturer branded products of comparable quality that we also offer. Accordingly, a shift in our sales mix in which we sell more units of our private label products and fewer units of our manufacturer branded products would generally have a positive impact on our profit margins but an adverse impact on our overall net sales. Changes in our revenues from gasoline sales may also negatively affect our performance. Since gasoline generates lower profit margins than the remainder of our business, we could expect to see our overall gross profit margin rates decline as sales of gasoline increase.
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
Gasoline prices. The market price of gasoline impacts our net sales and comparable club sales, and large fluctuations in the price of gasoline may produce a short-term impact on our margins. Retail gasoline prices are driven by daily crude oil and wholesale commodity market changes and are volatile, as they are influenced by factors that include changes in demand and supply of oil and refined products, global geopolitical events, regional market conditions and supply interruptions caused by severe weather conditions. Typically, the change in crude oil prices impacts the purchase price of wholesale petroleum fuel products, which in turn impacts retail gasoline prices at the pump. During times when prices are particularly volatile, differences in pricing and procurement strategies between the Company and its competitors may lead to temporary margin contraction or expansion depending on whether prices are rising or falling, and this impact could affect our overall results for a fiscal quarter.
In addition, the relative level of gasoline prices from period to period may lead to differences in our net sales between those periods. Further, because we generally attempt to maintain a fairly stable gross profit per gallon, this variance in net sales, which may be substantial, may or may not have a significant impact on our operating income.
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
Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, which could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers. As of May 4, 2019, changes in commodity prices and general inflation had not materially impacted our business. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.
Refinancings. We used the proceeds of the IPO to repay indebtedness under our Second Lien Term Loan, which reduced our cost of capital and debt service obligations. In addition, we amended our ABL Facility and First Lien Term Loan, resulting in a reduction to the applicable interest rates.

Adoption of Accounting Standards Codification 842, Leases ("ASC 842"). We adopted ASC 842 effective February 3, 2019 using the modified retrospective method and applying transitional relief allowing entities to initially apply the requirements at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, results and disclosures for the reporting periods beginning on February 3, 2019 are reported and presented under ASC 842, while prior period amounts and disclosures are not adjusted and continue to be reported and presented under ASC 840, Leases. See Note 4 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our adoption of ASC 842.
How We Assess the Performance of Our Business
In assessing our performance, we consider a variety of performance and financial measures. The key GAAP measures include net sales, membership fee income, cost of sales, SG&A expenses and net income. In addition, we also review other important metrics such as Adjusted EBITDA, comparable club sales and merchandise comparable club sales, which exclude gasoline sales.
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

Selling, general and administrative expenses
SG&A consist of various expenses related to supporting and facilitating the sale of merchandise in our clubs, including the following:

•	payroll and payroll benefits for club and corporate employees;

•	rent, depreciation and other occupancy costs for retail and corporate locations;

•	advertising expenses;

•	tender costs, including credit and debit card fees;

•	amortization of intangible assets; and

•	consulting, legal, insurance and other professional services expenses.
SG&A expenses include both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to investments to spur comparable club sales growth, our continuing club growth and in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes-Oxley Act. In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A.
Net Income
Net income reflects the Company's net sales, less cost of sales, SG&A expenses, interest, taxes and other expenses.
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
Non-GAAP Financial Measures
Adjusted EBITDA
We present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. We define Adjusted EBITDA as income from continuing operations before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including: stock-based compensation expense, preopening expenses, management fees, non-cash rent, strategic consulting, offering costs, and other adjustments. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be considered an alternative to any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries. Additionally, Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for any analysis of our results as reported under GAAP.
Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We use Adjusted EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and to compare our performance against that of other peer companies using similar measures. We also use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation.

The following is a reconciliation of our income from continuing operations to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
(dollars in thousands)
Income from continuing operations	$36,085	$14,301
Interest expense, net	27,789	45,203
Provision for income taxes	6,808	5,066
Depreciation and amortization	38,670	41,422
Stock-based compensation expense(1)	3,844	970
Preopening expenses(2)	2,296	1,217
Management fees(3)	—	2,000
Noncash rent(4)	754	1,223
Strategic consulting(5)	6,739	6,949
Offering Costs(6)	1,222	—
Other adjustments(7)	(131)	3,206
Adjusted EBITDA	$124,076	$121,557
Adjusted EBITDA as a percentage of net sales	4.0%	4.1%

(1)	Represents total stock-based compensation expense.

(2)	Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.

(3)	Represents management fees paid to our sponsors (or advisory affiliates thereof) in accordance with our management services agreement, which terminated upon closing of the IPO.

(4)	Consists of an adjustment to remove the non-cash portion of rent expense.

(5)	Represents fees paid to external consultants for strategic initiatives of limited duration.

(6)	Represents costs related to equity offerings as our Sponsors exit.

(7)
Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan. Fiscal year 2018 also includes amortization of a deferred gain from sale leaseback transactions in 2013, and impairment charges related to a club that was relocated in fiscal year 2018.

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
The following is a reconciliation of our net cash from operating activities to free cash flow for the periods presented:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
(in thousands)
Net cash from operating activities	$44,936	$65,357
Less: Capital expenditures	(36,534)	(42,145)
Free cash flow	$8,402	$23,212

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended
(dollars in thousands)	May 4, 2019	May 5, 2018
Net sales	$3,069,763	$2,993,742
Membership fee income	73,373	67,955
Total revenues	3,143,136	3,061,697
Cost of sales	2,568,977	2,510,338
Selling, general and administrative expenses	501,181	485,572
Preopening expenses	2,296	1,217
Operating income	70,682	64,570
Interest expense, net	27,789	45,203
Income from continuing operations before income taxes	42,893	19,367
Provision for income taxes	6,808	5,066
Income from continuing operations	36,085	14,301
Loss from discontinued operations, net of income taxes	(287)	(164)
Net income	$35,798	$14,137
Operational Data:
Total clubs at end of period	217	215
Comparable club sales	2.0%	3.5%
Merchandise comparable club sales	1.9%	2.0%
Adjusted EBITDA	$124,076	$121,557
Free cash flow	8,402	23,212
Thirteen Weeks (first quarter) Ended May 4, 2019 Compared to Thirteen Weeks (first quarter) Ended May 5, 2018
Net Sales
Net sales for the first quarter of fiscal year 2019 were $3,070 million, a 2.5% increase from net sales reported for the first quarter of fiscal year 2018 of $2,994 million. The increase was due primarily to a 2.0% increase in comparable club sales.
Comparable club sales

Thirteen Weeks Ended
May 4, 2019
Comparable club sales	2.0%
Less: contribution from gasoline sales	0.1%
Merchandise comparable club sales	1.9%
Merchandise comparable club sales increased by 1.9% in the first quarter of fiscal year 2019. The increase was driven by growth in general merchandise sales of approximately 9.0%, and increases in sales of edible and non-edible groceries of approximately 1.0%, offset by a decrease in sales of perishables of approximately 1.0%.
The increase in general merchandise sales was driven by strong sales of home goods, which includes a range of products, such as gift cards, books and kitchen goods, consumer electronics and toys. The increases in sales of edible and non-edible groceries was due to higher sales of beverages, laundry care and health and beauty products. Our perishable comparable club sales declined for the first quarter of fiscal year 2019 due to decreases in sales of frozen meals.

Membership fee income
Membership fee income was $73.4 million in the first quarter of fiscal year 2019 compared to $68.0 million in the first quarter of fiscal year 2018, an 8.0% increase. The increase in membership fee income was due to the price increase implemented in 2018 and growth in members over last year.
Cost of sales
Cost of sales was $2,569.0 million, or 83.7% of net sales, in the first quarter of fiscal year 2019, compared to $2,510.3 million, or 83.9% of net sales, in the first quarter of fiscal year 2018. The decrease as a percentage of net sales of 0.2% was driven primarily by merchandise margin gains from the continued progress in our category profitability improvement program, partially offset by higher penetration of gasoline sales which lowers our overall margin rate.
Selling, general and administrative expenses
SG&A increased by 3.2% to $501.2 million in the first quarter of fiscal year 2019 from $485.6 million in the first quarter of fiscal year 2018. Charges associated with the March 2019 Secondary Offering, club asset impairment, and management fees, contributed $1.2 million, in the first quarter of fiscal year 2019, compared to $5.0 million in the first quarter of fiscal year 2018. The increase for the first quarter of fiscal year 2019 reflects continued investments in payroll expenses to drive our strategic priorities.
Preopening expenses
Preopening expenses were $2.3 million in the first quarter of fiscal year 2019, compared to $1.2 million in the first quarter of fiscal year 2018. Preopening expenses for the first quarter of fiscal year 2019 include charges for one new club that opened in the first quarter of fiscal year 2019 and three new clubs that are expected to open later in fiscal year 2019.
Interest expense
Interest expense was $27.8 million for the first quarter of fiscal year 2019, compared to $45.2 million for the first quarter of fiscal year 2018. Interest expense for the first quarter of fiscal year 2019 includes interest expense of $25.9 million related to debt service on outstanding borrowings, $1.3 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, and $0.6 million of other interest charges. Interest expense decreased in the first quarter of fiscal year 2019 due to the extinguishment of our Second Lien Term Loan and the benefit of repricing our First Lien Term Loan and ABL Facilities in fiscal year 2018.
Interest expense for the first quarter of fiscal year 2018 includes interest of $42.1 million related to debt service on outstanding borrowings, $2.1 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, and $1.0 million of other interest charges.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 15.9% for the first quarter of fiscal year 2019, compared to 26.2% for the first quarter of fiscal year 2018. The change in effective tax rate for the first quarter of fiscal year 2019, was due to a stock option windfall tax benefit recorded in the first quarter of fiscal year 2019. The Company projects the estimated annual effective tax rate for fiscal year 2019 to be approximately 27.3% excluding the tax effect of discrete events, such as windfall tax benefits.
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

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Facility. As of May 4, 2019 cash and cash equivalents totaled $29.9 million and we had $560.8 million of borrowings available under our ABL facility. We believe that our resources as of May 4, 2019, together with anticipated cash flows from operations and borrowing capacity under our ABL Facility will be sufficient to finance our operations, meet our current debt obligations, and fund anticipated capital expenditures for at least the next twelve months.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
(in thousands)
Net cash provided by operating activities	$44,936	$65,357
Net cash used in investing activities	(36,534)	(42,145)
Net cash used in financing activities	(5,671)	(27,695)
Net increase (decrease) in cash and cash equivalents	$2,731	$(4,483)
Net Cash from Operating Activities
Net cash provided by operating activities was $44.9 million for the first quarter of fiscal year 2019, compared to $65.4 million for the first quarter of fiscal year 2018. The decrease in operating cash flow was primarily due to the timing of accrued expenses and accounts payable.
Net Cash from Investing Activities
Cash used for capital expenditures was $36.5 million for the first quarter of fiscal year 2019, compared to $42.1 million for the first quarter of fiscal year 2018. The decrease is due to the timing spending on new and relocated clubs.
Net Cash from Financing Activities
Cash used in financing activities for the first quarter of fiscal year 2019 was $5.7 million, compared to $27.7 million for the first quarter of fiscal year 2018. The decrease compared to the first quarter of fiscal year 2018 is due mainly to the extinguishment of the Second Lien Term Loan and the partial paydown of the First Lien Term Loan, in conjunction with its repricing, each during fiscal year 2018 and the receipt of $6.3 million from stock option exercises during the first quarter of fiscal year 2019. The decrease also reflected net payments of $8.0 million on the ABL Facility in the first quarter of fiscal year 2019 and $7.0 million in the first quarter of fiscal year 2018.
Financing Obligations

On February 3, 2017, the Company entered into the ABL Facility, First Lien Term Loan and Second Lien Term Loan. On July 2, 2018, the Second Lien Term Loan was fully repaid in connection with the closing of the IPO.
On August 13, 2018, the Company refinanced its First Lien Term Loan and reduced the principal on the loan. The Company drew $350.0 million under its ABL Facility to fund the transaction. As amended, the First Lien Term Loan has an initial principal amount of $1,537.7 million and interest is calculated either at LIBOR plus 275 to 300 basis points or a base rate plus 175 to 200 basis points based on the Company achieving a net leverage ratio of 3.00 to 1.00. The Company paid debt costs of $1.8 million and accrued interest of $1.2 million at closing of the refinancing.

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
Contractual Obligations
The Company’s contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital needs. As of May 4, 2019, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
Off-Balance Sheet Arrangements
We have not entered into off-balance sheet arrangements. We do enter into operating lease commitments, letters of credit and purchase obligations in the normal course of our operations.
Critical Accounting Policies and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for fiscal year 2018. For a full discussion of our significant accounting policies, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
For a full discussion of recently issued accounting pronouncements, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to changes in market interest rates and these changes in rates will impact our net interest expense and our cash flow from operations. Substantially, all our borrowings carry variable interest rates. There have been no material changes in our market risk from the disclosure included under “Item. 7A. Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the fiscal year 2018.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 4, 2019.
Changes in Internal Control
During the first quarter of fiscal year 2019, we finished the implementation of a new lease management and accounting system and updated our accounting policies, business processes and internal controls to support the adoption of the new lease accounting standard ASU 2016-02, Leases (Topic 842), effective February 3, 2019.
Other than the foregoing, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certification of Incorporation	8-K	001-38559	3.1	July 2, 2018
3.2	Amended and Restated By-laws	8-K	001-38559	3.2	July 2, 2018
10.1	Form of Employee Stock Purchase Plan Offering Document, as amended May 7, 2019					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Linkbase Document
The agreements and other documents filed as exhibits to this Quarterly Report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: June 4, 2019	By:	/s/ Robert W. Eddy
Robert W. Eddy
Executive Vice President, Chief Financial & Administrative Officer (Principal Financial Officer)