Form 10-Q
period 2019-08-03
BJ's Wholesale Club Holdings, Inc.
filed 2019-08-30
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 23, 2019, the registrant had 136,772,790 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, including expectations regarding deferred revenue, lease commencement dates, impact of infrastructure investments on our operating model and selling, general and administrative expenses, sales of gasoline and gross profit margin rates, and new club and gas station openings, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “project,” “believe,” “estimate,” “predict,” “continue,” “would,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the section titled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (the "Annual Report on Form 10-K for the fiscal year 2018") and in this Quarterly Report on Form 10-Q in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	August 3, 2019	February 2, 2019	August 4, 2018
ASSETS
Current assets:
Cash and cash equivalents	$29,092	$27,146	$31,305
Accounts receivable, net	162,278	194,300	165,347
Merchandise inventories	1,026,541	1,052,306	1,005,045
Prepaid expenses and other current assets	47,353	63,454	107,345
Total current assets	1,265,264	1,337,206	1,309,042
Operating lease right-of-use assets, net	2,040,834	—	—
Property and equipment:
Land and buildings	388,399	390,243	396,349
Leasehold costs and improvements	208,978	203,394	195,455
Furniture, fixtures and equipment	1,096,179	1,039,360	982,117
Construction in progress	31,685	23,749	16,538
	1,725,241	1,656,746	1,590,459
Less: accumulated depreciation and amortization	(974,525)	(907,968)	(842,778)
Total property and equipment, net	750,716	748,778	747,681
Goodwill	924,134	924,134	924,134
Intangibles, net	153,730	200,870	212,561
Other assets	17,409	28,297	27,438
Total assets	$5,152,087	$3,239,285	$3,220,856
LIABILITIES
Current liabilities:
Current portion of long-term debt	$195,377	$254,377	$62,250
Current portion of operating lease liabilities	118,035	—	—
Accounts payable	798,504	816,880	783,108
Accrued expenses and other current liabilities	499,149	506,431	475,622
Total current liabilities	1,611,065	1,577,688	1,320,980
Long-term operating lease liabilities	1,957,934	—	—
Long-term debt	1,540,602	1,546,471	1,894,071
Deferred income taxes	46,508	36,937	52,988
Other non-current liabilities	160,564	280,273	270,690
Commitments and Contingencies (see Note 8)
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.01; 305,000 shares authorized, 140,185 shares issued and 136,762 outstanding at August 3, 2019; 138,099 shares issued and 137,317 outstanding at February 2, 2019; and 136,195 shares issued and 135,413 outstanding at August 4, 2018	1,402	1,381	1,362
Additional paid-in capital	760,191	742,072	731,324
Accumulated deficit	(813,223)	(915,113)	(1,033,851)
Accumulated other comprehensive income (loss)	(26,610)	(11,315)	2,401
Treasury stock, at cost, 3,423 shares at August 3, 2019; and 782 shares at February 2, 2019 and August 4, 2018	(86,346)	(19,109)	(19,109)
Total stockholders’ deficit	(164,586)	(202,084)	(317,873)
Total liabilities and stockholders’ deficit	$5,152,087	$3,239,285	$3,220,856

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	August 3, 2019	August 4, 2018
Net sales	$3,271,145	$3,236,664
Membership fee income	74,697	70,441
Total revenues	3,345,842	3,307,105
Cost of sales	2,733,085	2,718,602
Selling, general and administrative expenses	511,889	549,188
Preopening expense	2,127	641
Operating income	98,741	38,674
Interest expense, net	26,783	59,555
Income (loss) from continuing operations before income taxes	71,958	(20,881)
Provision (benefit) for income taxes	17,665	(15,391)
Income (loss) from continuing operations	54,293	(5,490)
Income (loss) from discontinued operations, net of income taxes	230	(124)
Net income (loss)	$54,523	$(5,614)
Income (loss) per share attributable to common stockholders—basic:
Income (loss) from continuing operations	$0.40	$(0.05)
Income (loss) from discontinued operations	—	—
Net income (loss)	$0.40	$(0.05)
Income (loss) per share attributable to common stockholders—diluted:
Income (loss) from continuing operations	$0.39	$(0.05)
Income (loss) from discontinued operations	—	—
Net income (loss)	$0.39	$(0.05)
Weighted average number of common shares outstanding:
Basic	136,571	106,915
Diluted	139,516	106,915
Other comprehensive income (loss):
Unrealized loss on cash flow hedge, net of income tax of $4,488	$(11,540)	$—
Total other comprehensive loss	$(11,540)	$—
Total comprehensive income (loss)	$42,983	$(5,614)
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Net sales	$6,340,908	$6,230,406
Membership fee income	148,070	138,396
Total revenues	6,488,978	6,368,802
Cost of sales	5,302,062	5,228,940
Selling, general and administrative expenses	1,013,070	1,034,760
Preopening expense	4,423	1,858
Operating income	169,423	103,244
Interest expense, net	54,572	104,758
Income (loss) from continuing operations before income taxes	114,851	(1,514)
Provision (benefit) for income taxes	24,473	(10,325)
Income from continuing operations	90,378	8,811
Loss from discontinued operations, net of income taxes	(57)	(288)
Net income	$90,321	$8,523
Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.66	$0.09
Loss from discontinued operations	—	—
Net income	$0.66	$0.09
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.65	$0.09
Loss from discontinued operations	—	—
Net income	$0.65	$0.09
Weighted average number of common shares outstanding:
Basic	136,690	97,734
Diluted	139,989	102,732
Other comprehensive income (loss):
Unrealized loss on cash flow hedge, net of income tax of $5,948	$(15,295)	$—
Total other comprehensive loss	$(15,295)	$—
Total comprehensive income	$75,026	$8,523
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND
STOCKHOLDERS’ DEFICIT
(Amounts in thousands)
(Unaudited)

	Contingently Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, February 2, 2019	—	$—	138,099	$1,381	$742,072	$(915,113)	$(11,315)	(782)	$(19,109)	$(202,084)
Net income	—	—	—	—	—	35,798	—	—	—	35,798
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(3,755)	—	—	(3,755)
Common stock issued under stock incentive plans	—	—	1,737	17	(17)	—	—	—	—	—
Stock compensation expense	—	—	—	—	3,844	—	—	—	—	3,844
Net cash received on option exercises	—	—	—	—	6,319	—	—	—	—	6,319
Cumulative effect of change in Accounting principle	—	—	—	—	—	11,569	—	—	—	11,569
Balance, May 4, 2019	—	$—	139,836	$1,398	$752,218	$(867,746)	$(15,070)	(782)	$(19,109)	$(148,309)
Net income	—	—	—	—	—	54,523	—	—	—	54,523
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(11,540)	—	—	(11,540)
Common stock issued under stock incentive plans	—	—	312	4	(4)	—	—	—	—	—
Common stock issued under ESPP plan	—	—	37	—	726	—	—	—	—	726
Stock compensation expense	—	—	—	—	4,952	—	—	—	—	4,952
Net cash received on option exercises	—	—	—	—	2,299	—	—	—	—	2,299
Treasury stock purchases	—	—	—	—	—	—	—	(2,641)	(67,237)	(67,237)
Balance, August 3, 2019	—	$—	140,185	$1,402	$760,191	$(813,223)	$(26,610)	(3,423)	$(86,346)	$(164,586)

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND
STOCKHOLDERS’ DEFICIT
(Amounts in thousands)
(Unaudited)

	Contingently Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, February 3, 2018	1,456	$10,438	87,073	$871	$2,883	$(1,036,012)	$2,401	—	$—	$(1,029,857)
Net income	—	—	—	—	—	14,137	—	—	—	14,137
Stock compensation expense	—	—	—	—	970	—	—	—	—	970
Options exercised	280	2,792	—	—	(2,210)	—	—	—	—	(2,210)
Call of shares	—	(28)	—	—	(12)	—	—	—	—	(12)
Net shares used to pay tax withholdings upon options exercise	—	—	—	—	(1,271)	—	—	—	—	(1,271)
Cumulative effect of change in Accounting principle	—	—	—	—	—	(6,362)	—	—	—	(6,362)
Balance, May 5, 2018	1,736	$13,202	87,073	$871	$360	$(1,028,237)	$2,401	—	$—	$(1,024,605)
Net income	—	—	—	—	—	(5,614)	—	—	—	(5,614)
Stock compensation expense	—	—	—	—	51,156	—	—	—	—	51,156
Common stock issued for public offering, net of related fees	—	—	43,125	431	685,458	—	—	—	—	685,889
Common stock issued under stock incentive plans	—	—	4,261	43	(43)	—	—	—	—	—
Stock reclassification as a result of public offering	(1,736)	(13,202)	1,736	17	13,185	—	—	—	—	13,202
Common stock repurchased upon vesting of stock awards	—	—	—	—	—	—	—	(782)	(19,109)	(19,109)
Net shares used to pay tax withholdings upon exercise	—	—	—	—	(18,792)	—	—	—	—	(18,792)
Balance, August 4, 2018	—	$—	136,195	$1,362	$731,324	$(1,033,851)	$2,401	(782)	$(19,109)	$(317,873)

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90,321	$8,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,671	82,498
Amortization of debt issuance costs and accretion of original issue discount	2,646	3,911
Debt extinguishment and refinancing charges	—	19,159
Impairment charges	—	3,000
Other non-cash items, net	2,733	791
Stock-based compensation expense	8,796	52,126
Deferred income tax provision (benefit)	10,563	(1,623)
Increase (decrease) in cash due to changes in:
Accounts receivable	32,022	25,409
Merchandise inventories	25,765	14,093
Prepaid expenses and other current assets	20,980	20,676
Other assets	(498)	1,005
Accounts payable	(15,046)	37,524
Change in book overdrafts	(5,865)	(28,295)
Accrued expenses	(35,083)	(34,388)
Other non-current liabilities	119	(1,190)
Net cash provided by operating activities	215,124	203,219
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(88,298)	(75,666)
Net cash used in investing activities	(88,298)	(75,666)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(7,689)	(22,829)
Extinguishment of Second Lien Term Loan	—	(631,283)
Proceeds from ABL Facility	596,000	670,000
Payments on ABL Facility	(655,000)	(794,000)
Net cash received (paid) from stock option exercises	8,618	(19,481)
Net cash received from Employee Stock Purchase Program (ESPP)	726	—
Acquisition of treasury stock	(67,237)	(19,149)
Proceeds from Initial Public Offering, net of underwriters’ discount and commission	—	690,970
Payment of Initial Public Offering costs	—	(5,081)
Other financing activities	(298)	(349)
Net cash used in financing activities	(124,880)	(131,202)
Net increase (decrease) in cash and cash equivalents	1,946	(3,649)
Cash and cash equivalents at beginning of period	27,146	34,954
Cash and cash equivalents at end of period	$29,092	$31,305
Supplemental cash flow information:
Interest paid	$50,844	$99,071
Income taxes paid	17,094	13,988
Noncash financing and investing activities:
Property additions included in accrued expenses	15,981	13,747
Conversion of contingently redeemable common stock into common stock	—	13,202
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s is a leading warehouse club operator on the east coast of the United States. As of August 3, 2019, the Company operated 217 warehouse clubs and 140 gas stations, in 16 states. The Company is a publicly traded entity and is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BJ.”
The Company follows, and reports, based on the National Retail Federation’s fiscal calendar. The thirteen-week periods ended August 3, 2019 and August 4, 2018 are referred to as the "second quarter of fiscal year 2019" and the "second quarter of fiscal year 2018," respectively.
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
The consolidated balance sheet as of February 2, 2019 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the second quarter of fiscal year 2019 are not necessarily indicative of future results or results to be expected for fiscal year 2019. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year 2018, as filed with the Securities and Exchange Commission (the "SEC") on March 25, 2019.
Initial Public Offering and Secondary Offerings
On July 2, 2018, the Company completed its initial public offering ("IPO"), in which the Company issued and sold 43,125,000 shares of its common stock (including 5,625,000 shares of common stock that were subject to the underwriters’ option to purchase additional shares) at an initial public offering price of $17.00 per share. The Company received total aggregate proceeds of $685.9 million net of underwriters’ discounts, commissions and other transaction expenses, which totaled $47.2 million.
On July 2, 2018, the Company used the net proceeds from the IPO to extinguish the total outstanding balance of $623.2 million of its senior secured second lien term loan facility (the “Second Lien Term Loan”). See Note 6, Debt and Credit Arrangements, for further discussion regarding the Second Lien Term Loan extinguishment.
On October 1, 2018, certain selling stockholders completed a registered sale (the "October 2018 Secondary Offering") of 32,200,000 shares of the Company’s common stock at a public offering price of $26.00 per share. Of the 32,200,000 shares sold, 4,200,000 shares represented the underwriters’ exercise of their overallotment option. The Company did not receive any proceeds from this offering or incur underwriters’ discounts or commissions on the sale. The Company incurred transaction costs of $2.4 million primarily for legal, accounting and printer services related to the offering.
On March 11, 2019, certain selling stockholders completed a registered sale (the "March 2019 Secondary Offering") of 19,550,000 shares of the Company's common stock at a public offering price of $25.08 per share. Of the 19,550,000 shares sold, 2,550,000 shares represented the underwriters’ exercise of their overallotment option. The Company did not receive any proceeds from the March 2019 Secondary Offering or incur underwriters’ discounts or commissions on the sale. The Company incurred transaction costs of $1.2 million primarily for legal, accounting and printer services related to the offering.
On June 6, 2019, certain selling stockholders completed a registered sale (the "June 2019 Secondary Offering") of 17,500,000 shares of the Company's common stock at a public offering price of $24.65 per share. The Company did not receive any proceeds from the June 2019 Secondary Offering or incur underwriters’ discounts or commissions on the sale. The Company incurred immaterial transaction costs related to the June 2019 Secondary Offering.

On June 27, 2019, certain selling stockholders completed a registered sale (the "CVC June 2019 Secondary Offering") of 9,977,024 shares of the Company's common stock at a price of $25.41 per share. In connection with this offering, the Company repurchased 2,500,000 shares at $25.41 per share. The Company did not receive any proceeds from the CVC June 2019 Secondary Offering or incur underwriters’ discounts or commissions on the sale. The Company incurred immaterial transaction costs related to the CVC June 2019 Secondary Offering.
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
Reclassification
A reclassification has been made to the consolidated statements of cash flows for the twenty-six weeks ended August 4, 2018 related to a tax windfall benefit from that period and the impact of recording the allowance for returns reserve on a gross basis in accordance with the adoption of ASU 2014-09, Revenue from Contracts with Customers, in order to conform with the current period presentation of these items. Specifically, the Other non-cash items, net line item decreased by $9.7 million, the Deferred income tax provision (benefit) line item decreased by $0.1 million, the Prepaid expenses and other current assets line item increased by $7.8 million, and the Accrued expenses line item increased by $2.0 million. The reclassification has no impact on net cash provided by operating activities.
Recent Accounting Pronouncements
The accounting policies the Company follows are set forth in its audited financial statements for fiscal year 2018. There have been no material changes to these accounting policies, except as noted below for new accounting pronouncements adopted at the beginning of fiscal year 2019.
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
The Company adopted ASC 842 using the modified retrospective method at the beginning of fiscal year 2019. In accordance with ASC 842, the Company did not recast comparative periods in transition to ASC 842 and instead reported comparative periods under ASC 840. Adoption of the standard resulted in the initial recognition of $2.040 billion of operating lease right-of-use (“ROU”) assets and $2.071 billion of operating lease liabilities as of February 3, 2019. The difference between the assets and liabilities is attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the ROU assets. Finance leases were not impacted by the adoption of the new guidance as finance lease liabilities and the corresponding assets were recorded on the consolidated balance sheet under the previous guidance. The adoption of this standard did not have a material impact on the Company’s interim unaudited consolidated statements of operations and comprehensive income, statements of contingently redeemable common stock and stockholders’ deficit or cash flows, and had a $11.6 million impact on beginning retained earnings in fiscal year 2019 primarily associated with the impact of the Company's deferred gain on prior years' sale leaseback transactions, net of tax. The Company elected the transition package of practical expedients permitted within the new standard which, among other things, allowed it to carry-forward the historical lease classification. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of ROU assets and therefore continued to utilize lease terms determined under previous lease guidance.
Please refer to Note 4 – Leases for further discussion on the Company's leases.

Non-Employee Share-Based Compensation (ASU 2018-07)
In June 2018, the FASB issued ASU 2018-07 Improvements to Non-employee Share-Based Payment Accounting which updates the guidance to Compensation—Stock Compensation (Topic 718). The updated guidance aligns the measurement and classification guidance for share-based payments to non-employees with the guidance for share-based payments to employees, with certain exceptions. The Company adopted ASU 2018-07 at the beginning of fiscal year 2019 and the adoption of this standard did not have a material impact on its consolidated financial statements.
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
Goodwill Impairment (ASU 2017-04)
In January 2017, the FASB issued ASU 2017-04, which provides amendments to ASC 350, "Intangibles - Goodwill and Other", to eliminate Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company does not believe adoption of this standard will have a material effect on its consolidated financial statements.
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

3. Revenue Recognition
Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue as it satisfies a performance obligation by transferring control of the goods or services to the customer.
Merchandise sales—The Company recognizes sales of merchandise at clubs and gas stations when the customer takes possession of the goods and tenders payment. Sales of merchandise at the Company’s clubs and gas stations, excluding sales taxes, represent approximately 96% of the Company’s net sales and approximately 94% of the Company’s total revenues for the twenty-six weeks ended August 3, 2019. Sales taxes are recorded as a liability at the point of sale. Revenue is recorded at the point of sale based on the transaction price on the shelf sign, net of any applicable discounts, sales taxes and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the shipping point.
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
Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or the Company’s website. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $28.4 million at August 3, 2019, $25.8 million at February 2, 2019 and $24.2 million at August 4, 2018.
Royalty revenue received in connection with the My BJ's Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company’s total deferred royalty revenue related to the outstanding My BJ’s Perks Rewards was $13.2 million, $13.4 million and $12.9 million at August 3, 2019, February 2, 2019 and August 4, 2018, respectively. The timing of revenue recognition of these awards dollars is driven by actual customer activities, such as redemptions and expirations. As of August 3, 2019, the Company expects to recognize $9.5 million of the deferred revenue in fiscal year 2019, and expects the remainder will be recognized in the years thereafter.
Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. Because the Company has the obligation to provide access to its clubs, website and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $138.4 million, $134.4 million and $129.9 million at August 3, 2019, February 2, 2019 and August 4, 2018, respectively.
Gift Card Programs—The Company sells BJ’s gift cards that allow the customer to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized upon redemption of the gift card because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. Historically, the Company has recognized breakage under the remote model, which recognizes breakage income when the likelihood of the customer exercising its remaining rights becomes remote. Under the current guidance, the Company recognizes breakage in proportion to its rate of gift card redemptions. This change in breakage recognition model had an immaterial impact on the Company’s results of operations for the second quarter of fiscal year 2019 and second quarter of fiscal year 2018. Deferred revenue related to gift cards was $8.1 million, $9.1 million and $7.5 million at August 3, 2019, February 2, 2019 and August 4, 2018, respectively. The Company recognized $11.4 million and $10.1 million of revenue from gift card redemptions in the second quarter of fiscal year 2019 and second quarter of fiscal year 2018, respectively. The Company recognized $22.5 million and $21.4 million of revenue from gift card redemptions in the twenty-six weeks ended August 3, 2019 and the twenty-six weeks ended August 4, 2018, respectively.

Disaggregation of Revenue
The Company’s club retail operations, which represent substantially all the consolidated total revenues, are the Company’s only reportable segment. All the Company’s identifiable assets are in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented. The following table summarizes the Company’s percentage of net sales disaggregated by category for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively.

	Thirteen Weeks Ended
	August 3, 2019	August 4, 2018
Edible Grocery	23%	23%
Perishables	29%	29%
Non-Edible Grocery	20%	21%
General Merchandise	15%	13%
Gasoline and Other Ancillary Services	13%	14%
The following table summarizes the Company’s percentage of net sales disaggregated by category for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively.

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Edible Grocery	23%	23%
Perishables	28%	29%
Non-Edible Grocery	21%	21%
General Merchandise	14%	13%
Gasoline and Other Ancillary Services	14%	14%

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

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. The Company has operating and finance leases for the Company's clubs, and operating leases for the Company's distribution centers, corporate office, and stand-alone gas stations. Operating leases, net of accumulated amortization, are included in operating lease ROU assets, and current and non-current operating lease liabilities, on the interim unaudited consolidated balance sheet. Finance leases are included in property and equipment, accrued expenses and other current liabilities, and other non-current liabilities on the interim unaudited consolidated balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of the ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term, which amortizes the ROU asset by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in selling general and administrative expense on the interim unaudited consolidated statement of operations and comprehensive income. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
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
As of August 3, 2019, assets recorded under finance leases were $19.3 million and accumulated amortization associated with finance leases was $8.9 million, while ROU assets recorded as operating leases were $2.114 billion and accumulated amortization associated with operating leases was $73.0 million. As of August 3, 2019, the Company also recorded non-cash increases of $71.7 million to ROU assets and liabilities resulting from lease reassessments.

The following table is a summary of the Company’s components of total lease costs for the thirteen and twenty-six weeks ended August 3, 2019, respectively (in thousands):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	August 3, 2019	August 3, 2019
Operating lease cost	$81,327	$159,761
Finance lease cost:
Amortization of right-of-use assets	282	564
Interest on lease liabilities	628	1,259
Total finance lease costs	910	1,823
Variable lease costs	—	93
Net lease costs	$82,237	$161,677

The weighted average remaining lease term and weighted average discount rate for operating and finance leases as of August 3, 2019 were as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term in years	9.2	9.8
Weighted average discount rate percentage	8.3%	8.3%

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

Operating cash flows paid for operating leases	$154,980
Operating cash flows paid for interest portion of finance leases	1,259
Financing cash flows paid for principal portion of finance leases	298

Future lease commitments to be paid by the Company as of August 3, 2019 were as follows (in thousands):

Fiscal year	Operating Leases	Finance Leases
2019 (a)	$131,243	$1,298
2020	311,318	3,412
2021	305,401	3,439
2022	289,964	3,439
2023	271,653	3,439
Thereafter	1,818,427	20,281
Total future minimum operating lease payments	3,128,006	35,308
Less: imputed interest	(1,052,037)	(18,779)
Present value of operating lease liabilities	$2,075,969	$16,529

(a) Represents the remainder of fiscal year 2019 which excludes the twenty-six weeks ended August 3, 2019.

As of August 3, 2019, the Company had certain executed real estate and gas station leases that have not yet commenced and therefore are not reflected in the tables above. These leases are expected to commence between fiscal year 2019 and the fiscal year ending January 30, 2021 with lease terms ranging from 10 years to 25 years.

The following table represents the Company's lease commitments under its previous presentation of its operating and finance lease agreements as of February 2, 2019 (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019	$309,785	$4,510
2020	310,956	4,807
2021	299,410	4,833
2022	282,841	4,894
2023	264,363	4,956
Thereafter	1,778,207	34,377
Total	$3,245,562	$58,377

5. Related Party Transactions
Management Agreement
The Company had a management services agreement with the Sponsors for ongoing consulting and advisory services that terminated upon the consummation of the Company’s IPO. The management services agreement provided for the aggregate payment of management fees to the Sponsors (or advisory affiliates thereof) of $8.0 million per year, plus out of pocket expenses. The Company incurred no management fees for the thirteen and twenty-six weeks ended August 3, 2019, respectively. The Company incurred $1.3 million and $3.3 million of management fees for the thirteen and twenty-six weeks ended August 4, 2018, respectively. Management fees and expenses are reported in selling, general and administrative expenses (“SG&A”) in the consolidated statements of operations and comprehensive income.
One of the Company’s suppliers, Advantage Solutions Inc., is controlled by affiliates of the Sponsors. Advantage Solutions Inc. is principally a provider of in-club product demonstration and sampling services, and the Company also engages them from time to time to provide ancillary support services, including for example, seasonal gift wrapping, on-floor sales assistance and display maintenance. The Company incurred approximately $10.6 million and $10.4 million of costs payable to Advantage Solutions Inc. for services rendered during the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively. The Company incurred approximately $22.4 million and $22.0 million costs payable to Advantage Solutions Inc. for services rendered during the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively. The demonstration and sampling service fees are fully funded by merchandise vendors who participate in the program.
The Company believes the terms obtained or consideration paid or received, as applicable, in connection with the transactions were comparable to terms available or amounts that would be paid or received, as applicable, in arms’-length transactions with unrelated parties.

6. Debt and Credit Arrangements
Debt consisted of the following at August 3, 2019, February 2, 2019 and August 4, 2018 (in thousands):

	August 3, 2019	February 2, 2019	August 4, 2018
ABL Facility	$230,000	$289,000	$93,000
First Lien Term Loan	1,522,356	1,530,045	1,887,734
Unamortized debt discount and debt issuance cost	(16,377)	(18,197)	(24,413)
Less: current portion	(195,377)	(254,377)	(62,250)
Long-term debt	$1,540,602	$1,546,471	$1,894,071

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
The ABL Facility is comprised of a $950.0 million revolving credit facility and a $50.0 million term loan. The ABL Facility is secured on a senior basis by certain “liquid assets” of the Company and secured on a junior basis by certain “fixed assets” of the Company. The $50.0 million term loan payment terms are restricted in that the term loan cannot be repaid unless all loans outstanding under the revolving credit facility are repaid, and once repaid, cannot be re-borrowed. The availability under the $950.0 million revolving credit facility is restricted based on eligible monthly merchandise inventories and receivables as defined in the facility agreement. As amended, interest on the revolving credit facility is calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan is calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The ABL Facility also provides a sub-facility for issuances of letters of credit subject to certain fees defined in the ABL Facility agreement. The ABL Facility is subject to various commitment fees during the term of the facility based on utilization of the revolving credit facility.
At August 3, 2019, there was $230.0 million outstanding in loans under the ABL Facility and $26.3 million in outstanding letters of credit. At February 2, 2019, there was $289.0 million outstanding in loans under the ABL Facility and $41.2 million in outstanding letters of credit. At August 4, 2018, there was $93.0 million outstanding in loans under the ABL Facility and $46.7 million in outstanding letters of credit.
As of August 3, 2019, the interest rate on the revolving credit facility was 3.48%, and borrowing availability was $558.1 million. As of February 2, 2019, the interest rate on the revolving credit facility was 3.76%, and borrowing availability was $545.6 million. As of August 4, 2018, the interest rate on the revolving credit facility was 3.58%, and borrowing availability was $672.9 million.
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
At August 3, 2019, the Company's net leverage ratio was less than 3.00 and the interest rate for the First Lien Term Loan was 5.08%. At February 2, 2019, the interest rate for the First Lien Term Loan was 5.51%. At August 4, 2018, the interest rate for the First Lien Term Loan was 5.60%.
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
At August 3, 2019, there was $1,522.4 million outstanding on the First Lien Term Loan. At February 2, 2019, there was $1,530.0 million outstanding on the First Lien Term Loan. At August 4, 2018, there was $1,887.7 million outstanding on the First Lien Term Loan.
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

7. Interest Expense, net
The following details the components of interest expense for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Interest on debt	$24,847	$37,633	$50,698	$79,762
Interest on capital lease and financing obligations	628	1,041	1,259	2,085
Debt issuance costs amortization	696	915	1,392	1,930
Original issue discount amortization	627	878	1,254	1,979
Loss on debt extinguishment	—	19,159	—	19,159
Capitalized interest	(15)	(71)	(31)	(157)
Interest expense, net	$26,783	$59,555	$54,572	$104,758
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
The MSA also gave the employees the ability to put any shares back to the Company at fair market value upon death or disability while actively employed. As neither death nor disability while actively employed was a certainty, the shares of common stock held by the employee stockholders were considered to be contingently redeemable common stock and were accounted for outside of stockholders’ equity until the shares of common stock were either repurchased by the Company or the put right terminated. The contingently redeemable common stock was recorded at fair value of the common stock as of the date of issuance. Both the Company’s repurchase right, and the employee stockholder’s put right terminated upon the consummation of the IPO and reclassified all contingently redeemable common stock to common stock on the Company’s consolidated balance sheet. As of August 3, 2019, February 2, 2019 and August 4, 2018, there was no contingently redeemable common stock outstanding on the Company’s balance sheet.
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
The following table summarizes the Company’s stock award activity during the twenty-six weeks ended August 3, 2019 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 2, 2019	6,252	$10.09	973	$22.14	16	$27.59
Granted	726	27.59	797	27.59	22	25.70
Exercised/vested	(1,242)	5.48	(318)	26.40	(16)	25.64
Forfeited/canceled	(4)	5.72	(6)	25.63	—	—
Outstanding, August 3, 2019	5,732	$13.30	1,446	$25.16	22	$25.70
Stock-based compensation expense was $5.0 million and $51.2 million for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively. Stock-based compensation expense was $8.8 million and $52.1 million for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively.
In connection with the IPO, the Company's board of directors granted the following new awards to certain employees under the 2018 Plan, subject to vesting: stock options to purchase 2,510,263 shares of common stock, with an exercise price of $17.00 and restricted stock in the amount of 2,942,695 shares with a grant date fair value of $22.00, equivalent to the closing price of the first day of trading.
Treasury Shares Acquired
On June 27, 2019, the Company completed the CVC June 2019 Secondary Offering of 9,977,024 shares of the Company's common stock and, in connection with the offering, the Company repurchased 2,500,000 shares of common stock at a price of $25.41 per share. These repurchased shares are being held in treasury.
In addition, 140,630 shares and 781,866 shares were reacquired to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the second quarter of fiscal 2019 and the second quarter of fiscal 2018, respectively. These reacquired shares were recorded as $3.7 million and $19.1 million of treasury stock in the second quarter of fiscal 2019 and the second quarter of fiscal 2018, respectively.
11. Income Taxes

The effective income tax rate is based on estimated income from continuing operations for the fiscal year as well as discrete adjustments, if any, in the applicable quarterly periods. The Company projects the estimated annual effective tax rate for the fiscal year to be 27.0%, excluding the tax effect of discrete events. Potential discrete adjustments include tax charges or benefits related to stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.

The Company’s effective income tax rate from continuing operations was 24.5% and 73.7% for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively; and 21.3% and 682.0% for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively. The decrease in the effective tax rate for the second quarter of fiscal year 2019 compared to second quarter of fiscal year 2018 is due to pretax book income in the second quarter of fiscal year 2019 versus a pretax book loss in the second quarter of fiscal year 2018 netted with lower excess tax benefits from stock-based compensation in the second quarter of fiscal year 2019.

We are subject to taxation in the U.S. federal and various state taxing jurisdictions. In general, the Company’s tax years from 2014 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities; however, certain ongoing state audits and appeals relate to earlier periods.
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
The fair value of the Company’s debt was determined based on comparable quoted market prices and on borrowing rates available to the Company at August 3, 2019, February 2, 2019 and August 4, 2018. These inputs are considered to be Level 2. At August 3, 2019, the fair value of total debt was $1,760.0 million compared to a carrying value of $1,752.4 million. At February 2, 2019, the fair value of total debt was $1,805.9 million compared to a carrying value of $1,819.0 million. At August 4, 2018, the fair value of total debt was $1,982.7 million compared to a carrying value of $1,980.7 million.
13. Earnings Per Share
The following table summarizes the computation of basic and diluted net income per share attributable to common stockholders:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Weighted-average common shares outstanding, used for basic computation	136,570,834	106,914,966	136,690,459	97,734,132
Plus: Incremental shares of potentially dilutive securities	2,945,487	—	3,298,988	4,997,608
Weighted-average number of common and dilutive potential common shares outstanding	139,516,321	106,914,966	139,989,447	102,731,740
Stock options and restricted shares of 740,655 and 539,991, respectively, were excluded from the computation of diluted earnings for the thirteen weeks ended August 3, 2019, because their inclusion would have been anti-dilutive. Stock options and restricted shares of 513,389 and 374,570, respectively, were excluded from the computation of diluted earnings for the twenty-six weeks ended August 3, 2019 because their inclusion would have been anti-dilutive. Similarly, stock options of 3,155,531 were excluded from the computation of diluted earnings for the twenty-six weeks ended August 4, 2018.

14. Derivative Financial Instruments

Interest Rate Swaps
On November 13, 2018, the Company entered into three forward starting interest rate swaps (the "Interest Rate Swaps"), which became effective on February 13, 2019. The Company has fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0%. At August 3, 2019 and February 2, 2019, the Interest Rate Swaps were recorded as a liability of $41.1 million and $19.4 million, respectively, with the net of tax amount recorded in other comprehensive income.
The Company elected hedge accounting for the interest rate swap agreements, and as such, the effective portion of the gains and losses was recorded as a component of other comprehensive income. There were $16.0 million and $21.2 million of losses recorded in the thirteen and twenty-six weeks ended August 3, 2019, respectively, in other comprehensive income. There were no unrealized losses recorded in the thirteen and twenty-six weeks ended August 4, 2018.
The fair values of derivative instruments included on the consolidated balance sheets are as follows (in thousands):

				Fair Value at
Accounting for cash flow hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	August 3, 2019	February 2, 2019
Interest rate swap	$600,000	3.00%	Other non-current liabilities	$(20,549)	$(9,730)
Interest rate swap	360,000	3.00%	Other non-current liabilities	(12,303)	(5,804)
Interest rate swap	240,000	3.00%	Other non-current liabilities	(8,207)	(3,876)
Net carrying amount	$1,200,000		Total liabilities	$(41,059)	$(19,410)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year 2018. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the section of this Quarterly Report on Form 10-Q titled “Cautionary Note Regarding Forward-Looking Statements” and under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year 2018.
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to “fiscal year 2019” relate to the 52 weeks ending February 1, 2020, and references herein to “fiscal year 2018” relate to the 52 weeks ended February 2, 2019. The second quarter of fiscal year 2019 ended on August 3, 2019, and the second quarter of fiscal year 2018 ended on August 4, 2018, and both include thirteen weeks.
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
Our goal is to offer our members significant value and a meaningful return, in savings, on their annual membership fee. We have approximately 5.5 million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, gasoline and other ancillary services. The annual membership fee for our Inner Circle® membership is $55, and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented over $2 billion in annual sales for fiscal year 2018, and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $282.9 million, representing approximately half of our Adjusted EBITDA, for fiscal year 2018.
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
Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, which could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers. As of August 3, 2019, changes in commodity prices and general inflation had not materially impacted our business. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.
Tariffs. We are implementing a variety of mitigation measures in order to reduce the risk associated with our direct exposure to tariffs. We have diversified our global supply chain to reduce reliance on China by sourcing high-quality products from other markets in both Asia and Africa. Chinese-sourced goods represent 3% of our cost of sales, which we expect to be slightly lower next year. We believe that this gives us a much smaller exposure to tariffs than many other retailers.

Refinancings. We used the proceeds of the initial public offering ("IPO") to repay indebtedness under our Second Lien Term Loan (as defined below) which reduced our cost of capital and debt service obligations. In addition, we amended our ABL Facility and First Lien Term Loan, resulting in a reduction to the applicable interest rates.
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
How We Assess the Performance of Our Business
In assessing our performance, we consider a variety of performance and financial measures. The key generally accepted accounting principles in the United States of America ("GAAP") measures include net sales, membership fee income, cost of sales, selling, general and administrative expenses ("SG&A") and net income. In addition, we also review other important metrics such as Adjusted EBITDA, comparable club sales and merchandise comparable club sales, which exclude gasoline sales.
Net sales
Net sales are derived from direct retail sales to customers in our clubs and online, net of merchandise returns and discounts. Growth in net sales is impacted by opening new clubs and increases in comparable club sales.
Comparable club sales
Comparable club sales, also known as same store sales, is an important measure throughout the retail industry. In determining comparable club sales, we include all clubs that were open for at least thirteen months at the beginning of the period and were in operation during all of both periods being compared, including relocated clubs and expansions. There may be variations in the way in which some of our competitors and other retailers calculate comparable or same store sales. As a result, data in this Quarterly Report on Form 10-Q regarding our comparable club sales may not be comparable to similar data made available by other retailers.
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

Selling, general and administrative expenses
SG&A consists of various expenses related to supporting and facilitating the sale of merchandise in our clubs, including the following:

•	payroll and payroll benefits for club and corporate employees;

•	rent, depreciation and other occupancy costs for retail and corporate locations;

•	advertising expenses;

•	tender costs, including credit and debit card fees;

•	amortization of intangible assets; and

•	consulting, legal, insurance and other professional services expenses.
SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A may not be comparable to those of other retailers. We expect that our SG&A will increase in future periods due to investments to spur comparable club sales growth, our continuing club growth and in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes-Oxley Act of 2002. In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A.
Net Income
Net income reflects the Company's net sales, less cost of sales, SG&A, interest, taxes and other expenses.
Adjusted EBITDA
Adjusted EBITDA is defined as income from continuing operations before interest expense, net, provision (benefit) for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including compensatory payments related to options, stock-based compensation expense, pre-opening expenses, management fees, non-cash rent, strategic consulting expenses, severance, costs related to our IPO and the registered offerings by selling stockholders (such offering costs, collectively, "offering costs") and other adjustments. For a reconciliation of Adjusted EBITDA to income from continuing operations, the most directly comparable GAAP measure, see “—Non-GAAP Financial Measures.”
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

The following is a reconciliation of our income from continuing operations to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
(dollars in thousands)
Income (loss) from continuing operations	$54,293	$(5,490)	$90,378	$8,811
Interest expense, net	26,783	59,555	54,572	104,758
Provision (benefit) for income taxes	17,665	(15,391)	24,473	(10,325)
Depreciation and amortization	39,001	41,076	77,671	82,498
Stock-based compensation expense(1)	4,952	52,395	8,796	53,365
Preopening expenses(2)	2,127	641	4,423	1,858
Management fees(3)	—	1,333	—	3,333
Noncash rent(4)	3,019	1,218	3,773	2,441
Strategic consulting(5)	4,610	6,299	11,349	13,248
Offering costs(6)	706	761	1,928	761
Other adjustments(7)	31	639	(100)	3,845
Adjusted EBITDA	$153,187	$143,036	$277,263	$264,593
Adjusted EBITDA as a percentage of net sales	4.7%	4.4%	4.4%	4.2%

(1)	Represents total stock-based compensation expense and includes expense related to certain restricted stock and stock option awards issued in connection with our IPO.

(2)	Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.

(3)	Represents management fees paid to our sponsors (or advisory affiliates thereof) in accordance with our management services agreement, which terminated upon closing of the IPO.

(4)	Consists of an adjustment to remove the non-cash portion of rent expense.

(5)	Represents fees paid to external consultants for strategic initiatives of limited duration.

(6)	Represents costs related to our IPO and the registered offerings by selling stockholders.

(7)
Other non-cash items, including non-cash accretion on asset retirement obligations, termination costs to former executives and obligations associated with our post-retirement medical plan. Fiscal year 2018 also includes amortization of a deferred gain from sale leaseback transactions in 2013, and impairment charges related to a club that was relocated in 2018.

Free cash flow
We present free cash flow, which is not a recognized financial measure under GAAP, because we use it to report to our board of directors and we believe it assists investors and analysts in evaluating our liquidity. Free cash flow should not be considered as an alternative to cash flows from operations as a liquidity measure. We define free cash flow as net cash provided by operating activities net of capital expenditures. Our presentation of free cash flow should not be considered an alternative to any other liquidity measure derived in accordance with GAAP. In addition, free cash flow may not be comparable to a similarly titled measure used by other companies in our industry or across different industries. Additionally, free cash flow has limitations as an analytical tool, and should not be considered in isolation or as a substitute for any analysis of our results as reported under GAAP.
The following is a reconciliation of our net cash from operating activities to free cash flow for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
(in thousands)
Net cash from operating activities	$170,188	$137,862	$215,124	$203,219
Less: Capital expenditures	51,764	33,521	(88,298)	(75,666)
Free cash flow	$118,424	$104,341	$126,826	$127,553

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$3,271,145	$3,236,664	$6,340,908	$6,230,406
Membership fee income	74,697	70,441	148,070	138,396
Total revenues	3,345,842	3,307,105	6,488,978	6,368,802
Cost of sales	2,733,085	2,718,602	5,302,062	5,228,940
Selling, general and administrative expenses	511,889	549,188	1,013,070	1,034,760
Preopening expenses	2,127	641	4,423	1,858
Operating income	98,741	38,674	169,423	103,244
Interest expense, net	26,783	59,555	54,572	104,758
Income (loss) from continuing operations before income taxes	71,958	(20,881)	114,851	(1,514)
Provision (benefit) for income taxes	17,665	(15,391)	24,473	(10,325)
Income (loss) from continuing operations	54,293	(5,490)	90,378	8,811
Income (loss) from discontinued operations, net of income taxes	230	(124)	(57)	(288)
Net income (loss)	$54,523	$(5,614)	$90,321	$8,523
Operational Data:
Total clubs at end of period	217	215	217	215
Comparable club sales	0.6%	5.0%	1.3%	4.2%
Merchandise comparable club sales	1.6%	2.0%	1.7%	2.0%
Adjusted EBITDA	$153,187	$143,036	$277,263	$264,593
Free cash flow	118,424	104,341	126,826	127,553
Thirteen Weeks Ended August 3, 2019 (Second Quarter of Fiscal Year 2019) Compared to Thirteen Weeks Ended August 4, 2018 (Second Quarter of Fiscal Year 2018)
Net Sales
Net sales for the second quarter of fiscal year 2019 were $3,271.1 million, a 1.1% increase from net sales reported for the second quarter of fiscal year 2018 of $3,237 million. The increase was due primarily to a 0.6% increase in comparable club sales.
Comparable club sales

Thirteen Weeks Ended
August 3, 2019
Comparable club sales	0.6%
Less: contribution from gasoline sales	(1.0)%
Merchandise comparable club sales	1.6%
Merchandise comparable club sales increased by 1.6% in the second quarter of fiscal year 2019. The increase was driven by growth in general merchandise sales of approximately 6.0%, and an increase in sales of edible groceries of approximately 1.0%, while sales of perishables and non-edible groceries remained flat for the second quarter of fiscal year 2019.
The increase in general merchandise sales was driven by strong sales of gift cards, small appliances, tires, housewares and seasonal products such as air conditioners and patio sets. Sales of edible groceries were up 1% for the quarter due mainly to better sales of water and other beverages. Our perishable and non-edible grocery comparable club sales remained flat for the second quarter of fiscal year 2019 due to cold and rainy weather in the first half of the quarter, which negatively affected traffic.

Membership fee income
Membership fee income was $74.7 million in the second quarter of fiscal year 2019 compared to $70.4 million in the second quarter of fiscal year 2018, reflecting a 6.0% increase. The increase in membership fee income was primarily driven by growth in members and by our membership fee increase, which was implemented in fiscal year 2018.
Cost of sales
Cost of sales was $2,733.1 million, or 83.6% of net sales, in the second quarter of fiscal year 2019, compared to $2,718.6 million, or 84.0% of net sales, in the second quarter of fiscal year 2018. The decrease as a percentage of net sales of 0.4% was driven primarily by merchandise margin gains from the continued progress in our category profitability improvement program.
Selling, general and administrative expenses
SG&A decreased by 6.8% to $511.9 million in the second quarter of fiscal year 2019 from $549.2 million in the second quarter of fiscal year 2018. Charges associated with stock-based compensation related to the Company’s IPO, offering costs, and management fees contributed $0.7 million in the second quarter of fiscal year 2019, compared to $51.0 million in the second quarter of fiscal year 2018.
Preopening expenses
Preopening expenses were $2.1 million in the second quarter of fiscal year 2019, compared to $0.6 million in the second quarter of fiscal year 2018. Preopening expenses for the second quarter of fiscal year 2019 include charges for three new clubs and five new gas stations that are expected to open later in fiscal year 2019.
Interest expense
Interest expense was $26.8 million for the second quarter of fiscal year 2019, compared to $59.6 million for the second quarter of fiscal year 2018. Interest expense for the second quarter of fiscal year 2019 includes interest expense of $24.9 million related to debt service on outstanding borrowings, $1.3 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, and $0.6 million of other interest charges. Interest expense decreased in the second quarter of fiscal year 2019 due to our having paid the total outstanding balance under our Second Lien Term Loan in the second quarter of fiscal year 2018, the benefit of repricing our First Lien Term Loan (as defined below) and ABL Facility (as defined below) in the third quarter of fiscal year 2018 and the 25-basis point reduction in the margin rate of our First Lien Term Loan obligations, as we achieved the step down pursuant to the terms of our First Lien Term Loan agreement at the end of the first quarter of fiscal year 2019.
Interest expense for the second quarter of fiscal year 2018 includes interest of $37.6 million related to debt service on outstanding borrowings, $1.8 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $19.2 million of charges related to debt re-financing loss on extinguishment of debt and $1.0 million of other interest charges.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 24.5% for the second quarter of fiscal year 2019, compared to 73.7% for the second quarter of fiscal year 2018. The change in effective tax rate for the second quarter of fiscal year 2019, was due to pretax book income in the current period versus a pretax book loss in the second quarter of fiscal year 2018 netted with lower excess tax benefits from stock-based compensation in the second quarter of fiscal year 2019.

Twenty-Six Weeks Ended August 3, 2019 (First Six Months of Fiscal Year 2019) Compared to Twenty-Six Weeks Ended August 4, 2018 (First Six Months of Fiscal Year 2018)
Net Sales
Net sales for the first six months of fiscal year 2019 were $6,340.9 million, a 1.8% increase from net sales reported for the first six months of fiscal year 2018 of $6,230.4 million. The increase was due primarily to a 1.3% increase in comparable club sales.
Comparable club sales

Twenty-Six Weeks Ended
August 3, 2019
Comparable club sales	1.3%
Less: contribution from gasoline sales	(0.4)%
Merchandise comparable club sales	1.7%
Merchandise comparable club sales increased by 1.7% in the first six months of fiscal year 2019. The increase was driven by growth in general merchandise sales of approximately 8.0%, and increases in sales of edible and non-edible groceries of approximately 1.0%, offset by a decrease in sales of perishables of approximately 1.0%.
The increase in general merchandise sales was driven by strong sales of gift cards and seasonal goods. The sales of edible and non-edible groceries increased 1.0% for the first six months of fiscal year 2019 primarily due mainly to better sales of paper products, laundry care and beverages. Our perishable comparable club sales decreased for the first six months of fiscal year 2019 due to a combination of decreases in sales of frozen foods and weather, which impacted a number of categories tied to seasonal outdoor activities.
Membership fee income
Membership fee income was $148.1 million in the first six months of fiscal year 2019 compared to $138.4 million in the first six months of fiscal year 2018, reflecting a 7.0% increase. The increase in membership fee income was primarily driven by growth in members and our membership fee increase, which was implemented in fiscal year 2018.
Cost of sales
Cost of sales was $5,302.1 million, or 83.6% of net sales, in the first six months of fiscal year 2019, compared to $5,228.9 million, or 83.9% of net sales, in the first six months of fiscal year 2018. The decrease as a percentage of net sales of 0.3% was driven primarily by merchandise margin gains from the continued progress in our category profitability improvement program.
Selling, general and administrative expenses
SG&A decreased by 2.1% to $1,013.1 million in the first six months of fiscal year 2019 from $1,034.8 million in the first six months of fiscal year 2018. Charges associated with stock-based compensation related to the Company’s IPO, offering costs, club asset impairment and management fees contributed $1.9 million in the first six months of fiscal year 2019, compared to $56.0 million in the first six months of fiscal year 2018.
Preopening expenses
Preopening expenses were $4.4 million in the first six months of fiscal year 2019, compared to $1.9 million in the first six months of fiscal year 2018. Preopening expenses for the first six months of fiscal year 2019 include charges for one new club and three new gas stations that opened in the fiscal year 2019 and three new clubs and five gas stations that are expected to open later in fiscal year 2019.

Interest expense
Interest expense was $54.6 million for the first six months of fiscal year 2019, compared to $104.8 million for the first six months of fiscal year 2018. Interest expense for the first six months of fiscal year 2019 includes interest expense of $50.7 million related to debt service on outstanding borrowings, $2.7 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, and $1.2 million of other interest charges.
Interest expense for the first six months of fiscal year 2018 includes interest of $79.8 million related to debt service on outstanding borrowings, $3.9 million of amortization expense on deferred financing costs, $19.2 million of charges related to debt refinancing loss on extinguishment of debt and original issue discounts on our outstanding borrowings, and $1.9 million of other interest charges.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 21.3% for the first six months of fiscal year 2019, compared to 682% for the first six months of fiscal year 2018. The change in effective tax rate for the first six months of fiscal year 2019, was due to pretax book income in the current period versus a pretax book loss in the first six months of fiscal year 2018 netted with lower excess tax benefits from stock-based compensation in the current year period.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Facility. As of August 3, 2019, cash and cash equivalents totaled $29.1 million and we had $558.1 million of borrowings available under our ABL facility. We believe that our resources as of August 3, 2019, together with anticipated cash flows from operations and borrowing capacity under our ABL Facility, will be sufficient to finance our operations, meet our current debt obligations, and fund anticipated capital expenditures for at least the next twelve months.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
(in thousands)
Net cash provided by operating activities	$215,124	$203,219
Net cash used in investing activities	(88,298)	(75,666)
Net cash used in financing activities	(124,880)	(131,202)
Net increase (decrease) in cash and cash equivalents	$1,946	$(3,649)
Net Cash from Operating Activities
Net cash provided by operating activities was $215.1 million for the first six months of fiscal year 2019, compared to $203.2 million for the first six months of fiscal year 2018. The increase in operating cash flow was primarily due to lower interest payments, increased merchandise margins and better collection of accounts receivable.
Net Cash from Investing Activities
Cash used for capital expenditures was $88.3 million for the first six months of fiscal year 2019, compared to $75.7 million for the first six months of fiscal year 2018. The increase is due primarily to construction costs on new clubs and gas stations.

Net Cash from Financing Activities
Net cash used in financing activities for the first six months of fiscal year 2019 was $124.9 million, compared to $131.2 million for the first six months of fiscal year 2018. The decrease compared to the first six months of fiscal year 2018 is due mainly to the extinguishment of the Second Lien Term Loan and the partial paydown of the First Lien Term Loan, in conjunction with its repricing, each during fiscal year 2018, partially offset by the repurchase of common stock.
Debt and Borrowing Capacity

On February 3, 2017, the Company entered into the ABL Facility, First Lien Term Loan and Second Lien Term Loan. On July 2, 2018, the Company's senior secured second lien term loan facility (the "Second Lien Term Loan") was fully repaid in connection with the closing of the IPO.
On August 13, 2018, the Company refinanced its senior secured first lien term loan facility (the "First Lien Term Loan") and reduced the applicable interest rates and the principal on the loan. The Company drew $350.0 million under its ABL Facility to fund the transaction. As amended, the First Lien Term Loan has an initial principal amount of $1,537.7 million and interest is calculated either at LIBOR plus 275 to 300 basis points or a base rate plus 175 to 200 basis points based on the Company achieving a net leverage ratio of 3.00 to 1.00. The Company paid debt costs of $1.8 million and accrued interest of $1.2 million at closing of the refinancing. At August 3, 2019, the interest rate for the First Lien Term Loan was 5.08% and there was $1,522.4 million outstanding.
On August 17, 2018, the Company amended and restated the senior secured asset based revolving credit and term facility (the "ABL Facility") to extend the maturity date from February 3, 2022 to August 17, 2023 and reduce the applicable interest rates and letter of credit fees on the facility. As amended, interest on the revolving credit facility is calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan is calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. At August 3, 2019, there was $230.0 million outstanding in loans under the ABL Facility and $26.3 million in outstanding letters of credit. As of August 3, 2019, the interest rate on the revolving credit facility was 3.48%, and borrowing availability was $558.1 million.
For additional information on our total indebtedness, refer to Note 6 to the unaudited financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
The Company’s contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital needs. As of August 3, 2019, other than those items related to the ordinary course of operations of our business such as inventory purchases, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
Off-Balance Sheet Arrangements
We have not entered into off-balance sheet arrangements. We do enter into operating lease commitments, letters of credit and purchase obligations in the ordinary course of our operations.
Critical Accounting Policies and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year 2018. For a full discussion of our significant accounting policies, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
For a full discussion of recently issued accounting pronouncements, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to changes in market interest rates and these changes in rates will impact our net interest expense and our cash flow from operations. Substantially all of our borrowings carry variable interest rates. There have been no material changes in our market risk from the disclosure included under “Item. 7A. Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the fiscal year 2018.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 3, 2019.
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
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the second quarter of fiscal year 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 5, 2019 June 1, 2019	—	$—	—	—
June 2, 2019 to July 6, 2019	2,500,000	25.41	2,500,000	—
July 7, 2019 to August 3, 2019	—	—	—	—
Total	2,500,000	$25.41	2,500,000	—

(1)
Includes 2,500,000 shares of common stock repurchased by the Company at the same per share public offering price of $25.41 per share as the shares sold by the selling stockholder in the secondary offering consummated on June 27, 2019.

(2)	The "Average Price Paid per Share" for the period presented reflects the cash paid divided by the number of shares reacquired.

(3)	The Company does not have any publicly announced share repurchase programs.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certification of Incorporation	8-K	001-38559	3.1	July 2, 2018
3.2	Amended and Restated By-laws	8-K	001-38559	3.2	July 2, 2018
10.1	Form of Employee Stock Purchase Plan Offering Document, as amended May 7, 2019	POS AM	333-229593	10.18	June 4, 2019
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Linkbase Document
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: August 30, 2019	By:	/s/ Robert W. Eddy
Robert W. Eddy
Executive Vice President, Chief Financial & Administrative Officer (Principal Financial Officer and Authorized Signatory)