Form 10-Q
period 2019-11-02
BJ's Wholesale Club Holdings, Inc.
filed 2019-11-27
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019
OR
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
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 22, 2019, the registrant had 137,266,498 shares of common stock, $0.01 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “project,” “believe,” “estimate,” “predict,” “continue,” "forecast", “would,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the section titled "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (the "Annual Report on Form 10-K for the fiscal year 2018") and in this Quarterly Report on Form 10-Q in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	November 2, 2019	February 2, 2019	November 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$29,968	$27,146	$31,502
Accounts receivable, net	185,983	194,300	179,091
Merchandise inventories	1,271,172	1,052,306	1,245,110
Prepaid expenses and other current assets	55,285	63,454	104,258
Total current assets	1,542,408	1,337,206	1,559,961
Operating lease right-of-use assets, net	2,067,626	—	—
Property and equipment:
Land and buildings	390,085	390,243	396,900
Leasehold costs and improvements	211,824	203,394	197,006
Furniture, fixtures and equipment	1,130,854	1,039,360	1,012,195
Construction in progress	53,244	23,749	15,065
	1,786,007	1,656,746	1,621,166
Less: accumulated depreciation and amortization	(1,010,348)	(907,968)	(875,277)
Total property and equipment, net	775,659	748,778	745,889
Goodwill	924,134	924,134	924,134
Intangibles, net	150,357	200,870	206,706
Other assets	17,897	28,297	28,265
Total assets	$5,478,081	$3,239,285	$3,464,955
LIABILITIES
Current liabilities:
Current portion of long-term debt	$449,377	$254,377	$389,377
Current portion of operating lease liabilities	121,961	—	—
Accounts payable	973,328	816,880	976,518
Accrued expenses and other current liabilities	507,141	506,431	487,912
Total current liabilities	2,051,807	1,577,688	1,853,807
Long-term operating lease liabilities	1,980,447	—	—
Long-term debt	1,339,700	1,546,471	1,549,406
Deferred income taxes	50,486	36,937	51,810
Other non-current liabilities	160,127	280,273	266,550
Commitments and Contingencies (see Note 8)
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.01; 305,000 shares authorized, 140,642 shares issued and 137,217 outstanding at November 2, 2019; 138,099 shares issued and 137,317 outstanding at February 2, 2019; and 137,620 shares issued and 136,838 outstanding at November 3, 2018	1,406	1,381	1,376
Additional paid-in capital	766,050	742,072	738,134
Accumulated deficit	(758,131)	(915,113)	(979,420)
Accumulated other comprehensive income (loss)	(27,397)	(11,315)	2,401
Treasury stock, at cost, 3,425 shares at November 2, 2019; and 782 shares at February 2, 2019 and November 3, 2018	(86,414)	(19,109)	(19,109)
Total stockholders’ deficit	(104,486)	(202,084)	(256,618)
Total liabilities and stockholders’ deficit	$5,478,081	$3,239,285	$3,464,955

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	November 2, 2019	November 3, 2018
Net sales	$3,152,887	$3,150,234
Membership fee income	76,517	71,429
Total revenues	3,229,404	3,221,663
Cost of sales	2,611,758	2,629,575
Selling, general and administrative expenses	510,410	499,554
Preopening expense	6,304	2,207
Operating income	100,932	90,327
Interest expense, net	27,702	33,029
Income from continuing operations before income taxes	73,230	57,298
Provision for income taxes	18,034	2,730
Income from continuing operations	55,196	54,568
Loss from discontinued operations, net of income taxes	(104)	(137)
Net income	$55,092	$54,431
Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.41	$0.40
Loss from discontinued operations	—	—
Net income	$0.41	$0.40
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.40	$0.39
Loss from discontinued operations	—	—
Net income	$0.40	$0.39
Weighted average number of common shares outstanding:
Basic	135,521	135,018
Diluted	138,192	139,368
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of income tax of $305	$(787)	$—
Total other comprehensive loss	$(787)	$—
Total comprehensive income	$54,305	$54,431
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Net sales	$9,493,795	$9,380,640
Membership fee income	224,587	209,825
Total revenues	9,718,382	9,590,465
Cost of sales	7,913,820	7,858,515
Selling, general and administrative expenses	1,523,480	1,534,314
Preopening expense	10,727	4,065
Operating income	270,355	193,571
Interest expense, net	82,274	137,787
Income from continuing operations before income taxes	188,081	55,784
Provision (benefit) for income taxes	42,507	(7,595)
Income from continuing operations	145,574	63,379
Loss from discontinued operations, net of income taxes	(161)	(425)
Net income	$145,413	$62,954
Income per share attributable to common stockholders—basic:
Income from continuing operations	$1.07	$0.58
Loss from discontinued operations	—	—
Net income	$1.07	$0.58
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$1.04	$0.55
Loss from discontinued operations	—	—
Net income	$1.04	$0.55
Weighted average number of common shares outstanding:
Basic	136,301	110,162
Diluted	139,390	114,944
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of income tax of $6,253	$(16,083)	$—
Total other comprehensive loss	$(16,083)	$—
Total comprehensive income	$129,330	$62,954
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND
STOCKHOLDERS’ DEFICIT
(Amounts in thousands)
(Unaudited)

	Contingently Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, February 2, 2019	—	$—	138,099	$1,381	$742,072	$(915,113)	$(11,315)	(782)	$(19,109)	$(202,084)
Net income	—	—	—	—	—	35,798	—	—	—	35,798
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(3,755)	—	—	(3,755)
Common stock issued under stock incentive plans	—	—	1,737	17	(17)	—	—	—	—	—
Stock compensation expense	—	—	—	—	3,844	—	—	—	—	3,844
Net cash received on option exercises	—	—	—	—	6,319	—	—	—	—	6,319
Cumulative effect of change in Accounting principle	—	—	—	—	—	11,569	—	—	—	11,569
Balance, May 4, 2019	—	$—	139,836	$1,398	$752,218	$(867,746)	$(15,070)	(782)	$(19,109)	$(148,309)
Net income	—	—	—	—	—	54,523	—	—	—	54,523
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(11,540)	—	—	(11,540)
Common stock issued under stock incentive plans	—	—	312	4	(4)	—	—	—	—	—
Common stock issued under Employee Stock Purchase Plan ("ESPP")	—	—	37	—	726	—	—	—	—	726
Stock compensation expense	—	—	—	—	4,952	—	—	—	—	4,952
Net cash received on option exercises	—	—	—	—	2,299	—	—	—	—	2,299
Treasury stock purchases	—	—	—	—	—	—	—	(2,641)	(67,237)	(67,237)
Balance, August 3, 2019	—	$—	140,185	$1,402	$760,191	$(813,223)	$(26,610)	(3,423)	$(86,346)	$(164,586)
Net income	—	—	—	—	—	55,092	—	—	—	55,092
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(787)	—	—	(787)
Common stock issued under stock incentive plans	—	—	457	4	(4)	—	—	—	—	—
Stock compensation expense	—	—	—	—	5,188	—	—	—	—	5,188
Net cash received on option exercises	—	—	—	—	675	—	—	—	—	675
Treasury stock purchases	—	—	—	—	—	—	—	(2)	(68)	(68)
Balance, November 2, 2019	—	$—	140,642	$1,406	$766,050	$(758,131)	$(27,397)	(3,425)	$(86,414)	$(104,486)

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND
STOCKHOLDERS’ DEFICIT
(Amounts in thousands)
(Unaudited)

	Contingently Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, February 3, 2018	1,456	$10,438	87,073	$871	$2,883	$(1,036,012)	$2,401	—	$—	$(1,029,857)
Net income	—	—	—	—	—	14,137	—	—	—	14,137
Stock compensation expense	—	—	—	—	970	—	—	—	—	970
Options exercised	280	2,792	—	—	(2,210)	—	—	—	—	(2,210)
Call of shares	—	(28)	—	—	(12)	—	—	—	—	(12)
Net shares used to pay tax withholdings upon option exercise	—	—	—	—	(1,271)	—	—	—	—	(1,271)
Cumulative effect of change in Accounting principle	—	—	—	—	—	(6,362)	—	—	—	(6,362)
Balance, May 5, 2018	1,736	$13,202	87,073	$871	$360	$(1,028,237)	$2,401	—	$—	$(1,024,605)
Net income	—	—	—	—	—	(5,614)	—	—	—	(5,614)
Stock compensation expense	—	—	—	—	51,156	—	—	—	—	51,156
Common stock issued for public offering, net of related fees	—	—	43,125	431	685,458	—	—	—	—	685,889
Common stock issued under stock incentive plans	—	—	4,261	43	(43)	—	—	—	—	—
Stock reclassification as a result of public offering	(1,736)	(13,202)	1,736	17	13,185	—	—	—	—	13,202
Common stock repurchased upon vesting of stock awards	—	—	—	—	—	—	—	(782)	(19,109)	(19,109)
Net shares used to pay tax withholdings upon option exercise	—	—	—	—	(18,792)	—	—	—	—	(18,792)
Balance, August 4, 2018	—	$—	136,195	$1,362	$731,324	$(1,033,851)	$2,401	(782)	$(19,109)	$(317,873)
Net income	—	—	—	—	—	54,431	—	—	—	54,431
Stock compensation expense	—	—	—	—	2,620	—	—	—	—	2,620
Common stock issued under stock incentive plans	—	—	135	1	(1)	—	—	—	—	—
Common stock issued related to follow-on offering	—	—	1,290	13	(13)	—	—	—	—	—
Net shares used to pay tax withholdings upon option exercise	—	—	—	—	(1,837)	—	—	—	—	(1,837)
Cash received on option exercises	—	—	—	—	6,041	—	—	—	—	6,041
Balance, November 3, 2018	—	$—	137,620	$1,376	$738,134	$(979,420)	$2,401	(782)	$(19,109)	$(256,618)

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,413	$62,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,920	122,434
Amortization of debt issuance costs and accretion of original issue discount	3,969	5,233
Debt extinguishment and refinancing charges	2,032	23,602
Impairment charges	—	3,962
Stock-based compensation expense	13,984	54,746
Deferred income tax provision (benefit)	14,846	(2,802)
Other non-cash items, net	2,539	1,826
Increase (decrease) in cash due to changes in:
Accounts receivable	8,317	11,233
Merchandise inventories	(218,866)	(225,972)
Prepaid expenses and other current assets	14,051	11,613
Other assets	(1,400)	703
Accounts payable	162,111	231,687
Change in book overdrafts	(1,820)	(29,057)
Accrued expenses	(38,847)	(16,489)
Other non-current liabilities	(1,727)	(4,780)
Net cash provided by operating activities	221,522	250,893
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(144,428)	(103,340)
Net cash used in investing activities	(144,428)	(103,340)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(11,533)	(32,323)
Paydown of First Lien Term Loan and extinguishment of Second Lien Term Loan	(200,000)	(975,633)
Proceeds from ABL Facility	1,114,000	1,302,000
Payments on ABL Facility	(919,000)	(1,095,000)
Debt issuance costs paid	—	(982)
Capital lease and financing obligations payments	(453)	(530)
Net cash received (paid) from stock option exercises	9,293	(15,277)
Net cash received from Employee Stock Purchase Program (ESPP)	726	—
Acquisition of treasury stock	(67,305)	(19,109)
Proceeds from Initial Public Offering, net of underwriters’ discount and commission	—	690,970
Payment of Initial Public Offering costs	—	(5,081)
Other financing activities	—	(40)
Net cash used in financing activities	(74,272)	(151,005)
Net increase (decrease) in cash and cash equivalents	2,822	(3,452)
Cash and cash equivalents at beginning of period	27,146	34,954
Cash and cash equivalents at end of period	$29,968	$31,502
Supplemental cash flow information:
Interest paid	$75,354	$127,253
Income taxes paid	33,424	14,992
Noncash financing and investing activities:
Property additions included in accrued expenses	20,255	13,070
Conversion of contingently redeemable common stock into common stock	—	13,202
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s is a leading warehouse club operator on the east coast of the United States. As of November 2, 2019, the Company operated 218 warehouse clubs and 144 gas stations, in 17 states. The Company is a publicly traded entity and is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BJ.”
The Company follows, and reports, based on the National Retail Federation’s fiscal calendar. The thirteen-week periods ended November 2, 2019 and November 3, 2018 are referred to as the "third quarter of fiscal year 2019" and the "third quarter of fiscal year 2018," respectively.
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
The consolidated balance sheet as of February 2, 2019 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the third quarter of fiscal year 2019 are not necessarily indicative of future results or results to be expected for fiscal year 2019. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year 2018, as filed with the Securities and Exchange Commission (the "SEC") on March 25, 2019.
Initial Public Offering and Secondary Offerings
On July 2, 2018, the Company completed its initial public offering ("IPO"), in which the Company issued and sold 43,125,000 shares of its common stock (including 5,625,000 shares of common stock that were subject to the underwriters’ option to purchase additional shares) at a public offering price of $17.00 per share. The Company received total aggregate proceeds of $685.9 million net of underwriters’ discounts, commissions and other transaction expenses, which totaled $47.2 million.
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
The Sponsors, CVC and Leonard Green Partners have both sold a significant portion of their existing shares. As of November 2, 2019 the Sponsors no longer held a significant portion of the Company's common stock.
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
Reclassification
A reclassification has been made to the consolidated statements of cash flows for the thirty-nine weeks ended November 3, 2018 related to a tax windfall benefit from that period and the impact of recording the allowance for returns reserve on a gross basis in accordance with the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, in order to conform with the current period presentation of these items. Specifically, the Other non-cash items, net line item decreased by $17.5 million, the Deferred income tax provision (benefit) line item decreased by $0.1 million, the Prepaid expenses and other current assets line item increased by $7.8 million, and the Accrued expenses line item increased by $9.8 million. The reclassification has no impact on net cash provided by operating activities.
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
NonEmployee Share-Based Compensation (ASU 2018-07)
In June 2018, the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting which updates the guidance to Compensation—Stock Compensation (Topic 718). The updated guidance aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. The Company adopted ASU 2018-07 at the beginning of fiscal year 2019 and the adoption of this standard did not have a material impact on its consolidated financial statements.
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
Intangibles-Goodwill and Other-Internal-Use Software (ASU 2018-15)
In August 2018, the FASB issued ASU 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The update related to accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The update specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The updated guidance is effective for fiscal reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. The Company will adopt this ASU on for fiscal year 2020 on a prospective basis and does not anticipate that it will have a material impact on its consolidated financial statements.

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
Merchandise sales—The Company recognizes sales of merchandise at clubs and gas stations when the customer takes possession of the goods and tenders payment. Sales of merchandise at the Company’s clubs and gas stations, excluding sales taxes, represented approximately 96% of the Company’s net sales and approximately 94% of the Company’s total revenues for the thirty-nine weeks ended November 2, 2019. Sales taxes are recorded as a liability at the point of sale. Revenue is recorded at the point of sale based on the transaction price on the shelf sign, net of any applicable discounts, sales taxes and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the shipping point.
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
Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or the Company’s website. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $27.8 million at November 2, 2019, $25.8 million at February 2, 2019 and $26.1 million at November 3, 2018.
Royalty revenue received in connection with the My BJ's Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company’s total deferred royalty revenue related to the outstanding My BJ’s Perks Rewards was $14.0 million, $13.4 million and $13.6 million at November 2, 2019, February 2, 2019 and November 3, 2018, respectively. The timing of revenue recognition of these awards dollars is driven by actual customer activities, such as redemptions and expirations. As of November 2, 2019, the Company expects to recognize $11.0 million of the deferred revenue in fiscal year 2019, and expects the remainder will be recognized in the years thereafter.
Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. Because the Company has the obligation to provide access to its clubs, website and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $135.8 million, $134.4 million and $127.1 million at November 2, 2019, February 2, 2019 and November 3, 2018, respectively.

Gift Card Program—The Company sells BJ’s gift cards that allow customers to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized upon redemption of the gift card because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. Historically, the Company recognized breakage under the remote model, which recognizes breakage income when the likelihood of the customer exercising its remaining rights becomes remote. Under the current guidance, the Company recognizes breakage in proportion to its rate of gift card redemptions. This change in breakage recognition model had an immaterial impact on the Company’s results of operations for the third quarter of fiscal year 2019 and third quarter of fiscal year 2018. Deferred revenue related to gift cards was $9.1 million, $9.1 million and $8.8 million at November 2, 2019, February 2, 2019 and November 3, 2018, respectively. The Company recognized $10.5 million and $9.4 million of revenue from gift card redemptions in the third quarter of fiscal year 2019 and third quarter of fiscal year 2018, respectively. The Company recognized $33.0 million and $30.8 million of revenue from gift card redemptions in the thirty-nine weeks ended November 2, 2019 and the thirty-nine weeks ended November 3, 2018, respectively.
Disaggregation of Revenue
The Company’s club retail operations, which represent substantially all the consolidated total revenues, are the Company’s only reportable segment. All the Company’s identifiable assets are in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented. The following table summarizes the Company’s percentage of net sales disaggregated by category for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively.

	Thirteen Weeks Ended
	November 2, 2019	November 3, 2018
Edible Grocery	25%	25%
Perishables	28%	27%
Non-Edible Grocery	21%	22%
General Merchandise	13%	12%
Gasoline and Other Ancillary Services	13%	14%
The following table summarizes the Company’s percentage of net sales disaggregated by category for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively.

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Edible Grocery	24%	24%
Perishables	28%	28%
Non-Edible Grocery	21%	21%
General Merchandise	13%	13%
Gasoline and Other Ancillary Services	14%	14%

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
2. A practical expedient allowing the Company to not separate lease components from non-lease components (e.g., common area maintenance costs) since currently the Company does not combine lease and non-lease components for any of its real estate leases.
In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. The Company has operating and finance leases for the Company's clubs, and operating leases for the Company's distribution centers, corporate office, and stand-alone gas stations. Operating leases, net of accumulated amortization, are included in operating lease ROU assets, and current and non-current operating lease liabilities, on the interim unaudited consolidated balance sheet. Finance leases are included in property and equipment, accrued expenses and other current liabilities, and other non-current liabilities on the interim unaudited consolidated balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of the ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term, which amortizes the ROU asset by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in selling, general and administrative expense on the interim unaudited consolidated statement of operations and comprehensive income. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
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
The adoption of ASC 842 resulted in the initial recognition of $2.040 billion of operating lease ROU assets and $2.071 billion of operating lease liabilities as of February 3, 2019. The difference between the assets and liabilities is attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right-of-use assets. The Company derecognized assets and liabilities of $94.7 million and $125.8 million, respectively, in connection with the non-cash transitional adjustment. As a result of adopting ASC 842, the Company also recorded a benefit to retained earnings of $11.6 million, primarily associated with the net of tax impact of the Company's deferred gain on prior years' sale leaseback transactions. Finance leases were not impacted by the adoption of the new guidance, as finance lease liabilities and the corresponding assets were recorded on the consolidated balance sheet under the previous guidance. The adoption of this standard did not materially impact the Company's consolidated statements of operations and comprehensive income, or the Company's consolidated statements of cash flows.
As of November 2, 2019, assets recorded under finance leases were $19.3 million and accumulated amortization associated with finance leases was $9.2 million, while ROU assets recorded as operating leases were $2.178 billion and accumulated amortization associated with operating leases was $110.7 million. As of November 2, 2019, the Company also recorded non-cash increases of $136.2 million to ROU assets and liabilities resulting from new leases and lease reassessments.
The following table is a summary of the Company’s components of total lease costs for the thirteen and thirty-nine weeks ended November 2, 2019, respectively (in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	November 2, 2019	November 2, 2019
Operating lease cost	$80,966	$240,727
Finance lease cost:
Amortization of right-of-use assets	282	846
Interest on lease liabilities	624	1,883
Total finance lease costs	906	2,729
Variable lease costs	—	93
Net lease costs	$81,872	$243,549

The weighted average remaining lease term and weighted average discount rate for operating and finance leases as of November 2, 2019 were as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term in years	9.1	9.6
Weighted average discount rate percentage	8.2%	8.3%

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

Operating cash flows paid for operating leases	$232,892
Operating cash flows paid for interest portion of finance leases	1,883
Financing cash flows paid for principal portion of finance leases	453

Future lease commitments to be paid by the Company as of November 2, 2019 were as follows (in thousands):

Fiscal year	Operating Leases	Finance Leases
2019 (a)	$54,017	$519
2020	316,376	3,412
2021	310,582	3,439
2022	296,416	3,439
2023	278,809	3,439
Thereafter	1,902,834	20,281
Total future minimum operating lease payments	3,159,034	34,529
Less: imputed interest	(1,056,626)	(18,155)
Present value of operating lease liabilities	$2,102,408	$16,374

(a) Represents the remainder of fiscal year 2019 which excludes the thirty-nine weeks ended November 2, 2019.

As of November 2, 2019, the Company had certain executed real estate and gas station leases that have not yet commenced and therefore are not reflected in the tables above. These leases are expected to commence during the remainder of fiscal year 2019 through fiscal year ending January 30, 2021 with lease terms ranging from 10 years to 25 years.

The following table represents the Company's lease commitments under its previous presentation of its operating and finance lease agreements as of February 2, 2019 (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019	$309,785	$4,510
2020	310,956	4,807
2021	299,410	4,833
2022	282,841	4,894
2023	264,363	4,956
Thereafter	1,778,207	34,377
Total	$3,245,562	$58,377

5. Related Party Transactions
Management Agreement
The Company had a management services agreement with the Sponsors for ongoing consulting and advisory services that terminated upon the consummation of the Company’s IPO. The management services agreement provided for the aggregate payment of management fees to the Sponsors (or advisory affiliates thereof) of $8.0 million per year, plus out of pocket expenses. The Company incurred no management fees for the thirteen and thirty-nine weeks ended November 2, 2019, respectively. The Company incurred no management fees and $3.3 million of management fees for the thirteen and thirty-nine weeks ended November 3, 2018, respectively. Management fees and expenses are reported in selling, general and administrative expenses (“SG&A”) in the consolidated statements of operations and comprehensive income.
One of the Company’s suppliers, Advantage Solutions Inc., is controlled by affiliates of the Sponsors. Advantage Solutions Inc. is principally a provider of in-club product demonstration and sampling services, and the Company also engages them from time to time to provide ancillary support services, including for example, seasonal gift wrapping, on-floor sales assistance and display maintenance. The Company incurred approximately $10.2 million and $11.6 million of costs payable to Advantage Solutions Inc. for services rendered during the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively. The Company incurred approximately $32.6 million and $33.0 million costs payable to Advantage Solutions Inc. for services rendered during the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively. The demonstration and sampling service fees are fully funded by merchandise vendors who participate in the program.

The Company believes the terms obtained or consideration paid or received, as applicable, in connection with the transactions were comparable to terms available or amounts that would be paid or received, as applicable, in arms’-length transactions with unrelated parties.

6. Debt and Credit Arrangements
Debt consisted of the following at November 2, 2019, February 2, 2019 and November 3, 2018 (in thousands):

	November 2, 2019	February 2, 2019	November 3, 2018
ABL Facility	$484,000	$289,000	$424,000
First Lien Term Loan	1,318,512	1,530,045	1,533,890
Unamortized debt discount and debt issuance cost	(13,435)	(18,197)	(19,107)
Less: current portion	(449,377)	(254,377)	(389,377)
Long-term debt	$1,339,700	$1,546,471	$1,549,406
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
At November 2, 2019, there was $484.0 million outstanding in loans under the ABL Facility and $27.3 million in outstanding letters of credit. At February 2, 2019, there was $289.0 million outstanding in loans under the ABL Facility and $41.2 million in outstanding letters of credit. At November 3, 2018, there was $424.0 million outstanding in loans under the ABL Facility and $45.1 million in outstanding letters of credit.
As of November 2, 2019, the interest rate on the revolving credit facility was 2.91%, and borrowing availability was $488.7 million. As of February 2, 2019, the interest rate on the revolving credit facility was 3.76%, and borrowing availability was $545.6 million. As of November 3, 2018, the interest rate on the revolving credit facility was 3.56%, and borrowing availability was $521.6 million.
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

At November 2, 2019, the Company's net leverage ratio was less than 3.00 and the interest rate for the First Lien Term Loan was 4.67%. At February 2, 2019, the interest rate for the First Lien Term Loan was 5.51%. At November 3, 2018, the interest rate for the First Lien Term Loan was 5.28%.
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
On November 1, 2019, the Company borrowed $200.0 million from the ABL Facility. The proceeds from the Company's borrowing were used to pay a portion of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $2.0 million of previously capitalized deferred debt issuance costs and original issue discount.
At November 2, 2019, there was $1,318.5 million outstanding on the First Lien Term Loan. At February 2, 2019, there was $1,530.0 million outstanding on the First Lien Term Loan. At November 3, 2018, there was $1,533.9 million outstanding on the First Lien Term Loan.
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
7. Interest Expense, net
The following details the components of interest expense for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Interest on debt	$23,741	$24,411	$74,439	$104,173
Interest on capital lease and financing obligations	624	1,037	1,883	3,122
Debt issuance costs amortization	696	696	2,087	2,626
Original issue discount amortization	627	627	1,882	2,606
Loss on debt extinguishment	2,032	6,246	2,032	25,405
Capitalized interest	(18)	12	(49)	(145)
Interest expense, net	$27,702	$33,029	$82,274	$137,787
8. Commitments and Contingencies
The Company is subject to various claims and pending or threatened lawsuits in the ordinary course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.
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

The MSA also gave the employees the ability to put any shares back to the Company at fair market value upon death or disability while actively employed. As neither death nor disability while actively employed was a certainty, the shares of common stock held by the employee stockholders were considered to be contingently redeemable common stock and were accounted for outside of stockholders’ equity until the shares of common stock were either repurchased by the Company or the put right terminated. The contingently redeemable common stock was recorded at fair value of the common stock as of the date of issuance. Both the Company’s repurchase right, and the employee stockholder’s put right terminated upon the consummation of the IPO and reclassified all contingently redeemable common stock to common stock on the Company’s consolidated balance sheet. As of November 2, 2019, February 2, 2019 and November 3, 2018, there was no contingently redeemable common stock outstanding on the Company’s balance sheet.
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
The following table summarizes the Company’s stock award activity during the thirty-nine weeks ended November 2, 2019 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 2, 2019	6,252	$10.09	973	$22.14	16	$27.59
Granted	726	27.59	853	27.54	30	25.83
Forfeited/canceled	(4)	5.72	(6)	25.63	—	—
Exercised/vested	(1,643)	5.38	(324)	26.40	(16)	25.64
Outstanding, November 2, 2019	5,331	$13.92	1,496	$25.03	30	$25.83
Stock-based compensation expense was $5.2 million and $2.6 million for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively. Stock-based compensation expense was $14.0 million and $54.7 million for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively.
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
In addition, 143,205 shares and 781,866 shares were reacquired to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively. These reacquired shares were recorded as $3.8 million and $19.1 million of treasury stock for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively.
11. Income Taxes

The Company projects the estimated annual effective tax rate for the fiscal year to be 27.0%, excluding the tax effect of discrete events. Potential discrete adjustments include tax charges or benefits related to stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.

The Company’s effective income tax rate from continuing operations was 24.6% and 4.8% for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively; and 22.6% and (13.6)% for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively. The effective tax rates for the third quarter of fiscal year 2019 and the third quarter of fiscal year 2018 were impacted by excess tax benefits from stock-based compensation.
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
The fair value of the Company’s debt was determined based on comparable quoted market prices and on borrowing rates available to the Company at November 2, 2019, February 2, 2019 and November 3, 2018. These inputs are considered to be Level 2. At November 2, 2019, the fair value of total debt was $1,802.3 million compared to a carrying value of $1,802.5 million. At February 2, 2019, the fair value of total debt was $1,805.9 million compared to a carrying value of $1,819.0 million. At November 3, 2018, the fair value of total debt was $1,959.3 million compared to a carrying value of $1,957.9 million.

13. Earnings Per Share
The following table summarizes the computation of basic and diluted net income per share attributable to common stockholders:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Weighted-average common shares outstanding, used for basic computation	135,520,854	135,018,238	136,300,591	110,162,167
Plus: Incremental shares of potentially dilutive securities	2,671,014	4,349,499	3,089,663	4,781,572
Weighted-average number of common and dilutive potential common shares outstanding	138,191,868	139,367,737	139,390,254	114,943,739
Stock options and restricted shares of 740,655 and 553,986, respectively, were excluded from the computation of diluted earnings for the thirteen weeks ended November 2, 2019, because their inclusion would have been anti-dilutive. Stock options and restricted shares of 589,145 and 434,375, respectively, were excluded from the computation of diluted earnings for the thirty-nine weeks ended November 2, 2019 because their inclusion would have been anti-dilutive. Similarly, stock options of 652,743 and 1,569,949 were excluded from the computation of diluted earnings for the thirteen and thirty-nine weeks ended November 3, 2018, respectively.

14. Derivative Financial Instruments

Interest Rate Swaps
On November 13, 2018, the Company entered into three forward starting interest rate swaps (the "Interest Rate Swaps"), which became effective on February 13, 2019. The Company has fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0%. At November 2, 2019 and February 2, 2019, the Interest Rate Swaps were recorded as a liability of $42.4 million and $19.4 million, respectively, with the net of tax amount recorded in other comprehensive income.
The Company elected hedge accounting for the interest rate swap agreements, and as such, the effective portion of the gains and losses was recorded as a component of other comprehensive income. There were $1.1 million and $22.3 million of losses recorded in the thirteen and thirty-nine weeks ended November 2, 2019, respectively, in other comprehensive income. There were no unrealized losses recorded in the thirteen and thirty-nine weeks ended November 3, 2018.
The fair values of derivative instruments included on the consolidated balance sheets are as follows (in thousands):

				Fair Value at
Accounting for cash flow hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	November 2, 2019	February 2, 2019
Interest rate swap	$600,000	3.00%	Other non-current liabilities	$(21,200)	$(9,730)
Interest rate swap	360,000	3.00%	Other non-current liabilities	(12,694)	(5,804)
Interest rate swap	240,000	3.00%	Other non-current liabilities	(8,468)	(3,876)
Net carrying amount	$1,200,000		Total liabilities	$(42,362)	$(19,410)

15. Subsequent Events
On November 20, 2019, the Company's board of directors approved a stock repurchase program. The authorization allows the Company to repurchase up to $250.0 million of its outstanding common stock. The stock repurchase program expires in January 2022 and gives management the flexibility to determine the terms and conditions under which shares may be purchased. The amount and timing of any repurchases made under the stock repurchase program will depend on a variety of factors, including available liquidity, cash flow and market conditions. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time.

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
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to “fiscal year 2019” relate to the 52 weeks ending February 1, 2020, and references herein to “fiscal year 2018” relate to the 52 weeks ended February 2, 2019. The third quarter of fiscal year 2019 ended on November 2, 2019, and the third quarter of fiscal year 2018 ended on November 3, 2018, and both include thirteen weeks.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 218 large-format, high volume warehouse clubs spanning 17 states. In our core New England markets, which have high population density and generate a disproportionate part of U.S. gross domestic product, we operate almost three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, www.bjs.com; our highly-rated mobile app and our integrated same-day delivery offering.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. As of the end of fiscal year 2018, we had approximately 5.5 million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, gasoline and other ancillary services. The annual membership fee for our Inner Circle® membership is $55, and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented over $2 billion in annual sales for fiscal year 2018, and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $282.9 million, representing approximately half of our Adjusted EBITDA, for fiscal year 2018.
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
Size and loyalty of membership base. The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within nine months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year over the past two decades. Our membership fee income totaled $282.9 million in fiscal year 2018. Our membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, reached an all-time high of 87% during fiscal year 2018.

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
Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, which could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers. As of November 2, 2019, changes in commodity prices and general inflation had not materially impacted our business. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.
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
How We Assess the Performance of Our Business
In assessing our performance, we consider a variety of performance and financial measures. The key generally accepted accounting principles in the United States of America ("GAAP") measures include net sales, membership fee income, cost of sales, selling, general and administrative expenses ("SG&A") and net income. In addition, we also review other important metrics such as Adjusted EBITDA, comparable club sales and merchandise comparable club sales.
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
Adjusted EBITDA
Adjusted EBITDA is defined as income from continuing operations before interest expense, net, provision (benefit) for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including, stock-based compensation expense, pre-opening expenses, management fees, non-cash rent, strategic consulting expenses, costs related to our IPO and the registered offerings by selling stockholders (such offering costs, collectively, "offering costs") and other adjustments. For a reconciliation of Adjusted EBITDA to income from continuing operations, the most directly comparable GAAP measure, see “—Non-GAAP Financial Measures.”
Non-GAAP Financial Measures
Adjusted EBITDA
We present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. We define Adjusted EBITDA as income from continuing operations before interest expense, net, provision (benefit) for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including: stock-based compensation expense, preopening expenses, management fees, non-cash rent, strategic consulting, offering costs, and other adjustments. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be considered an alternative to any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries. Additionally, Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for any analysis of our results as reported under GAAP.
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

The following is a reconciliation of our income from continuing operations to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
(dollars in thousands)
Income from continuing operations	$55,196	$54,568	$145,574	$63,379
Interest expense, net	27,702	33,029	82,274	137,787
Provision (benefit) for income taxes	18,034	2,730	42,507	(7,595)
Depreciation and amortization	39,249	39,936	116,920	122,434
Stock-based compensation expense(1)	5,188	2,620	13,984	55,985
Preopening expenses(2)	6,304	2,207	10,727	4,065
Management fees(3)	—	—	—	3,333
Noncash rent(4)	2,558	1,150	6,331	3,591
Strategic consulting(5)	—	9,321	11,349	22,569
Offering costs(6)	—	2,382	1,928	3,143
Other adjustments(7)	(87)	521	(187)	4,366
Adjusted EBITDA	$154,144	$148,464	$431,407	$413,057
Adjusted EBITDA as a percentage of net sales	4.9%	4.7%	4.5%	4.4%

(1)	Represents total stock-based compensation expense and includes expense related to certain restricted stock and stock option awards issued in connection with our IPO.

(2)	Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.

(3)	Represents management fees paid to our sponsors (or advisory affiliates thereof) in accordance with our management services agreement, which terminated upon closing of the IPO.

(4)	Consists of an adjustment to remove the non-cash portion of rent expense.

(5)	Represents fees paid to external consultants for strategic initiatives of limited duration.

(6)	Represents costs related to our IPO and the registered offerings by selling stockholders.

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
The following is a reconciliation of our net cash from operating activities to free cash flow for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
(in thousands)
Net cash from operating activities	$6,398	$47,674	$221,522	$250,893
Less: Capital expenditures	56,130	27,674	144,428	103,340
Free cash flow (a)	$(49,732)	$20,000	$77,094	$147,553

(a) Free cash flow for the thirteen weeks ended November 2, 2019 was impacted primarily by the timing of capital expenditures associated with land purchases and build out of the Company's new clubs in Michigan.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollars in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$3,152,887	$3,150,234	$9,493,795	$9,380,640
Membership fee income	76,517	71,429	224,587	209,825
Total revenues	3,229,404	3,221,663	9,718,382	9,590,465
Cost of sales	2,611,758	2,629,575	7,913,820	7,858,515
Selling, general and administrative expenses	510,410	499,554	1,523,480	1,534,314
Preopening expenses	6,304	2,207	10,727	4,065
Operating income	100,932	90,327	270,355	193,571
Interest expense, net	27,702	33,029	82,274	137,787
Income from continuing operations before income taxes	73,230	57,298	188,081	55,784
Provision (benefit) for income taxes	18,034	2,730	42,507	(7,595)
Income from continuing operations	55,196	54,568	145,574	63,379
Loss from discontinued operations, net of income taxes	(104)	(137)	(161)	(425)
Net income	$55,092	$54,431	$145,413	$62,954
Operational Data:
Total clubs at end of period	218	216	218	216
Comparable club sales	(0.4)%	3.6%	0.7%	4.1%
Merchandise comparable club sales	1.1%	1.9%	1.5%	2.0%
Adjusted EBITDA	$154,144	$148,464	$431,407	$413,057
Free cash flow	(49,732)	20,000	77,094	147,553
Thirteen Weeks Ended November 2, 2019 (Third Quarter of Fiscal Year 2019) Compared to Thirteen Weeks Ended November 3, 2018 (Third Quarter of Fiscal Year 2018)
Net Sales
Net sales for the third quarter of fiscal year 2019 were $3,152.9 million, a 0.1% increase from net sales reported for the third quarter of fiscal year 2018 of $3,150.2 million. The increase was due primarily to a 1.1% increase in merchandise comparable club sales, offset by a decrease in gasoline sales due to a decline in the retail price of gasoline versus the third quarter of fiscal year 2018.
Comparable club sales

Thirteen Weeks Ended
November 2, 2019
Comparable club sales	(0.4)%
Less: contribution from gasoline sales	(1.5)%
Merchandise comparable club sales	1.1%
Merchandise comparable club sales increased by 1.1% in the third quarter of fiscal year 2019. The increase was driven by growth in sales of both edible and non-edible groceries of 1.0%. General merchandise sales and perishable sales were flat for the third quarter of fiscal year 2019.
Sales of edible groceries increased in the third quarter of fiscal year 2019 primarily due to growth in sales of active nutrition goods, water and other beverages. Sales of non-edible groceries were up for the third quarter of fiscal year 2019, due mainly to growth in sales of paper products. Our perishable and general merchandise comparable club sales remained flat in the third quarter of fiscal year 2019 due to changes we made in our television assortment ahead of the holidays as well as a shifting in the timing of promotions of seasonal apparel and other related items in response to unexpectedly warm weather.

Membership fee income
Membership fee income was $76.5 million in the third quarter of fiscal year 2019, compared to $71.4 million in the third quarter of fiscal year 2018, reflecting a 7.1% increase. The increase in membership fee income was primarily driven by growth in members and by our membership fee increase, which was implemented in fiscal year 2018.
Cost of sales
Cost of sales was $2,611.8 million, or 82.8% of net sales, in the third quarter of fiscal year 2019, compared to $2,629.6 million, or 83.5% of net sales, in the third quarter of fiscal year 2018. The decrease as a percentage of net sales of approximately 0.7% was driven primarily by merchandise margin gains of 0.5% from the continued progress in our category profitability improvement program ("CPI").
Selling, general and administrative expenses
SG&A increased by 2.2% to $510.4 million in the third quarter of fiscal year 2019 from $499.6 million in the third quarter of fiscal year 2018. Excluding prior year charges for offering costs related to the Company’s IPO and a club asset impairment charge, SG&A for the third quarter of fiscal year 2018 was $496.2 million.  The increase in SG&A over the same period in fiscal year 2018 was driven by investments in our capabilities and talent in areas such as promotions, data analytics, CPI procurement and optical services.
Preopening expenses
Preopening expenses were $6.3 million in the third quarter of fiscal year 2019, compared to $2.2 million in the third quarter of fiscal year 2018. Preopening expenses for the third quarter of fiscal year 2019 include charges for one new club, which opened subsequent to the third quarter of fiscal year 2019 and two new gas stations that are expected to open later in fiscal year 2019, as well as two clubs and two gas stations that are expected to open in fiscal year 2020.
Interest expense
Interest expense was $27.7 million for the third quarter of fiscal year 2019, compared to $33.0 million for the third quarter of fiscal year 2018. Interest expense for the third quarter of fiscal year 2019 includes interest expense of $23.8 million related to debt service on outstanding borrowings, $1.3 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $2.0 million in write-offs of deferred financing costs and original issue discounts associated with the 2019 partial prepayment of our First Lien Term Loan, and $0.6 million of other interest charges. Interest expense decreased in the third quarter of fiscal year 2019 due to having paid the total outstanding balance under our Second Lien Term Loan in the second quarter of fiscal year 2018, the benefit of repricing our First Lien Term Loan (as defined below) and ABL Facility (as defined below) in the third quarter of fiscal year 2018 and the 25-basis point reduction in the margin rate of our First Lien Term Loan obligations, as we achieved the step down pursuant to the terms of our First Lien Term Loan agreement at the end of the first quarter of fiscal year 2019.
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
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 24.6% for the third quarter of fiscal year 2019, compared to 4.8% for the third quarter of fiscal year 2018. The increase in the effective tax rate for the third quarter of fiscal year 2019, compared to the third quarter of fiscal year 2018, was primarily due to higher excess tax benefits from stock-based compensation in the same period in fiscal year 2018.

Thirty-Nine Weeks Ended November 2, 2019 (First Nine Months of Fiscal Year 2019) Compared to Thirty-Nine Weeks Ended November 3, 2018 (First Nine Months of Fiscal Year 2018)
Net Sales
Net sales for the first nine months of fiscal year 2019 were $9,493.8 million, a 1.2% increase from net sales reported for the first nine months of fiscal year 2018 of $9,380.6 million. The increase was due primarily to a 0.7% increase in comparable club sales.
Comparable club sales

Thirty-Nine Weeks Ended
November 2, 2019
Comparable club sales	0.7%
Less: contribution from gasoline sales	(0.8)%
Merchandise comparable club sales	1.5%
Merchandise comparable club sales increased by 1.5% in the first nine months of fiscal year 2019. The increase was driven by growth in general merchandise sales of approximately 5.0%, and increases in both sales of edible and non-edible groceries of approximately 1.0%, while sales of perishables remained flat.
The increase in general merchandise sales for the first nine months of fiscal year 2019 was driven by strong sales of gift cards and seasonal goods. The sales of edible and non-edible groceries increased for the first nine months of fiscal year 2019, primarily due to higher sales of paper products, active nutrition, candy and beverages. Our perishable comparable club sales remained flat for the first nine months of fiscal year 2019 due to decreases in sales of dairy and frozen foods, which was offset by growth in sales of fresh vegetables and food prepared within the clubs.
Membership fee income
Membership fee income was $224.6 million in the first nine months of fiscal year 2019, compared to $209.8 million in the first nine months of fiscal year 2018, reflecting a 7.0% increase. The increase in membership fee income was primarily driven by growth in members and our membership fee increase, which was implemented in fiscal year 2018.
Cost of sales
Cost of sales was $7,913.8 million, or 83.4% of net sales, in the first nine months of fiscal year 2019, compared to $7,858.5 million, or 83.8% of net sales, in the first nine months of fiscal year 2018. The decrease as a percentage of net sales of 0.4% was driven primarily by merchandise margin gains of 0.4% from the continued progress in our category profitability improvement program.
Selling, general and administrative expenses
SG&A decreased by 0.7% to $1,523.5 million in the first nine months of fiscal year 2019 from $1,534.3 million in the first nine months of fiscal year 2018. Excluding charges associated with stock-based compensation related to the Company’s IPO, offering costs, club asset impairment and management fees, SGA increased 3.2% to $1,521.6 million from $1,474.9 million in the third quarter of fiscal year 2018.  The growth in SG&A over the same period in fiscal year 2018 was driven by investments in our capabilities and talent in areas such as promotions, data analytics, CPI procurement and optical services as well as higher rent and other occupancy costs due to new club openings.
Preopening expenses
Preopening expenses were $10.7 million in the first nine months of fiscal year 2019, compared to $4.1 million in the first nine months of fiscal year 2018. Preopening expenses for the first nine months of fiscal year 2019 include charges for two new clubs and six new gas stations that opened in fiscal year 2019 and one new club that opened subsequent to the third quarter of fiscal year 2019 and two gas stations that are expected to open later in fiscal year 2019 as well as two clubs and two gas stations that are expected to open in fiscal year 2020.

Interest expense
Interest expense was $82.3 million for the first nine months of fiscal year 2019, compared to $137.8 million for the first nine months of fiscal year 2018. Interest expense for the first nine months of fiscal year 2019 includes interest expense of $74.5 million related to debt service on outstanding borrowings, $4.0 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $2.0 million in write-offs of deferred financing costs and original issue discounts associated with the 2019 partial prepayment of our First Lien Term Loan, and $1.8 million of other interest charges.
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
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 22.6% for the first nine months of fiscal year 2019, compared to (13.6)% for the first nine months of fiscal year 2018. The change in effective tax rate for the first nine months of fiscal year 2019 was primarily due to higher excess tax benefits from stock-based compensation in the same period in fiscal year 2018.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Facility. As of November 2, 2019, cash and cash equivalents totaled $30.0 million and we had $488.7 million of borrowings available under our ABL facility. We believe that our resources as of November 2, 2019, together with anticipated cash flows from operations and borrowing capacity under our ABL Facility, will be sufficient to finance our operations, meet our current debt obligations, and fund anticipated capital expenditures for at least the next twelve months.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
(in thousands)
Net cash provided by operating activities	$221,522	$250,893
Net cash used in investing activities	(144,428)	(103,340)
Net cash used in financing activities	(74,272)	(151,005)
Net increase (decrease) in cash and cash equivalents	$2,822	$(3,452)
Net Cash from Operating Activities
Net cash provided by operating activities was $221.5 million for the first nine months of fiscal year 2019, compared to $250.9 million for the first nine months of fiscal year 2018. The decrease in operating cash flow was primarily due to timing of accounts payable and accrued expenses.
Net Cash from Investing Activities
Cash used for capital expenditures was $144.4 million for the first nine months of fiscal year 2019, compared to $103.3 million for the first nine months of fiscal year 2018. The increase is due primarily to land purchases and construction costs on new clubs and gas stations.

Net Cash from Financing Activities
Net cash used in financing activities for the first nine months of fiscal year 2019 was $74.3 million, compared to $151.0 million for the first nine months of fiscal year 2018. The decrease compared to the first nine months of fiscal year 2018 is due mainly to the extinguishment of the Second Lien Term Loan and the partial paydown of the First Lien Term Loan, in conjunction with its repricing, each during fiscal year 2018, partially offset by proceeds from the IPO.
Debt and Borrowing Capacity

On February 3, 2017, the Company entered into the ABL Facility, First Lien Term Loan and Second Lien Term Loan. On July 2, 2018, the Company's senior secured second lien term loan facility (the "Second Lien Term Loan") was fully repaid in connection with the closing of the IPO.
On August 13, 2018, the Company refinanced its senior secured first lien term loan facility (the "First Lien Term Loan") and reduced the applicable interest rates and the principal on the loan. The Company drew $350.0 million under its ABL Facility to fund the transaction. As amended, the First Lien Term Loan has an initial principal amount of $1,537.7 million and interest is calculated either at LIBOR plus 275 to 300 basis points or a base rate plus 175 to 200 basis points based on the Company achieving a net leverage ratio of 3.00 to 1.00. The Company paid debt costs of $1.8 million and accrued interest of $1.2 million at closing of the refinancing. At November 2, 2019, the interest rate for the First Lien Term Loan was 4.67% and there was $1,318.5 million outstanding.
On August 17, 2018, the Company amended and restated the senior secured asset based revolving credit and term facility (the "ABL Facility") to extend the maturity date from February 3, 2022 to August 17, 2023 and reduce the applicable interest rates and letter of credit fees on the facility. As amended, interest on the revolving credit facility is calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan is calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. At November 2, 2019, there was $484.0 million outstanding in loans under the ABL Facility and $27.3 million in outstanding letters of credit. As of November 2, 2019, the interest rate on the revolving credit facility was 2.91%, and borrowing availability was $488.7 million.
On November 1, 2019, the Company borrowed $200.0 million from the ABL Facility. The proceeds from the Company's borrowing were used to pay a portion of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $2.0 million of previously capitalized deferred debt issuance costs and original issue discount.
For additional information on our total indebtedness, refer to Note 6 to the unaudited financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
The Company’s contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact the Company’s short-term and long-term liquidity and capital needs. As of November 2, 2019, other than those items related to the ordinary course of operations of our business such as inventory purchases, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 2, 2019.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On November 20, 2019, the Board of Directors approved a total of $250.0 million of common stock repurchases. The stock repurchase program expires in January 2022. The following table sets forth information regarding our purchases of shares of our common stock during the third quarter of fiscal year 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 4, 2019 to August 31, 2019	—	$—	—	$—
September 1, 2019 to October 5, 2019	2,397	$26.34	—	—
October 6, 2019 to November 2, 2019	178	27.15	—	—
Total	2,575	$26.40	—	$—

(1)	Represents shares reacquired by the Company to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards.
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: November 27, 2019	By:	/s/ Robert W. Eddy
Robert W. Eddy
Executive Vice President, Chief Financial & Administrative Officer (Principal Financial Officer and Authorized Signatory)