Form 10-K
period 2020-02-01
BJ's Wholesale Club Holdings, Inc.
filed 2020-03-19
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020 or
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File No. 001-38559
___________________________________
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware State or other jurisdiction of incorporation or organization	45-2936287 (I.R.S. Employer Identification No.)

25 Research Drive Westborough, Massachusetts (Address of principal executive offices)	01581 (Zip Code)
Registrant’s telephone number, including area code: (774) 512-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol (s)	Name of each exchange on which registered
Common Stock; par value $0.01	BJ	New York Stock Exchange
_________________

Securities registered pursuant to Section 12(g) of the Act: None
___________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐  NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting common equity held by non-affiliates as of August 2, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,931,400,711. For purposes of this calculation, the registrant has excluded the market value of all shares of its voting common equity reported as beneficially owned by the Sponsors (as defined below), executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant. The registrant has no non-voting common equity.
The number of outstanding shares of common stock of the registrant as of March 13, 2020 was 137,267,346.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Definitive Proxy Statement for its 2020 annual meeting of stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2019 fiscal year pursuant to Regulation 14A.

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
In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "project," "believe," "estimate", "predict", "continue", "forecast", "would", or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in Part I. "Item 1A. Risk Factors" and Part II. "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
TRADEMARKS
BJ’s Wholesale Club®, BJ’s®, Wellsley Farms®, Berkley Jensen®, My BJ’s Perks®, BJ’s Easy Renewal®, BJ’s Gas®, BJ’s Perks Elite®, BJ’s Perks Plus®, Inner Circle® and BJ’s Perks Rewards® are all registered trademarks of BJ's Wholesale Club, Inc. Other trademarks, tradenames and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of those other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report on Form 10-K may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks.

MARKET AND INDUSTRY DATA

This Annual Report on Form 10-K includes estimates regarding market and industry data that we prepared based on our management’s knowledge and experience in the markets in which we operate, together with information obtained from various sources, including publicly available information, industry reports and publications, surveys, our customers, distributors, suppliers, trade and business organizations and other contacts in the markets in which we operate.

In this Annual Report on Form 10-K, we make reference to consistently offering 25% or more savings on a representative basket of manufacturer-branded groceries compared to typical supermarket competitors. The following is how we verify that we provide our members this value:

•	We periodically identify the four supermarket chains (or banners) most prevalent in our clubs’ primary trade areas (the "Supermarket Competitors").

•
We create a "basket" of 100 popular manufacturer-branded grocery food and non-food items, each of which was among our top-selling national brand items in its category and was also carried, in varying pack sizes, in supermarkets. We believe this basket is representative of manufacturer-branded grocery items because of their popular appeal and recognition—as evidenced by both presence and sales volume—in our clubs and at the Supermarket Competitors.

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

•
To calculate the Supermarket Competitors’ average price for the items in the basket, we average the measured prices of the items at each Supermarket Competitor store sampled, create an average measured unit price for each item at each Supermarket Competitor, compare those to our chain average unit price, and arrive at a relative percentage difference for each Supermarket Competitor. We then average these percentage differences for the Supermarket Competitors. The average difference is consistently more than 25%.

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

DEFINED TERMS
As used in this Annual Report on Form 10-K, unless the context otherwise requires:

•	"The Company," "BJ’s," "we," "us" and "our" mean BJ’s Wholesale Club Holdings, Inc. and, unless the context otherwise requires, its consolidated subsidiaries;

•	"Sponsors" means investment funds affiliated with or advised by CVC Capital Partners ("CVC") and Leonard Green & Partners, L.P. ("Leonard Green");

•	"IPO" means our initial public offering of shares of our common stock completed on July 2, 2018; and

•	"CVC June 2019 Secondary Offering" means the secondary offering of shares of our common stock by certain selling shareholders completed on June 27, 2019.
BASIS OF PRESENTATION
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2019" relate to the 52 weeks ending February 1, 2020, references herein to "fiscal year 2018" relate to the 52 weeks ending February 2, 2019 and references herein to "fiscal year 2017" relate to the 53 weeks ended February 3, 2018. In this Annual Report on Form 10-K, unless otherwise noted, when we compare a metric (such as comparable club sales) between one period and a "prior period," we are comparing it to the analogous period from the prior fiscal year.

PART I
Item 1. Business

General
BJ’s Wholesale Club is a leading warehouse club operator in the Eastern United States. We deliver significant value to our members, consistently offering 25% or more savings on a representative basket of manufacturer-branded groceries compared to traditional supermarket competitors. We provide a curated assortment focused on perishable products, continuously refreshed general merchandise, gasoline and other ancillary services to deliver a differentiated shopping experience, that is further enhanced by our omnichannel capabilities.
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 217 large-format, high volume warehouse clubs spanning 17 states. In our core New England markets, which have high population density and generate a disproportionate part of U.S. GDP, we operate almost three times the number of clubs of the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, www.bjs.com; our highly-rated mobile app; and our integrated Instacart same-day delivery offering.
Over the last four years, we have made multiple senior management hires and changes, adding consumer packaged goods, digital and consulting experience to our leadership team. This leadership team has implemented significant cultural and operational changes to our business, including transforming how we use data to improve member experience, instilling a culture of cost discipline, adopting a more proactive approach to growing our membership base and building an omnichannel offering oriented towards making shopping at BJ's more convenient. These changes have delivered results rapidly, evidenced by income from continuing operations growth of 16%, positive comparable club sales over the last ten quarters and adjusted EBITDA growth of 9% over the last three years.
Our goal is to offer our members significant value and a meaningful return, in savings, on their annual membership fee. We have approximately 5.5 million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, gas and ancillary services. The annual membership fee for our Inner Circle® Membership is $55 per year, and our BJ’s Perks Rewards® Membership, which offers additional value-enhancing features, costs $110 annually. We believe that members can save over ten times their $55 Inner Circle membership fee versus what they would have paid at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent over $2.0 billion in sales, and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $302.2 million for fiscal year 2019.
Our Clubs
As of February 1, 2020, we operated 217 clubs ranging in size from 63,000 square feet to 163,000 square feet. We aim to locate our larger clubs in high density, high traffic locations that are difficult to replicate. We design our smaller format clubs to serve markets whose population is not sufficient to support a larger club or that are in locations, such as urban areas, where there is inadequate real estate space for a larger club. Including space for parking, the amount of land required for a BJ’s club generally ranges from eight acres to approximately fourteen acres. The use of garage parking can, in some cases, reduce the amount of land necessary for a club. Our clubs are located in both free-standing locations and shopping centers.
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

A summary of our club locations by market as of February 1, 2020 is set forth in the table below:

Market	Club Count
New York	43
Florida	32
Massachusetts	25
New Jersey	23
Pennsylvania	17
Connecticut	13
Virginia	13
Maryland	12
North Carolina	9
New Hampshire	6
Ohio	6
Georgia	5
Delaware	4
Maine	3
Rhode Island	3
Michigan	2
South Carolina	1
Industry Overview
Warehouse clubs offer a relatively narrow assortment of food and general merchandise items within a wide range of product categories. In order to achieve high sales volumes and rapid inventory turnover, merchandise selections are generally limited to items that are brand name leaders in their categories alongside an assortment of private label brands. Since warehouse clubs sell a diversified selection of product categories, they attract customers from a wide range of other wholesale and retail distribution channels, such as supermarkets, supercenters, internet retailers, gasoline stations, hard discounters, department and specialty stores and operators selling a narrow range of merchandise. These higher cost distribution channels have traditionally been unable to match the low prices offered by warehouse clubs over long periods of time.
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
Merchandising
We service our existing members and attract new members by providing a broad range of high quality, brand name and private label merchandise at prices that are consistently lower than the prices of traditional retailers, including discount retailers, supermarkets, supercenters and specialty retail operations. We limit the items offered in each product line to fast selling styles, sizes and colors, carrying approximately 7,200 active stock keeping units ("SKUs"). By contrast, supermarkets normally carry an average of 40,000 SKUs, and supercenters may stock 100,000 SKUs or more. We work closely with manufacturers to develop packaging and sizes that are best suited for selling through the warehouse club format in order to minimize handling costs and ensure value to our members.

We group our merchandise offerings into perishables, edible grocery, non-edible grocery and general merchandise categories.

•	Perishables: consists of our meat, produce, dairy, bakery, deli and frozen products, and constituted approximately 32% of our merchandise sales for fiscal year 2019.

•
Edible grocery: consists of packaged foods (including breakfast foods, salty snacks and candy) and beverages (including juices, water, beer, wine and liquor) and constituted approximately 27% of our merchandise sales for fiscal year 2019.

•
Non-edible grocery: consists of detergents, disinfectants, paper products, beauty care, adult and baby care and pet foods, and constituted approximately 24% of our merchandise sales for fiscal year 2019.

•	General merchandise: consists of small appliances, televisions, electronics, seasonal goods, gift cards and apparel, and constituted approximately 17% of our merchandise sales for fiscal year 2019.
BJ’s consumer-focused private label products, sold under Wellsley Farms® and Berkley Jensen® brands, comprised approximately 20% of total merchandise sales in fiscal year 2019, compared to 10% of total merchandise sales in fiscal year 2012. These products are primarily premium quality and generally are priced below the branded competing product. We focus both on a group of core private label products that compete with national brands that have among the highest market share and yield high margins and on differentiated products that drive member loyalty.
We also offer a number of specialty services that are designed to enable members to complete more of their shopping at our clubs and to encourage more frequent trips to the clubs. Many of these services are provided by outside operators under license from us. Specialty services include full-service optical centers; tire installation services; a propane tank filling service; home improvement services; travel services; a car rental service; cell phone kiosks; and product protection plans.
As of February 1, 2020, we had 143 gasoline stations in operation at or near our clubs. The gas stations are generally self-service, with some locations accepting cash. We generally maintain our gas prices below the average prices in each market as a means of illustrating a favorable price image to existing and prospective members.
Omnichannel Offering

We have built a robust digital portfolio with Bjs.com, BerkleyJensen.com, Wellsleyfarms.com, delivery.bjs.com as well as the BJ’s mobile app to make it easier for members to purchase, review products and digitally add coupons to their membership card. BJs.com showcases our club assortment available with members reviews, ratings and coupons for added savings and offers convenient ways to shop, including same day delivery and free in-club pickup. We expanded same-day grocery delivery to include beer, wine, and liquor in seven states. Additionally, newer offerings like stocked two day shipping, subscriptions and contact lenses online are resonating with our members. Our members appreciate the convenience of BJ’s mobile app, as evidenced by over 2.2 million downloads. We also expanded our mobile deli pre-ordering to all of our Boston, New York and New Jersey clubs, which allows Members to place their deli orders in advance and save time in their local club. Members can also check-in for their pickup order through the BJ’s mobile app. Except for the documents specifically incorporated by reference in this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.
Membership
Paid membership is an essential element of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We have a large base of approximately 5.5 million paid memberships as of February 1, 2020. Our target customers care about value, quality and convenience and shop at warehouse clubs for their family needs. Our target customers are a price sensitive demographic with large household sizes, representing the largest segment of warehouse club shoppers in BJ’s trade areas, with 9 million households and $7 billion of annual club channel grocery spend.
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

BJ’s Perks Rewards®, our higher tier of membership, offers members the opportunity to earn 2% cash back on most in-club and www.bjs.com purchases. The annual fee for a BJ’s Perks Rewards membership is $110 per year. We also offer our co-branded My BJ’s Perks® Mastercard® credit cards. These cards provide members with the opportunity to earn up to 5% cash back on purchases made at our clubs or online at www.bjs.com and a 10-cent per gallon discount on gasoline when paying with a My BJ’s Perks Mastercard® at our BJ’s Gas locations. Since fiscal year 2014, we have grown co-branded Mastercard® holders by 527%. In fiscal year 2019, BJ’s Perks Rewards members and co-branded Mastercard® members accounted for 28% of members and 43% of spend, compared to 25% of members and 39% of spend in fiscal year 2018.
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
We believe price is the major competitive factor in the markets in which we compete. Other competitive factors include club location, merchandise selection, member services and name recognition. We believe our efficient, low-cost form of distribution gives us a significant competitive advantage over more traditional channels of retail distribution.
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
Our clubs are also subject to various local, state and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages, environmental protection, licensing for the sale of food and, in many clubs, licensing for beer and wine or other alcoholic beverages. Our operations, including the manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the U.S. Department of Agriculture (the "USDA"), the Consumer Product Safety Commission and the Environmental Protection Agency. We rely on contractual provisions to ensure compliance by our vendors.
Food
The FDA has comprehensive authority to regulate the safety of food and food ingredients (other than meat, poultry, catfish and certain egg products), as well as dietary supplements under the Federal Food, Drug, and Cosmetic Act (the "FDCA"). Similarly, the USDA’s Food Safety Inspection Service is the public health agency responsible for ensuring that the nation’s commercial supply of meat, poultry, catfish and certain egg products is safe, wholesome and correctly labeled and packaged under the Federal Meat Inspection Act and the Poultry Products Inspection Act.
Congress amended the FDCA in 2011 through passage of the Food Safety Modernization Act (the "FSMA"), which greatly expanded the FDA’s regulatory obligations over all actors in the supply chain. Industry actors continue to determine the best pathways to implement FSMA’s regulatory mandates and the FDA’s promulgating regulations throughout supply chains, as most requirements are now in effect. Such regulations mandate that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products.
The FDA also exercises broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under certain circumstances, extends to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of identity, net quantity, nutrition facts labeling, ingredient statement and allergen disclosures. The FDA also regulates the use of structure/function claims, health claims and nutrient content claims.
Dietary Supplements
The FDA has comprehensive authority to regulate the safety of dietary supplements, dietary ingredients, labeling and current good manufacturing practices. Congress amended the FDCA in 1994 through passage of the Dietary Supplement Health and Education Act (the "DSHEA"), which greatly expanded the FDA’s regulatory authority over dietary supplements. Through DSHEA, dietary supplements became their own regulated commodity while also allowing structure/function claims on products. However, no statement on a dietary supplement may expressly or implicitly represent that it will diagnose, cure, mitigate, treat or prevent a disease.
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
Employees
As of February 1, 2020, we had 27,231 full-time and part-time employees, whom we refer to as "team members." None of our team members are represented by a union. We consider our relations with our team members to be good.
Segments
Our club retail operations, which represent substantially all of our consolidated total revenues, are our only reportable segment. All of our identifiable assets are located in the United States. We do not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.
Corporate Information
Our principal operating subsidiary is BJ’s Wholesale Club, Inc., which was previously an independent publicly traded corporation until its acquisition on September 30, 2011 by a subsidiary of Beacon Holding Inc., a company incorporated on June 24, 2011 by the Sponsors for the purpose of the acquisition. BJ’s Wholesale Club Holdings, Inc. changed its name from Beacon Holding Inc. on February 23, 2018. On July 2, 2018, BJ's Wholesale Club Holdings, Inc. became a publicly traded entity in connection with its IPO and listing on the New York Stock Exchange ("NYSE") under the ticker symbol "BJ."
Available Information
We make available on our website (http://www.bjs.com), or through a link posted on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). In addition, the SEC maintains an internet site that contains these reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).
The information on our website is not incorporated by reference and should not be considered to be a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors
In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) and/or stock price. Our business is also subject to general risks, and uncertainties that may broadly affect companies including us. Additional risks unknown to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, results of operations and/or stock price.
Risks Relating to Our Business
Our business may be affected by issues that affect consumer spending.
Our results of operations are affected by the level of consumer spending and, therefore, by changes in the economic factors that impact consumer spending. Certain economic conditions or events, such as a contraction in the financial markets; high rates of inflation or deflation; high unemployment levels; decreases in consumer disposable income; unavailability of consumer credit; higher consumer debt levels; higher tax rates and other changes in tax laws; higher interest rates; higher fuel, energy and other commodity costs; weakness in the housing market; higher insurance and health care costs; and product cost increases resulting from an increase in commodity prices, could reduce or shift consumer spending generally, which could cause our customers to spend less or to shift their spending to our competitors. Reduced consumer spending may result in reduced demand for our items and may also require increased selling and promotional expenses. Issues or trends that affect consumer spending broadly could affect spending by our members disproportionately. A reduction or shift in consumer spending could negatively impact our business, results of operations and financial condition.
We depend on having a large and loyal membership, and any harm to our relationship with our members could have a material adverse effect on our business, net sales and results of operations.
We depend on having a large and loyal membership. The extent to which we achieve growth in our membership base and sustain high renewal rates materially influences our profitability. Further, our net sales are directly affected by the number of our members, the number of BJ’s Perks Rewards® members and holders of our My BJ’s Perks® Mastercard® credit cards, the frequency with which our members shop at our clubs and the amount they spend on those trips, which means the loyalty and enthusiasm of our members directly impacts our net sales and operating income. Accordingly, anything that would harm our relationship with our members and lead to lower membership renewal rates or lower spending by members in our clubs could materially adversely affect our net sales, membership fee income and results of operations.
Factors that could adversely affect our relationship with our members include:

•	our failure to remain competitive in our pricing relative to our competitors;

•	our failure to provide the expected quality of merchandise;

•	our failure to offer the mix of products that our members want to purchase;

•	events that harm our reputation or the reputation of our private brands;

•	our failure to provide the convenience that our members may expect over time, including with respect to technology, delivery and physical location of our clubs;

•	increases to our membership fees; and

•	increased competition from stores, clubs or internet retailers that have a more attractive mix of price, quality and convenience.
In addition, we constantly need to attract new members to replace our members who fail to renew and to grow our membership base. If we fail to attract new members, our membership fee income and net sales could suffer.

Our business plan and operating results depend on our ability to procure the merchandise we sell at the best possible prices.
Our business plan depends on our ability to procure the merchandise we sell at the best possible prices. Because we price our merchandise aggressively, the difference between the price at which we sell a given item and the cost at which we purchase it is often much smaller than it would be for our non-club competitors. Further, it is often not possible for us to reflect increases in our cost of goods by increasing our prices to members. Accordingly, small changes in the prices at which we purchase our goods for resale can have a substantial impact on our operating profits. If we are unable to purchase goods at attractive prices relative to our competitors, our growth could suffer. If the prices we pay for goods increase, our operating profit and results of operations could suffer, and if we are forced to increase our prices to our members, our member loyalty could suffer.
Competition may adversely affect our profitability.
The retail industry is highly competitive. We compete primarily against other warehouse club operators and grocery and general merchandise retailers, including supermarkets and supercenters, and gasoline stations. Given the value and bulk purchasing orientation of our customer base, we compete to a lesser extent with internet retailers, hard discounters, department and specialty stores and other operators selling a narrow range of merchandise. Some of these competitors, including two major warehouse club operators - Sam’s Club (a division of Wal-Mart Stores, Inc.) and Costco Wholesale Corporation - operate on a multi-national basis and have significantly greater financial and marketing resources than BJ’s. These retailers and wholesalers compete in a variety of ways, including with respect to price, services offered to customers, distribution strategy, merchandise selection and availability, location, convenience, store hours and the attractiveness and ease of use of websites and mobile applications. The evolution of retailing through online and mobile channels has also improved the ability of customers to comparison shop with digital devices, which has enhanced competition. We cannot guarantee that we will be able to compete successfully with existing or future competitors. Our inability to respond effectively to competitive factors may have an adverse effect on our profitability as a result of lost market share, lower sales or increased operating costs, among other things.
We depend on vendors to supply us with quality merchandise at the right time and at the right price.
We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices. We source our merchandise from a wide variety of domestic and international vendors. Finding qualified vendors who meet our standards and acquiring merchandise in a timely and efficient manner are significant challenges, especially with respect to vendors located and merchandise sourced outside the United States. We have no assurances of continued supply, pricing or access to new products, and, in general, any vendor could at any time change the terms upon which it sells to us or discontinue selling to us. In addition, member demand may lead to insufficient in-stock quantities of our merchandise.
Changes in laws related to the Supplemental Nutrition Assistance Program ("SNAP"), to the governmental administration of SNAP or to SNAP’s EBT systems could adversely impact our results of operations.
Under SNAP, we are currently authorized to accept electronic benefit transfer ("EBT") payments, or food stamps, at our clubs as tender for eligible items, and payments via EBT accounted for 4% to 5% of our net sales over the last five fiscal years. Changes in state and federal laws governing the SNAP program, including reductions in program benefits, restrictions on program eligibility, or rules on where and for what EBT cards may be used, could reduce sales at our clubs. For example, in December 2019, the federal government approved changes in the program’s administration, including limiting the time period during which certain able-bodied adults without dependents are eligible to receive SNAP benefits to three months in a 36-month period. Any such program changes or reductions in funding for the SNAP program overall could decrease sales at our clubs and thereby materially and adversely affect our business, financial condition and results of operations.

Public health emergencies and natural disasters could negatively affect our business, financial condition and results of operations.
Public health issues, whether occurring in the U.S. or abroad, including viral epidemics, pandemics, or terrorist attacks, could disrupt our operations, disrupt the operations of our third-party distributors, or our suppliers or members, or have a material adverse impact on consumer spending and confidence levels. These events could also reduce demand for our products or make it difficult or impossible for customers to procure products. We may be required to suspend operations in some or all of our locations, or may experience substantial disruption to our merchandise distribution, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. Natural disasters, such as hurricanes, typhoons or earthquakes, particularly in locations where our centralized operating systems and administrative personnel are located, could also negatively affect our operations and financial performance. For example, our operations are concentrated primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snow storm, could have a material adverse effect on a substantial portion of our operations. Such events could result in physical damage to one or more of our properties; the temporary closure of one or more of our clubs, Company-operated or contracted distribution centers or our home office facility; the temporary lack of an adequate work force in a market; the temporary or long-term disruption in the supply of products; the temporary disruption in the transport of goods to or from overseas; delays in the delivery of goods to our clubs or distribution centers; and the temporary reduction in the availability of products in our clubs.
Disruptions in our merchandise distribution, including disruption through a third-party perishables consolidator, could adversely affect sales and member satisfaction.
We depend on the orderly operation of our merchandise receiving and distribution process, primarily through our Company-operated and contracted distribution centers. Although we believe that our receiving and distribution process is efficient, unforeseen disruptions in operations due to fires, tornadoes, hurricanes, earthquakes or other catastrophic events, labor issues or other shipping problems (which may include, but are not limited to, strikes, slowdowns or work stoppages at the ports of entry for the merchandise that we import) may result in delays in the delivery of merchandise to our clubs, which could adversely affect sales and the satisfaction of our members. In addition, increases in distribution costs (including, but not limited to, trucking and freight costs) could adversely affect our expenses, which could adversely affect our operating profit and results of operations.
One third-party distributor currently consolidates a substantial majority of our perishables for shipment to our clubs. While we believe that such a consolidation is in our best interest overall, any disruption in the operations of this distributor could materially impact our sales and profitability. In addition, a prolonged disruption in the operations of this distributor could require us to seek alternative perishables distribution arrangements, which may not be on attractive terms and could lead to delays in the distribution of this merchandise, either of which could have a significant and material adverse effect on our business, results of operations and financial condition.
We may not timely identify or respond effectively to consumer trends, which could negatively affect our relationship with our members, the demand for our products and services and our market share.
It is difficult to predict consistently and successfully the products and services our members will demand over time. Our success depends, in part, on our ability to identify and respond to evolving trends in demographics and member preferences. Failure to timely identify or respond effectively to changing consumer tastes, preferences (including those relating to sustainability of product sources) and spending patterns could lead us to offer our members a mix of products or a level of pricing that they do not find attractive. This could negatively affect our relationship with our members, leading them to reduce both their visits to our clubs and the amount they spend, and potentially impacting their decision to renew their membership. Such a result would adversely affect the demand for our products and services and our market share. If we are not successful at predicting our sales trends and adjusting accordingly, we may also have excess inventory, which could result in additional markdowns and reduce our operating performance. This could have an adverse effect on margins and operating income.

We are subject to payment-related risks, including risks to the security of payment card information.
We accept payments using an increasing variety of methods, including cash, checks, our co-branded credit cards and a variety of other credit and debit cards, as well as Paypal, Apple Pay®, Google Pay and EBT payments. Our efficient operation, like that of most retailers, requires the transmission of information permitting cashless payments. As we offer new payment options to our members, we may be subject to additional rules, regulations and compliance requirements, along with the risk of higher fraud losses. For certain payment methods, we pay interchange and other related card acceptance fees, along with additional transaction processing fees. We rely on third parties to provide secure and reliable payment transaction processing services, including the processing of credit and debit cards, and our co-branded credit card, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. For example, we are subject to Payment Card Industry Data Security Standards, which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We are also subject to a consent decree entered by the FTC in 2005 in connection with a complaint alleging that we had failed to adequately safeguard members’ personal data. Under the consent decree, we are required to maintain a comprehensive information security program that is reasonably designed to protect the security, confidentiality and integrity of personal information collected from or about our members. In addition, if our third-party processor systems are breached or compromised, we may be subject to substantial fines, remediation costs, litigation and higher transaction fees and lose our ability to accept credit or debit card payments from our members, and our reputation, business and operating results could also be materially adversely affected.
Our security measures have been breached in the past and may be undermined in the future due to the actions of outside parties, including nation-state sponsored actors, employee error, internal or external malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate, alter, or destroy business and personal information, including payment card information. Such information may also be placed at risk through our use of outside vendors, which may have data security systems that differ from those that we maintain or which are more vulnerable to breach. For example, in March 2018, our travel vendor informed us that the personal data of several hundred of our members had been compromised because of a data breach at Orbitz, which that vendor used as a platform for making online travel bookings. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, discover or counter them in a timely fashion, or implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation and harm to our relationship with our members, any of which could have an adverse effect on our business.
We rely extensively on information technology to process transactions, compile results and manage our businesses. Failure or disruption of our primary and back-up systems could adversely affect our businesses.
Given the very high volume of transactions we process each year, it is important that we maintain uninterrupted operation of our business-critical computer systems. Our systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes and errors by our employees. If our systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer serious interruptions in our operations, which might not be short-lived, in the interim. Any material interruption to these systems could have a material adverse effect on our business and results of operations. In addition, the cost of securing our systems against failure or attack is considerable, and increases in these costs, particularly in the wake of a breach or failure, could be material.
Our success depends on our ability to attract and retain a qualified management team and other team members while controlling our labor costs.
We are dependent upon several key management and other team members. If we were to lose the services of one or more of our key team members, this could have a material adverse effect on our operations. Our continued success also depends upon our ability to attract and retain highly qualified team members to meet our future growth needs while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including healthcare costs and prevailing wage rates, which may be affected by, among other factors, competitive wage pressure, minimum wage laws and general economic conditions. If we experience competitive labor markets, either regionally or in general, we may have to increase our wages in order to attract and retain highly qualified team members, which could increase our selling, general and administrative expenses ("SG&A") and adversely affect our operating income. We compete with other retail and non-retail businesses for these employees and invest significant resources in training them. There is no assurance that we will be able to attract or retain highly qualified team members to operate our business.

Union attempts to organize our team members could disrupt our business.
In the past, unions have attempted to organize our team members at certain of our clubs and distribution centers. Our management and team members may be required to devote their time to respond to union activities, which could be distracting to our operations. Future union activities, including organizing efforts, slow-downs or work stoppages could negatively impact our business and results of operations. Changes in labor laws or regulations that promote union activity could also adversely impact our business.
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
Our quarterly operating results may be adversely affected by a number of factors including losses in new clubs, price changes in response to competitors’ prices, increases in operating costs, volatility in gasoline, energy and commodity prices, increasing penetration of sales of our private label brands (Wellsley Farms® and Berkley Jensen®), federal budgetary and tax policies, weather conditions, natural disasters, local economic conditions and the timing of new club openings and related start-up costs.
Changes in our product mix or in our revenues from gasoline sales could negatively impact our revenue and results of operations.
Certain of our key performance indicators, including net sales, operating income and comparable club sales, could be negatively impacted by changes to our product mix or in the price of gasoline. For example, we continue to add private label products to our assortment of product offerings at our clubs, sold under our Wellsley Farms and Berkley Jensen private labels. We generally price these private label products lower than the manufacturer branded products of comparable quality that we also offer. Accordingly, a shift in our sales mix in which we sell more units of our private label products and fewer units of our manufacturer branded products would have an adverse impact on our overall net sales. Also, as we continue to add gas stations to our club base and increase our sales of gasoline, our profit margins could be adversely affected. Since gasoline generates lower profit margins than the remainder of our business, we could expect to see our overall gross profit margin rates decline as sales of gasoline increase. In addition, gasoline prices have been historically volatile and may fluctuate widely due to changes in domestic and international supply and demand. Accordingly, significant changes in gasoline prices may substantially affect our net sales notwithstanding that the profit margin and unit sales for gasoline are largely unchanged, and this effect may increase as gasoline sales make up a larger portion of our revenue.
Research analysts and stockholders may recognize and react to the foregoing changes to our key performance indicators and believe that they indicate a decline in our performance, and this could occur regardless of whether or not the underlying cause has an adverse impact on our profitability. If we suffer an adverse change to our key performance indicators, this could adversely affect the trading price of our common stock.
Product recalls could adversely affect our sales and results of operations.
If our merchandise offerings, including food and general merchandise products, do not meet applicable safety standards or our members’ expectations regarding safety, we could experience lost sales and increased costs and be exposed to legal and reputational risk. The sale of these items involves the risk of health-related illness or injury to our members. Such illnesses or injuries could result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases, or faulty design. We are dependent on our vendors, including vendors located outside the United States, to ensure that the products we buy comply with all relevant safety standards. While all our vendors must comply with applicable product safety laws, it is possible that a vendor will fail to comply with these laws or otherwise fail to ensure the safety of its products. Further, while our vendors generally must agree to indemnify us in the case of loss, it is possible that a vendor will fail to fulfill that obligation.

If a recall does occur, we have procedures in place to notify our clubs and, if appropriate, the members who have purchased the goods in question. We determine the appropriateness of a recall on a case-by-case basis, based, in part, on the size of the recall, the severity of the potential impact to a member and our ability to contact the purchasers of the products in question. While we are subject to governmental inspections and regulations, and work to comply in all material respects with applicable laws and regulations, it is possible that consumption or use of our products could cause a health-related illness or injury in the future and that we will be subject to claims, lawsuits or government investigations relating to such matters. This could result in costly product recalls and other liabilities that could adversely affect our business and results of operations. Even if a product liability claim is unsuccessful or is not fully pursued, negative publicity could adversely affect our reputation with existing and potential members, as well as our corporate and brand image, including that of our Wellsley Farms and Berkley Jensen private labels, and could have long-term adverse effects on our business.
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
Our financial and operational performance is dependent on our operations in the New York metropolitan area, which accounted for 25% of net sales in fiscal year 2019. The New York metropolitan area is the city and suburbs of New York City, which includes Long Island and the Mid- and Lower Hudson Valley in the state of New York. It also includes north and central New Jersey, three counties in western Connecticut and five counties in northeastern Pennsylvania. We consider 40 of our clubs to be located in the New York metropolitan area. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our operations in the New York metropolitan area could arise from, among other things, slower growth or declines in our comparable club sales; negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for club openings; cannibalization of existing locations by new clubs; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in this market, including higher levels of unemployment, depressed home values and natural disasters; regional economic problems; changes in local regulations; terrorist attacks; and failure to consistently provide a high quality and well-assorted mix of products to retain our existing member base and attract new members.
Our growth strategy to open new clubs involves risks.
Our long-term sales and income growth is dependent, to a certain degree, on our ability to open new clubs and gasoline stations in both existing markets and new markets. Opening new clubs is expensive and involves substantial risks that may prevent us from receiving an appropriate return on that investment. We may not be successful in opening new clubs and gasoline stations on the schedule we have planned or at all, and the clubs and gasoline stations we open may not be successful. Our expansion is dependent on finding suitable locations, which may be affected by local regulations, political opposition, construction and development costs, and competition from other retailers for particular sites. If prospective landlords find it difficult to obtain credit, we may need to own more new clubs rather than lease them. Owned locations require more initial capital than leased locations and therefore, the need to own new locations could constrain our growth. If we are able to secure new sites and open new locations, these locations may not be profitable for many reasons. For example, we may not be able to hire, train and retain a suitable work force to staff these locations or to integrate new clubs successfully into our existing infrastructure, either of which could prevent us from operating the clubs in a profitable manner. In addition, entry into new markets may bring us into competition with new or existing competitors with a stronger, more well-established market presence. We may also improperly judge the suitability of a particular site. Any of these factors could cause a site to lose money or otherwise fail to provide an adequate return on investment. If we fail to open new clubs as quickly as we have planned, our growth will suffer. If we open sites that we do not or cannot operate profitably, then our financial condition and results from operations could suffer.

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
We rely on our proprietary intellectual property, including trademarks, to market, promote and sell our products in our clubs. Our ability to implement our business plan successfully depends in part on our ability to build further brand recognition using our trademarks, service marks, proprietary products and other intellectual property, including our name and logos and the unique character and atmosphere of our clubs. We monitor and protect against activities that might infringe, dilute or otherwise violate our trademarks and other intellectual property, and rely on trademark and other laws of the United States.
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
Additionally, we cannot be certain that we do not, or will not in the future, infringe on the intellectual property rights of third parties. From time to time, we have been subject to claims of third parties that we have infringed upon their intellectual property rights and we face the risk of such claims in the future. Even if we are successful in these proceedings, any intellectual property infringement claims against us could be costly, time-consuming, harmful to our reputation, and could divert the time and attention of our management and other personnel, or result in injunctive or other equitable relief that may require us to make changes to our business, any of which could have a material adverse effect on our financial condition, cash flows or results of operations. With respect to any third party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms.
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
We are subject to the risk of inventory loss and theft. Our inventory shrinkage rates have not been material, or fluctuated significantly in recent years, although it is possible that rates of inventory loss and theft in the future will exceed our estimates and that our measures will be ineffective in reducing our inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or to incur increased security costs to combat inventory theft, for example as a result of increased use of self-checkout technologies, it could have a material adverse effect on our business, results of operations and financial condition.
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
We are typically responsible for taxes, utilities, insurance, repairs and maintenance for our leased retail properties. Our rent expense for fiscal years 2019, 2018 and 2017 totaled $326.1 million, $308.2 million and $301.9 million, respectively. Our future minimum rental commitments for all operating leases in existence as of February 1, 2020 was $319.6 million for fiscal year 2020 and total $3,464 million in aggregate for fiscal years 2020 through 2040. We expect that many of the new clubs we open will also be leased to us under operating leases, which will further increase our operating lease expenditures and require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our senior secured asset based revolving credit and term facility (the "ABL Facility") or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.
The operating leases for our retail properties, distribution centers and corporate office expire at various dates through fiscal year 2040. Several leases have renewal options for various periods of time at our discretion. When leases for our clubs with ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all. Further, if we attempt to relocate a club for which the lease has expired, we may be unable to find a new location for that club on commercially acceptable terms or at all, and the relocation of a club might not be successful for other reasons. Any of these factors could cause us to close clubs in desirable locations, which could have an adverse impact on our results of operations.
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
For example, as most retailers and wholesale club operators do, we and certain of our service providers receive certain personally identifiable information, including protected health information, about our members. In addition, our online operations at www.bjs.com depend upon the secure transmission of confidential information over public networks. A compromise of our security systems or those of some of our business partners that results in our members’ personal information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations.
Federal, state, regional and local laws and regulations relating to the cleanup, investigation, use, storage, discharge and disposal of hazardous materials, hazardous and non-hazardous wastes and other environmental matters could adversely impact our business, financial condition and results of operations.
We are subject to a wide variety of federal, state, regional and local laws and regulations relating to the use, storage, discharge and disposal of hazardous materials, hazardous and non-hazardous wastes and other environmental matters. Failure to comply with these laws could result in harm to our members, employees or others, significant costs to satisfy environmental compliance, remediation or compensatory requirements, private party claims, or the imposition of severe penalties or restrictions on operations by governmental agencies or courts that could adversely affect our business, financial condition, cash flows and results of operations. In addition, the risk of substantial costs and liabilities, including for the investigation and remediation of past or present contamination at our current or former properties (whether or not caused by us), are inherent in our operations, particularly with respect to our gasoline stations. There can be no assurance that substantial costs and liabilities for an investigation and remediation of contamination will not be incurred.
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
In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools (such as paid search and mobile applications, among others), which may increase our costs and which may not increase sales or attract customers. If we are unable to allow real-time and accurate visibility into product availability when customers are ready to purchase, fulfill our customers’ orders quickly and efficiently use the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate sales channel or manage our online sales effectively, our ability to compete and our results of operations could be adversely affected.
Furthermore, if our e-commerce business successfully grows, it may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical locations, thereby detracting from the financial performance of our clubs.
We are subject to a number of risks because we import some of our merchandise.
We imported approximately 3% of our merchandise directly from foreign countries such as China, Vietnam, Bangladesh and India during fiscal year 2019. In addition, many of our domestic vendors purchase a portion of their products from foreign sources.
Foreign sourcing subjects us to a number of risks generally associated with doing business abroad, including lead times, labor issues, shipping and freight constraints, product and raw material issues, political and economic conditions, government policies, tariffs and restrictions, epidemics and natural disasters.
If any of these or other factors were to cause supply disruptions or delays, our inventory levels may be reduced or the cost of our products may increase unless and until alternative supply arrangements could be made. We may have limited advance warning of such a disruption, which could impair our ability to purchase merchandise from alternative sources, or alternative sources might not be available. Merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad. Any shortages of merchandise (especially seasonal and holiday merchandise), even if temporary, could result in missed opportunities, reducing our sales and profitability. It could also result in our customers seeking and obtaining the products in question from our competitors.
In addition, reductions in the value of the U.S. dollar or increases in the value of foreign currencies could ultimately increase the prices that we pay for our products. We have not hedged our currency risk in the past and do not currently anticipate doing so in the future. All of our products manufactured overseas and imported into the United States are subject to duties collected by U.S. Customs and Border Protection. Increases in these duties would increase the prices we pay for these products, and we may not be able to fully recapture these costs in our pricing to customers. Further, we may be subjected to additional tariffs or penalties if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products (including, but not limited to, prohibitions against entering merchandise by means of material negligently-made false statements or omissions). To the extent that any foreign manufacturers from whom we purchase products directly or indirectly employ business practices that vary from those commonly accepted in the United States, we could be hurt by any resulting negative publicity or, in some cases, potential claims of liability.
Because of our international sourcing, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.
We sourced approximately 3% of our merchandise abroad during fiscal year 2019. The U.S. Foreign Corrupt Practices Act and other similar laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot ensure that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, cash flows and results of operations.

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
We use natural gas, diesel fuel, gasoline and electricity in our distribution and sale operations. Increased government regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs, which could materially affect our profitability. Climate change could affect our ability to procure needed commodities at costs and in the quantities that we currently experience. We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and which could face increased regulation Additionally, climate change may be associated with extreme weather conditions, such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels.
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.
We apply accounting principles and related pronouncements, implementation guidelines and interpretations to a wide range of matters that are relevant to our business, including, but not limited to, impairment of indefinite-lived intangibles, long-lived assets; and self-insurance reserves, are highly complex and involve subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.
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
Our goodwill and indefinite-lived intangible assets, which consist of goodwill and our trade name, represented a significant portion of our total assets as of February 1, 2020. Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators are based on market conditions and the operational performance of our business.
To test goodwill for impairment, we may initially use a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If our management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. We may initially also elect to perform a quantitative analysis, which is a two-step assessment. In step one we estimate the reporting unit’s fair value by estimating the future cash flows of the reporting units to which the goodwill relates, and then we discount the future cash flows at a market-participant-derived weighted average cost of capital. The estimates of fair value of the reporting unit is based on the best information available as of the date of the assessment. If the carrying value of the reporting unit exceeds its estimated fair value in the first step, a second step is performed. In step two, we compare the implied fair value of goodwill to the carrying amount of goodwill. The implied fair value of goodwill is determined by a hypothetical purchase price allocation using the reporting unit’s fair value as the purchase price. If the implied fair value of the goodwill is less than the reporting unit’s carrying amount, then goodwill is impaired and is written down to the implied fair value amount.

To test our other indefinite-lived asset, our trade name, for impairment, we determine the fair value of our trade name using the relief-from-royalty method, which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over its remaining useful life. If, in conducting an impairment evaluation, we determine that the carrying value of an asset exceeded its fair value, we would be required to record a non-cash impairment charge for the difference between the carrying value and the fair value of the asset.
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
We are a holding company and do not have any material assets or operations other than ownership of the equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends, if any, is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our debt obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. We cannot assure our stockholders that the cash flow and earnings of our operating subsidiaries will be adequate for our subsidiaries to service their debt obligations. If our subsidiaries do not generate sufficient cash flow from operations to satisfy corporate obligations, we may have to undertake alternative financing plans (such as refinancing), restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. We cannot assure our stockholders that any such alternative refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our obligations, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends, if any, or making loans to us.

Risks Relating to Our Indebtedness
We face risks related to our substantial indebtedness.
As of February 1, 2020, our total outstanding long-term debt was $1,337.3 million. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our ABL Facility and senior secured first lien term loan facility ("First Lien Term Loan"). Our substantial indebtedness could have important consequences to us, including:

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

•	limiting our ability to deduct interest in the taxable period in which it is incurred in light of the Tax Cuts and Jobs Act ("TCJA");

•	exposing us to the risk of increased interest rates as substantially all of our borrowings are at variable rates;

•	restricting us from making strategic acquisitions;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to plan for, or adjust to, changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.
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
The credit agreements governing our ABL Facility and First Lien Term Loan contain covenants that restrict our, and our subsidiaries’ ability to take various actions, such as:

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
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory, tax and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements, including the First Lien Term Loan and the ABL Facility, may also restrict us from affecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. Our ABL Facility is scheduled to mature on August 17, 2023 and our First Lien Facility is scheduled to mature on February 3, 2024. See "Liquidity and Capital Resources." If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.
We may be adversely affected by the potential discontinuation of LIBOR.
In July 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR. We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest amounts on our ABL Facility and First Lien Term Loan and our interest rate swap agreements. In the event that LIBOR is discontinued, the interest rates will be based on an alternative variable rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.

Certain risks arise in connection with transitioning contracts to an alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative variable rate will be accelerated and magnified.

Risks Relating to Ownership of our Common Stock
The market price of our common stock may fluctuate significantly.
The market price of our common stock depends on various factors that may be unrelated to our operating performance or prospects. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. A number of factors could negatively affect, or result in fluctuations in, the price or trading volume of our common stock, including:

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
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law(the "DGCL"), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•	establishing a classified board of directors such that not all members of the board are elected at one time;

•
allowing the total number of directors to be determined exclusively (subject to the rights of holders of any series of preferred stock to elect additional directors) by resolution of our board of directors and granting to our board of directors the sole power to fill any vacancy on the board;

•	limiting the ability of stockholders to remove directors without cause;

•	authorizing the issuance of "blank check" preferred stock by our board of directors, without further stockholder approval, to thwart a takeover attempt;

•	prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders);

•	eliminating the ability of stockholders to call a special meeting of stockholders;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings;

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
We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.
We have evaluated our internal controls systems to allow management to report on, and our independent registered public accounting firm to audit, our internal controls over financial reporting. We have also performed the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We were required to comply with the management certification requirements of Section 404 in our Annual Report on Form 10-K for our fiscal year ended February 2, 2019, our first Annual Report that was filed with the SEC. We are required to comply with Section 404 in full (including an auditor attestation on management’s internal controls report) in this Annual Report on Form 10-K. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and PCAOB, rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a "material weakness" or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A "significant deficiency" is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing and enhancing our internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or are unable to assert that our internal control over financial reporting is effective, if we are required to make restatements of our financial statements, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, stockholders may lose confidence in the accuracy, completeness or reliability of our financial reports and the trading price of our common stock may be adversely affected, and we could become subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to the capital markets.
We do not currently expect to pay any cash dividends.
The continued operation and expansion of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant. We are a holding company, and substantially all of our operations are carried out by our operating subsidiaries. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations. Under our ABL Facility and First Lien Term Loan, our operating subsidiaries are significantly restricted in their ability to pay dividends or otherwise transfer assets to us, and we expect these limitations to continue in the future. Our ability to pay dividends may also be limited by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Stockholders seeking cash dividends in the foreseeable future should not purchase our common stock.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under any provisions of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. This forum selection provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Exchange Act. As a stockholder in our Company, you are deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit your ability to obtain a favorable judicial forum for disputes with us.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We operated 217 warehouse club locations as of February 1, 2020, of which 186 are leased under long-term leases and 11 are owned. We own the buildings at the remaining 20 locations, which are subject to long-term ground leases. A listing of the number of Company locations in each state is shown under Part I. "Item 1. Business."
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
We operate three cross-dock distribution centers for non-perishable items and also have three perishable item distribution centers operated by a third party. Our cross-dock distribution centers are leased under lease agreements expiring between 2031 and 2033, and range between 100,000 and 630,000 square feet in size. The third-party perishable distribution centers range between 210,000 and 264,000 square feet in size.
We operate another cross-dock distribution center for Business-to-Business ("B2B") transactions, which occupies a total of 100,000 square feet. Our lease agreement for this center expires in 2029.
See Note 4, "Leases" of our consolidated financial statements included in this Annual Report on Form 10-K for additional information with respect to our leases.
Item 3. Legal Proceedings
We are subject to various litigation, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, management does not believe that any will have a material adverse impact on our business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our common stock began trading on the NYSE under the symbol "BJ" on June 28, 2018. As of the end of business on March 13, 2020, the trading price of our common stock closed at $23.78 per share.
Holders
As of March 13, 2020, there were approximately 20 record holders of our common stock. This number does not include beneficial owners whose shares were held in street name.
Dividends

We do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, for the future operation and expansion of our business and the repayment of debt or repurchase of common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant.
Performance Graph
The following graph illustrates a comparison of the total cumulative return on our common stock with the total cumulative return for (i) the S&P 500 Index and (ii) the S&P 500 Retail Index for the period from June 28, 2018 (the date our common stock commenced trading on the NYSE) through February 1, 2020. The graph assumes an investment of $100 in our common stock and in each index at market close on June 28, 2018 and the reinvestment of all dividends. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock.

	June 28, 2018	Aug 4, 2018	Nov 3, 2018	Feb 2, 2019	May 4, 2019	Aug 3, 2019	Nov 2, 2019	Feb 1, 2020
BJ's Wholesale Club, Inc.	$100	$115.95	$101.68	$120.32	$127.50	$107.14	$123.41	$93.27
S&P 500	100	88.40	123.62	109.66	106.35	113.03	114.65	132.08
S&P 500 Retail	100	102.47	97.56	95.22	107.24	104.87	109.73	113.80

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans of programs(1)
November 3, 2019 - November 30, 2019	—	$—	—	$—
December 1, 2019 - January 4, 2019	—	$—	—	$250,000,000
January 5, 2020 - February 1, 2020	—	$—	—	$250,000,000
Total	—	$—	—	$250,000,000

(1)
On December 19, 2019, the Company’s board of directors authorized the repurchase of up to $250.0 million of the Company's outstanding common stock from time to time as market conditions warrant. The share repurchase program expires at the end of fiscal year 2021 and may be suspended or discontinued at any time without notice.

Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 1, 2020, regarding our common stock that may be issued under the BJ’s Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the "2018 Incentive Award Plan"), the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding Inc.), as amended (the "2011 Stock Option Plan"), the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding Inc.), as amended (the "2012 Director Stock Option Plan") and the BJ’s Wholesale Club Holdings, Inc. Employee Stock Purchase Plan (the "ESPP").

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan category:	(a)		(b)		(c)
Equity compensation plans approved by stockholders
2018 Incentive Award Plan(1)	3,170,540	(2)	$19.45	(3)	7,205,543
2011 Stock Option Plan	2,006,006		$5.79		—
2012 Directors Stock Option Plan	66,504		$4.26		—
ESPP(4)	—		—		884,048	(5)
Total Equity compensation plans approved by stockholders	5,243,050		—		8,089,591
Equity compensation plans not approved by stockholders	—		—		—
Total Equity compensation plans approved and not approved by stockholders	5,243,050		—		8,089,591

(1)
In connection with our IPO, we adopted the 2018 Incentive Award Plan and will not make future grants or awards under the 2011 Stock Option Plan or the 2012 Director Stock Option Plan. The shares available for grant under the 2018 Incentive Award Plan includes 985,369 shares of common stock that, as of July 2, 2018, remained available for issuance, collectively, under the 2011 Stock Option Plan and the 2012 Director Stock Option Plan.

(2)
Includes (i) 29,818 shares of common stock issuable pursuant to restricted stock units outstanding as of February 1, 2020 and (ii) 3,140,722 shares of common stock issuable upon the exercise of outstanding options.

(3)	Because there is no exercise price associated with the restricted stock units, such units are not included in the weighted average exercise price calculation.

(4)	Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(5)
The aggregate number of shares of common stock reserved for issuance under our ESPP is equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors.

Item 6. Selected Financial Data
We have derived the following selected consolidated statements of operations and cash flow data for fiscal years 2019, 2018 and 2017 and the consolidated balance sheet data for the fiscal years ended February 1, 2020 and February 2, 2019 from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the following selected consolidated statements of operations and cash flow data for fiscal years 2016 and 2015 and the consolidated balance sheet data as of February 3, 2018, January 28, 2017 and January 30, 2016 from our consolidated financial statements not included in this Annual Report on Form 10-K.
The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the selected financial data presented below in conjunction with Part II. "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
(Dollars in thousands, except per share amounts and total clubs)

	Fiscal Year Ended
	52 Weeks February 1, 2020	52 Weeks February 2, 2019 (1)	53 Weeks February 3, 2018	52 Weeks January 28, 2017	52 Weeks January 30, 2016
Statement of Operations Data:
Net sales	$12,888,556	$12,724,454	$12,495,995	$12,095,302	$12,220,215
Membership fee income	302,151	282,893	258,594	255,235	247,338
Total revenues	13,190,707	13,007,347	12,754,589	12,350,537	12,467,553
Cost of sales	10,763,926	10,646,452	10,513,492	10,223,017	10,476,519
Selling general and administrative expenses	2,059,430	2,051,324	2,017,821	1,908,752	1,797,780
Pre-opening expenses	15,152	6,118	3,004	2,749	6,458
Operating income	352,199	303,453	220,272	216,019	186,796
Interest expense, net	108,230	164,535	196,724	143,351	150,093
Income from continuing operations before income taxes	243,969	138,918	23,548	72,668	36,703
Provision (benefit) for income taxes	56,212	11,826	(28,427)	27,968	12,049
Income from continuing operations	187,757	127,092	51,975	44,700	24,654
Income (loss) from discontinued operations, net of taxes	(581)	169	(1,674)	(476)	(550)
Net income	$187,176	$127,261	$50,301	$44,224	$24,104
Per Share Data:
Income from continuing operations per share attributable to common stockholders - basic	$1.37	$1.09	$0.57	$0.50	$0.28
Income from continuing operations per share attributable to common stockholders - diluted	1.35	1.05	0.54	0.48	0.27
Weighted average number of shares outstanding:
Basic	136,174	116,599	88,386	88,164	87,869
Diluted	139,109	121,135	92,264	90,736	90,241
Dividends per share	$—	$—	$8.31	$—	$—
Financial Position
Total assets	$5,269,780	$3,239,285	$3,273,856	$3,232,219	$3,408,933
Outstanding borrowings	1,680,685	1,800,848	2,748,112	2,056,405	2,229,835
Stockholders' deficit	(54,344)	(202,084)	(1,029,857)	(347,211)	(401,073)
Clubs open at end of year	217	216	215	214	213

(1)	On July 2, 2018, BJ's Wholesale Club Holdings, Inc. became a publicly traded entity in connection with its IPO.

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
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2019" and "fiscal year 2018" relate to the 52 weeks ending February 1, 2020 and February 2, 2019, respectively, and references herein to "fiscal year 2017" relate to the 53 weeks ending February 3, 2018.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 217 large-format, high volume warehouse clubs spanning 17 states. In our core New England markets, which have high population density and generate a disproportionate part of U.S. GDP, we operate almost three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, www.bjs.com; our highly-rated mobile app and our integrated same-day delivery offering.
Our goal is to offer our members significant value and a meaningful return, in savings, on their annual membership fee. We have approximately 5.5 million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, gasoline and other ancillary services. The annual membership fee for our Inner Circle® membership is $55, and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent over $2.0 billion in annual sales, and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $302.2 million for fiscal year 2019.

Our business is moderately seasonal in nature. Historically, our business has realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively.
Factors Affecting Our Business
Overall economic trends. The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending in our clubs, while economic weakness which generally result in a reduction of customer spending may have a different or more extreme effect on spending at our clubs. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. In addition, during periods of low unemployment, we may experience higher labor costs.
Size and loyalty of membership base. The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year over the past two decades. Our membership fee income totaled $302.2 million in fiscal year 2019. Our membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 87% at the end of fiscal year 2019.

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

Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, which could lead to a reduction in our sales, as well as greater margin pressure, as costs may not be able to be passed on to consumers. Changes in commodity prices and general inflation had not materially impacted our business. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.

Tariffs. We are implementing a variety of mitigation measures in order to reduce the risk associated with our direct exposure to tariffs. We have diversified our global supply chain to reduce our reliance on China by sourcing high-quality products from other markets in both Asia and Africa. Chinese-sourced goods represent 3% of our cost of sales, which we expect to be slightly lower next year. We believe that this gives us a much smaller exposure to tariffs than many other retailers.

Refinancings. We used the proceeds of the IPO to repay indebtedness under our senior secured second lien term loan ("Second Lien Term Loan") which reduced our cost of capital and debt service obligations. In addition, in January of fiscal year 2019, we repriced our First Lien Term Loan, resulting in a reduction to the applicable interest rate.

Adoption of Accounting Standards Codification ("ASC") 842, Leases and related amendments. We adopted ASC 842 effective February 3, 2019 using the modified retrospective method and applying transitional relief allowing entities to initially apply the requirements at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, results and disclosures for the reporting periods beginning on February 3, 2019 are reported and presented under ASC 842, while prior period amounts and disclosures are not adjusted and continue to be reported and presented under ASC 840, Leases. See Note 4, "Leases" of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our adoption of ASC 842.
How We Assess the Performance of Our Business
In assessing our performance, we consider a variety of performance and financial measures. The key generally accepted accounting principles in the United States of America ("GAAP") measures include net sales, membership fee income, cost of sales, SG&A and net income. In addition, we also review other important metrics such as Adjusted EBITDA, comparable club sales and merchandise comparable club sales.
Net sales
Net sales are derived from direct retail sales to customers in our clubs and online, net of merchandise returns and discounts. Growth in net sales is impacted by opening new clubs and increases in comparable club sales.
Comparable club sales
Comparable club sales, also known as same store sales, is an important measure throughout the retail industry. In determining comparable club sales, we include all clubs that were open for at least 13 months at the beginning of the period and were in operation during the entirety of both periods being compared, including relocated clubs and expansions. There may be variations in the way in which some of our competitors and other retailers calculate comparable club or same store sales. As a result, data in this Annual Report on Form 10-K regarding our comparable club sales may not be comparable to similar data made available by other retailers.
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
Merchandise comparable club sales
Merchandise comparable club sales represents comparable club sales from all merchandise other than our gasoline operations for the applicable period.
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

Selling, general and administrative expenses ("SG&A")
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

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A may not be comparable to those of other retailers. We expect that our SG&A will increase in future periods due to investments to spur comparable club sales growth and our continuing club growth. In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A.
Net Income
Net income reflects the Company's net sales, less cost of sales, SG&A, interest, taxes and other expenses.
Adjusted EBITDA
Adjusted EBITDA is defined as income from continuing operations before interest expense, net, provision (benefit) for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including: compensatory payments related to options, stock-based compensation expense; pre-opening expenses; management fees; non-cash rent; strategic consulting; costs related to our IPO and the registered offerings by selling stockholders (such offering costs, collectively, "offering costs"); club closing and impairment charges; reduction in force severance and other adjustments. For a reconciliation of Adjusted EBITDA to income from continuing operations, the most directly comparable GAAP measure, see "Non-GAAP Financial Measures."
Non-GAAP Financial Measures
Adjusted EBITDA
We present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, including pre-opening expenses. The amount and timing of pre-opening expenses are dependent on, among other things, the size of new clubs opened and the number of new clubs opened during any given period. You are encouraged to evaluate the adjustments described above and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be considered as an alternative to any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries. Further, Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for any analysis of our results as reported under GAAP.

Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation; to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and to compare our performance against that of other peer companies using similar measures.
The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of sales for the periods presented:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
(in thousands)
Income from continuing operations	$187,757	$127,092	$51,975
Interest expense, net	108,230	164,535	196,724
Provision (benefit) for income taxes	56,212	11,826	(28,427)
Depreciation and amortization	157,000	162,223	164,061
Compensatory payments related to options(1)	—	—	77,953
Stock-based compensation expense(2)	18,796	58,917	9,102
Pre-opening expenses(3)	15,152	6,118	3,004
Management fees(4)	—	3,333	8,038
Non-cash rent(5)	8,374	4,864	5,391
Strategic consulting(6)	11,349	33,486	30,316
Reduction in force severance(7)	3,994	—	9,065
Offering costs(8)	1,928	3,803	—
Club closing and Impairment charges(9)	15,383	4,237	—
Other adjustments(10)	(2,551)	(2,008)	6,305
Adjusted EBITDA	$581,624	$578,426	$533,507
Adjusted EBITDA as a percentage of net sales	4.5%	4.5%	4.3%
__________

(1)	Represents payments to holders of our stock options made pursuant to antidilutive provisions in connection with dividends paid to our stockholders.

(2)	Represents total stock-based compensation expense and includes expense related to certain restricted stock and stock option awards issued in connection with our IPO.

(3)	Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.

(4)	Represents management fees paid to the Sponsors (or advisory affiliates thereof) in accordance with our management services agreement, which terminated upon closing of the IPO.

(5)	Consists of an adjustment to remove the non-cash portion of rent expense.

(6)	Represents fees paid to external consultants for strategic initiatives of limited duration.

(7)	Represents severance charges associated with a reduction in workforce announced in January 2020 and costs associated with our voluntary retirement packages issued in January 2018.

(8)	Represents costs related to our IPO and the registered offerings by selling stockholders.

(9)
Represents primarily closing costs associated with two clubs, which closed in the fourth quarter of fiscal 2019 and other impairment charges. In addition, the prior year period includes impairment charges related to a club that was relocated in fiscal 2018.

(10)
Other non-cash items, including gains from the 2019 sales leaseback transaction, non-cash accretion on asset retirement obligations, termination costs to former executives and obligations associated with our post-retirement medical plan. Fiscal 2018 also includes amortization of a deferred gain from sale leaseback transactions in fiscal 2013.

Free cash flow
We present free cash flow, which is not a recognized financial measure under GAAP, because we use it to report to our board of directors and we believe it assists investors and analysts in evaluating our liquidity. Free cash flow should not be considered as an alternative to cash flows from operations as a liquidity measure. We define free cash flow as net cash provided by operating activities less additions to property and equipment, net of disposals, plus proceeds from sale leaseback transactions.
Our presentation of free cash flow should not be considered as an alternative to any other measure derived in accordance with GAAP and should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. In addition, free cash flow may not be comparable to similarly titled measures used by other companies in our industry or across different industries. Further, free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.
The following is a reconciliation of our net cash from operating activities to free cash flow for the periods presented:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
(in thousands)
Net Cash provided by operating activities	$355,143	$427,103	$210,085
Less: Additions to property and equipment, net of disposals	196,901	145,913	137,466
Plus: Proceeds from sale leaseback transaction	21,606	—	—
Free cash flow	$179,848	$281,190	$72,619

Results of Operations

Information pertaining to fiscal year 2017 was included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019 on page 40 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on March 25, 2019.
The following tables summarize key components of our results of operations for the periods indicated:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Statement of Operations Data (dollars in thousands):
Net sales	$12,888,556	$12,724,454	$12,495,995
Membership fee income	302,151	282,893	258,594
Total revenues	13,190,707	13,007,347	12,754,589
Cost of sales	10,763,926	10,646,452	10,513,492
Selling, general and administrative expenses	2,059,430	2,051,324	2,017,821
Pre-opening expenses	15,152	6,118	3,004
Operating income	352,199	303,453	220,272
Interest expense, net	108,230	164,535	196,724
Income from continuing operations before income taxes	243,969	138,918	23,548
Provision (benefit) for income taxes	56,212	11,826	(28,427)
Income from continuing operations	187,757	127,092	51,975
Income (loss) from discontinued operations, net of income taxes	(581)	169	(1,674)
Net income	$187,176	$127,261	$50,301
Operational Data:
Total clubs at end of period	217	216	215
Comparable club sales	0.7%	3.7%	0.8%
Merchandise comparable club sales	1.3%	2.2%	(0.9)%
Adjusted EBITDA	$581,624	$578,426	$533,507
Free cash flow	179,848	281,190	72,619
Membership renewal rate	87%	87%	86%
Fiscal Year 2019 Compared to Fiscal Year 2018
Net Sales
Net sales for fiscal year 2019 were $12.9 billion, a 1.3% increase from net sales reported for fiscal year 2018 of $12.7 billion. The increase was due primarily to a 0.7% increase in comparable club sales and incremental sales from four new clubs opened since the beginning of fiscal year 2018.
Comparable club sales

Fiscal Year Ended
February 1, 2020
Comparable club sales	0.7%
Less: contribution from gasoline sales	(0.6)%
Merchandise comparable club sales	1.3%

Merchandise comparable club sales increased 1.3% in fiscal year 2019. The increase was driven by growth in sales of general merchandise and non-edible groceries of approximately 4% and 1%, respectively, partially offset by a decrease in sales of perishables of approximately 1% and sales of edible groceries were flat.
The increase in general merchandise sales was driven by growth in our B2B channel and stronger sales of small and seasonal appliances, tires and video games. Sales of non-edible groceries improved primarily due to growth in paper products and pet care, partially offset by softer sales in baby care. Sales of perishables and edible grocery were negatively impacted by a timing shift in EBT spending versus last year and slight deflation in eggs and seafood.
Membership fee income
Membership fee income was $302.2 million in fiscal year 2019, compared to $282.9 million in fiscal year 2018, a 6.8% increase. The growth in membership fee income was due to successful member acquisition efforts, maintaining our strong renewal rate of 87%, increasing higher tier membership penetration and improving the quality of memberships by converting trial members to paid members. Membership fee income also grew due to an increase in our membership fees. This fee increase constituted approximately 33% of the growth.
Cost of sales
Cost of sales was $10.8 billion, or 83.5% of net sales, in fiscal year 2019, compared to $10.6 billion, or 83.7% of net sales, in fiscal year 2018. The 0.2% decrease as a percentage of net sales was driven by merchandise margin gains of approximately 0.3% over last year from the continued progress in our category profitability improvement program, partially offset by lower gas margin versus last year.
Selling, general and administrative expenses
SG&A were $2.1 billion, or 16.0% of net sales, in fiscal year 2019, compared to $2.1 billion, or 16.1% of net sales, in fiscal year 2018. SG&A in fiscal year 2019 included charges of $14.4 million, consisting of impairment charges and other related expenses associated with closing two clubs in January of fiscal year 2019, $4.0 million of severance charges related to the elimination of positions in our home office and field organization in January of fiscal year 2019, $1.9 million of offering costs related to our secondary offerings, and a $2.6 million gain from the sale leaseback of one of our new clubs in Michigan. SG&A in fiscal year 2018 included charges of $48.9 million for stock compensation related to awards issued in conjunction with our IPO, $4.0 million of impairment charges on fixed assets for a club that was relocated, $3.8 million of offering costs related to our IPO and secondary offerings and $3.3 million of management fees paid to the Sponsors. Other items included in SG&A as a percent of net sales increased by approximately 0.2% due to investments in our capabilities and talent in areas such as promotions, data analytics, category profitability improvement program procurement and optical services as well as higher rent and other occupancy costs due to our new club openings.
Pre-opening expenses
Pre-opening expenses were $15.2 million in fiscal year 2019, compared to $6.1 million in fiscal year 2018. Pre-opening expenses for fiscal year 2019 included charges for three new clubs and six gas stations that opened in fiscal year 2019 and two new club openings, which are expected for fiscal year 2020. Pre-opening expenses for fiscal year 2018 included charges for one new club and five new gas stations that opened in fiscal year 2018 and new club and gas station openings that occurred in fiscal year 2019.
Interest expense, net
Interest expense, net was $108.2 million for fiscal year 2019, compared to $164.5 million for fiscal year 2018. Interest expense, net for fiscal year 2019 included interest expense of $96.7 million related to debt service on outstanding borrowings, $3.8 million of fees and write-offs of deferred financing costs and original issue discounts associated with the partial prepayment and the repricing of our First Lien Term Loan in October and January of fiscal year 2019, respectively, $5.2 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, and $2.5 million of other interest charges.
Interest expense, net for fiscal year 2018 included interest expense of $128.6 million related to debt service on outstanding borrowings, $25.4 million of charges related to the repricing of our outstanding borrowings, $6.6 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, and $3.9 million of other interest charges.

Provision for income taxes
The Company’s effective income tax rate from continuing operations was 23.0% for fiscal year 2019 and 8.5% for fiscal year 2018. The increase in the effective tax rate in fiscal year 2019 resulted primarily from lower excess tax benefits on share-based compensation of $8.8 million in the current year as compared to $20.0 million in the prior period.

Seasonality

Our business is moderately seasonal in nature. Historically, our business has realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively. Our quarterly results have been and will continue to be affected by the timing of new club openings and their associated pre-opening expenses. As a result of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Facility. As of February 1, 2020, cash and cash equivalents totaled $30.2 million, and we had $496.3 million of unused capacity under our ABL Facility. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Facility will be sufficient to finance our operations, meet our current debt obligations, and fund anticipated capital expenditures.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
(in thousands)
Net cash provided by operating activities	$355,143	$427,103	$210,085
Net cash used in investing activities	(175,295)	(145,913)	(137,466)
Net cash used in financing activities	(176,790)	(288,998)	(69,629)
Net increase (decrease) in cash and cash equivalents	$3,058	$(7,808)	$2,990
Net Cash from Operating Activities
Net cash provided by operating activities was $355.1 million in fiscal year 2019, compared to $427.1 million in fiscal year 2018. The decrease in operating cash flow was primarily due to timing of inventory purchases and related accounts payable compared to the prior year.
Net cash provided by operating activities was $427.1 million in fiscal year 2018 compared to $210.1 million in fiscal year 2017. The increase in operating cash flow was primarily due to higher operating income from improved margin rates and increased membership fee income, lower interest payments due to the paydown of the Second Lien Term Loan, and strong working capital management, including better management of accounts payable. Additionally, fiscal year 2018 operating cash flows increased due to non-recurring costs of $88.2 million related to the dividend transaction in February 2017, including the compensatory payments related to stock options and debt issuance costs that could not be deferred. See Note 5, "Dividend and Recapitalization" of our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Net Cash from Investing Activities
Cash used in investing activities was $175.3 million in fiscal year 2019, compared to $145.9 million in fiscal year 2018. The increase was due to more investments in technology and more spending on new clubs and gas stations compared to the prior year.
Cash used in investing activities was $145.9 million in fiscal year 2018, compared to $137.5 million in fiscal year 2017. The increase was due to more investments in technology and more spending on new and relocated clubs compared to the prior year.
Net Cash from Financing Activities
Cash used in financing activities in fiscal year 2019 was $176.8 million, compared to $289.0 million in fiscal year 2018. In fiscal year 2019, we completed a $200.0 million paydown of the First Lien Term Loan, which was financed through borrowings from the ABL Facility, which lowered the interest rate calculation to LIBOR plus 275 basis points. In January 2020, the Company completed a refinancing of the First Lien Term Loan, which lowered the interest rate calculation to LIBOR plus 225 basis points. Net proceeds from the ABL Facility were $89.0 million in fiscal year 2019 and $72.0 million in fiscal year 2018. The decrease over last year was partially offset by the acquisition of $67.3 million of treasury stock in fiscal year 2019 compared with $19.1 million in fiscal year 2018.
Cash used in financing activities in fiscal year 2018 was $289.0 million, compared to $69.6 million in fiscal year 2017. The increase is due mainly to the extinguishment of the Second Lien Term Loan in the second quarter of fiscal year 2018 and the partial paydown of the First Lien Term Loan in conjunction with its repricing in the third quarter of fiscal year 2018. Net proceeds from the ABL Facility were $72.0 million in fiscal year 2018 and $162.0 million in fiscal year 2017. The increase in cash used for financing activities was also offset by net proceeds of $691.0 million from the IPO.

Debt and Borrowing Capacity

On August 13, 2018, the Company refinanced its First Lien Term Loan and reduced the applicable interest rates and the principal on the loan. The Company drew $350.0 million under its ABL Facility to fund the transaction. As amended, the First Lien Term Loan had an initial principal amount of $1,537.7 million and interest was calculated either at LIBOR plus 275 to 300 basis points or a base rate plus 175 to 200 basis points based on the Company achieving a net leverage ratio of 3.00 to 1.00. The Company paid debt costs of $1.8 million and accrued interest of $1.2 million at closing of the refinancing.
On August 17, 2018, we amended the ABL Facility to extend the maturity date from February 3, 2022 to August 17, 2023 and reduce the applicable interest rates and letter of credit fees on the facility. As amended, interest on the revolving credit facility was calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan was calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability stepped down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The Company paid debt costs of approximately $1.0 million at closing.
On November 13, 2018, the Company entered into three forward starting interest rate swaps (the "Interest Rate Swaps"), which were effective starting on February 13, 2019. The Company has fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0% from February 13, 2019 until February 13, 2022. The Interest Rate Swaps are recorded as a liability of $40.0 million and $19.4 million in fiscal year 2019 and fiscal year 2018, respectively, with the net of tax amount recorded in other comprehensive income.
On November 1, 2019, the Company borrowed $200.0 million from the ABL Facility. The proceeds from the Company's borrowing were used to pay a portion of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $2.0 million of previously capitalized deferred debt issuance costs and original issue discount.
On January 29, 2020, the Company amended its First Lien Term Loan to reduce the applicable interest rates. As amended, the First Lien Term Loan has an initial principal amount of $1,315.2 million and interest is calculated either at LIBOR plus 225 basis points basis or a base rate plus 125 basis points. Total fees associated with the refinancing were approximately $1.7 million. The Company wrote-off $0.1 million of previously capitalized debt issuance costs and original issue discount and expensed $1.7 million of new third-party fees.
At February 2, 2020, the interest rate for the First Lien Term Loan was 3.90% and there was $1,315.2 million outstanding. See Note 6, "Debt and Credit Arrangements" of our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Contractual Obligations

The following table summarizes our significant contractual obligations as of February 1, 2020:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Outstanding borrowings and interest(1)	$1,933,254	$410,067	$146,388	$1,376,799	$—
Operating leases	3,463,776	319,628	629,741	570,766	1,943,641
Financing leases including interest	34,010	3,412	6,878	6,878	16,842
Purchase obligations(2)	743,289	687,629	42,664	12,996	—
Total	$6,174,329	$1,420,736	$825,671	$1,967,439	$1,960,483

(1)
Total interest payments associated with these borrowings are included within this amount and are estimated to be $207.6 million based on the interest rate of 3.90% on the First Lien Term Loan and 2.78% on the ABL Facility, which were the rates in effect at February 1, 2020. The interest payments have been adjusted for the floating to fixed rate interest rate swap on $1.2 billion of the outstanding borrowings.

(2)
Includes our significant contractual unconditional purchase obligations. For cancellable agreements, any penalty due upon cancellation is included. These commitments do not exceed our projected requirements and are in the normal course of business. Examples include firm commitments for merchandise purchase orders, gasoline and information technology.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.

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

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with impairment of indefinite-lived intangible and long-lived assets; and self-insurance reserves. Our significant accounting policies related to these accounts in the preparation of our consolidated financial statements are described below.

Impairment of Indefinite-Lived Intangible and Long-Lived Assets

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

We assessed the recoverability of the BJ’s trade name and determined that its estimated fair value exceeded its carrying value and that no impairment was recorded in fiscal years 2019, 2018 or 2017.

Long-Lived Assets

We review the realizability of our long-lived assets at the lowest level for which identifiable cash flows are present, our club level, periodically and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We monitor our club portfolio to identify clubs that are underperforming. When we identify an underperforming club, we perform a review to reassess the future cash flows of the club. Current and expected operating results and cash flows and other factors are considered in connection with our reviews. Significant judgments are made in projecting future cash flows and are based on a number of factors, including the maturity level of the club, historical experience of clubs with similar characteristics, recent sales, margin and other trends and general economic assumptions. Our estimates of future cash flows are based on our experience, knowledge and judgments. These estimates can be affected by factors that are difficult to predict including future revenue, operating results and economic conditions. While we believe our estimates are reasonable, different assumptions regarding future cash flows could affect our analysis and result in future impairment. Impairment losses are measured and recorded as the difference between the carrying amount and the fair value of the assets. In fiscal year 2019, we recorded $13.3 million of impairment charges to lower the carrying value of the assets to estimated fair value. The total impairment charges consisted of $1.7 million related to technology assets, $2.0 million related to fixed assets and $9.6 million related to operating lease right of use ("ROU") assets. In fiscal year 2018, we recorded an impairment loss of $4.0 million on the assets of a club to lower the carrying value of them to the estimated fair value less cost to sell those assets. No impairment charges were recorded in fiscal year 2017.

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

Recent Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies" of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in market interest rates and these changes in rates will impact our net interest expense and our cash flow from operations. Substantially all our borrowings carry variable interest rates. An increase in interest rates could have a material impact on our cash flow. In November 2018, the Company entered into three forward starting interest rate swaps, which became effective on February 13, 2019 and continue until February 13, 2022. The Company fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0%. As of February 1, 2020, a 100-basis point increase in assumed interest rates for our variable interest credit facilities would have had an annual impact of approximately $6 million on interest expense. A 100 basis point decrease in interest rates on our variable interest rate debt outstanding as of February 1, 2020, would result in a net decrease in the fair value of our interest rate swaps of approximately $21 million.
In July 2017, FCA announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the SOFR as its preferred alternative to USD-LIBOR. The Company is not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest amounts on the ABL Facility and First Lien Term Loan and the interest rate swaps. In the event that LIBOR is discontinued, the interest rates will be based on a fallback reference rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect the Company’s ability to borrow or maintain already outstanding borrowings or swaps, but the alternative reference rate could be higher and more volatile than LIBOR.
Certain risks arise in connection with transitioning contracts to an alternative reference rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty.
If a contract is not transitioned to an alternative reference rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected.
While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019	51
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018	52
Consolidated Statements of Contingently Redeemable Common Stock and Stockholders' Deficit for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018	53
Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018	54
Notes to Consolidated Financial Statements	55

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BJ’s Wholesale Club Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BJ’s Wholesale Club Holdings, Inc. and its subsidiaries (the “Company”) as of February 1, 2020 and February 2, 2019, and the related consolidated statements of operations and comprehensive income, of contingently redeemable common stock and stockholders' deficit and of cash flows for each of the three years in the period ended February 1, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of the Trade Name Intangible Asset

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s indefinite-lived intangible asset for its trade name was valued at $90.5 million as of February 1, 2020. Management conducts an impairment test annually in the fourth quarter of each year or whenever events or changes in circumstances indicate the trade name intangible asset may be impaired. If the recorded carrying value of the intangible asset exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its estimated fair value.  The fair value of the trade name is determined using the relief-from-royalty method. Management’s calculation of the fair value includes assumptions, estimates and judgments, including estimated future cash flows, the discount rate used to discount such cash flows, and the estimated royalty rate.

The principal consideration for our determination that performing procedures relating to the impairment assessment of the trade name intangible asset is a critical audit matter is there was significant judgment by management when developing the fair value measurement of the trade name, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions, including the discount rate used to discount estimated future cash flows and the estimated royalty rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessment of the trade name intangible asset, including controls over the valuation of the Company’s trade name. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the relief-from-royalty method; testing the completeness, accuracy, and relevance of underlying data used in the method; and evaluating the significant assumptions used by management, including the discount rate used to discount estimated future cash flows and the estimated royalty rate. Evaluating management’s significant assumptions, including the discount rate used to discount estimated future cash flows and the estimated royalty rate, involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the Company and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s method and certain significant assumptions, including the discount rate used to discount estimated future cash flows and the estimated royalty rate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 19, 2020

We have served as the Company’s auditor since 1996.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	February 1, 2020	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$30,204	$27,146
Accounts receivable, net	206,353	194,300
Merchandise inventories	1,081,502	1,052,306
Prepaid expenses and other current assets	41,961	63,454
Total current assets	1,360,020	1,337,206
Operating lease right-of-use assets, net	2,060,059	—
Property and equipment:
Land and buildings	375,375	390,243
Leasehold costs and improvements	214,209	203,394
Furniture, fixtures and equipment	1,135,892	1,039,360
Construction in progress	51,741	23,749
	1,777,217	1,656,746
Less: accumulated depreciation and amortization	(1,017,009)	(907,968)
Total property and equipment, net	760,208	748,778
Goodwill	924,134	924,134
Intangibles, net	146,985	200,870
Other assets	18,374	28,297
Total assets	$5,269,780	$3,239,285
LIABILITIES
Current liabilities:
Current portion of long-term debt	$343,377	$254,377
Current portion of operating lease liabilities	123,751	—
Accounts payable	786,412	816,880
Accrued expenses and other current liabilities	547,876	506,431
Total current liabilities	1,801,416	1,577,688
Long-term operating lease liabilities	1,986,790	—
Long-term debt	1,337,308	1,546,471
Deferred income taxes	46,200	36,937
Other non-current liabilities	152,410	280,273
Commitments and contingencies (see Note 9)
STOCKHOLDERS’ DEFICIT
Preferred stock; $0.01 par value; 5,000 shares authorized, and no shares issued or outstanding	—	—
Common stock; par value $0.01; 300,000 shares authorized, 140,723 shares issued and 137,298 shares outstanding at February 1, 2020; 300,000 shares authorized, 138,099 shares issued and 137,317 shares outstanding at February 2, 2019	1,407	1,381
Additional paid-in capital	773,618	742,072
Accumulated deficit	(716,369)	(915,113)
Accumulated other comprehensive loss	(26,586)	(11,315)
Treasury stock, at cost, 3,425 shares at February 1, 2020 and 782 shares at February 2, 2019	(86,414)	(19,109)
Total stockholders’ deficit	(54,344)	(202,084)
Total liabilities and stockholders’ deficit	$5,269,780	$3,239,285
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended February 1, 2020	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018
Net sales	$12,888,556	$12,724,454	$12,495,995
Membership fee income	302,151	282,893	258,594
Total revenues	13,190,707	13,007,347	12,754,589
Cost of sales	10,763,926	10,646,452	10,513,492
Selling, general and administrative expenses	2,059,430	2,051,324	2,017,821
Pre-opening expense	15,152	6,118	3,004
Operating income	352,199	303,453	220,272
Interest expense, net	108,230	164,535	196,724
Income from continuing operations before income taxes	243,969	138,918	23,548
Provision (benefit) for income taxes	56,212	11,826	(28,427)
Income from continuing operations	187,757	127,092	51,975
Income (loss) from discontinued operations, net of income taxes	(581)	169	(1,674)
Net income	$187,176	$127,261	$50,301
Income per share attributable to common stockholders — basic:
Income from continuing operations	$1.38	$1.09	$0.59
Loss from discontinued operations	(0.01)	—	(0.02)
Net income	$1.37	$1.09	$0.57
Income per share attributable to common stockholders — diluted:
Income from continuing operations	$1.35	$1.05	$0.56
Loss from discontinued operations	—	—	(0.02)
Net income	$1.35	$1.05	$0.54
Weighted-average number of common shares outstanding:
Basic	136,174	116,599	88,386
Diluted	139,109	121,135	92,264
Other comprehensive income:
Postretirement medical plan adjustment, net of income tax of $385, $94 and $204, respectively	$(990)	$240	$(312)
Unrealized loss on cash flow hedge, net of income tax of $5,554, $5,454 and $0, respectively	(14,281)	(13,956)	—
Total other comprehensive loss	(15,271)	(13,716)	(312)
Total comprehensive income	$171,905	$113,545	$49,989
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND
STOCKHOLDERS’ DEFICIT
(Amount in thousands)

	Contingently Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, January 28, 2017	1,043	$8,145	87,073	$871	$6,397	$(356,760)	$2,281	—	$—	$(347,211)
Net income	—	—	—	—	—	50,301	—	—	—	50,301
Postretirement medical plan adjustment, net of tax	—	—	—	—	—	—	(312)	—	—	(312)
Dividends paid	—	—	—	—	(6,397)	(729,121)	—	—	—	(735,518)
Stock compensation expense	—	—	—	—	9,102	—	—	—	—	9,102
Option exercises	616	3,708	—	—	(2,850)	—	—	—	—	(2,850)
Call of shares	(203)	(1,415)	—	—	(554)	—	—	—	—	(554)
Other equity transactions	—	—	—	—	(2,815)	(432)	432	—	—	(2,815)
Balance, February 3, 2018	1,456	$10,438	87,073	$871	$2,883	$(1,036,012)	$2,401	—	$—	$(1,029,857)
Net income	—	—	—	—	—	127,261	—	—	—	127,261
Postretirement medical plan adjustment, net of tax	—	—	—	—	—	—	240	—	—	240
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(13,956)	—	—	(13,956)
Dividends paid	—	—	—	—	(25)	—	—	—	—	(25)
Common stock issued for public offering, net of related fees	—	—	43,125	431	685,458	—	—	—	—	685,889
Common stock issued under stock incentive plans	—	—	4,875	49	(49)	—	—	—	—	—
Stock reclassification as a result of public offering	(1,736)	(13,202)	1,736	17	13,185	—	—	—	—	13,202
Common stock issued related to follow-on offering	—	—	1,290	13	(13)	—	—	—	—	—
Common stock repurchased upon vesting of stock awards	—	—	—	—	—	—	—	(782)	(19,109)	(19,109)
Stock compensation expense	—	—	—	—	57,677	—	—	—	—	57,677
Options exercised prior to public offering	280	2,792	—	—	(2,210)	—	—	—	—	(2,210)
Call of shares prior to public offering	—	(28)	—	—	(12)	—	—	—	—	(12)
Net shares used to pay tax withholdings upon option exercise	—	—	—	—	(22,883)	—	—	—	—	(22,883)
Net cash received on option exercises	—	—	—	—	8,061	—	—	—	—	8,061
Cumulative effect of change in Accounting principle	—	—	—	—	—	(6,362)	—	—	—	(6,362)
Balance, February 2, 2019	—	$—	138,099	$1,381	$742,072	$(915,113)	$(11,315)	(782)	$(19,109)	$(202,084)
Net income	—	—	—	—	—	187,176	—	—	—	187,176
Postretirement medical plan adjustment, net of tax	—	—	—	—	—	—	(990)	—	—	(990)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(14,281)	—	—	(14,281)
Dividend paid	—	—	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	—	—	2,536	25	(25)	—	—	—	—	—
Common stock issued under ESPP plan	—	—	88	1	1,728	—	—	—	—	1,729
Stock compensation expense	—	—	—	—	18,796	—	—	—	—	18,796
Net cash received on option exercises	—	—	—	—	11,072	—	—	—	—	11,072
Treasury stock purchases	—	—	—	—	—	—	—	(2,643)	(67,305)	(67,305)
Cumulative effect of change in Accounting principle	—	—	—	—	—	11,568	—	—	—	11,568
Balance, February 1, 2020	—	$—	140,723	$1,407	$773,618	$(716,369)	$(26,586)	(3,425)	$(86,414)	$(54,344)
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended February 1, 2020	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$187,176	$127,261	$50,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,000	162,223	164,061
Amortization of debt issuance costs and accretion of original issues discount	5,172	6,556	8,463
Debt extinguishment and refinancing charges	2,167	23,602	9,788
Impairment charges	13,306	3,962	—
Stock-based compensation expense	18,796	57,677	9,102
Deferred income tax provision (benefit)	10,246	(12,314)	(35,623)
Other non-cash items, net	2,028	2,362	3,892
Increase (decrease) in cash due to changes in:
Accounts receivable	(12,053)	(3,976)	(24,507)
Merchandise inventories	(29,196)	(33,168)	12,706
Prepaid expenses and other current assets	22,169	26,338	(47,867)
Other assets	1,710	874	967
Accounts payable	(20,868)	68,884	36,081
Change in book overdrafts	(12,094)	(19,770)	7,523
Accrued expenses	18,134	19,121	8,236
Other non-current liabilities	(8,550)	(2,529)	6,962
Net cash provided by operating activities	355,143	427,103	210,085
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(196,901)	(145,913)	(137,466)
Proceeds from sale leaseback transaction	21,606	—	—
Net cash used in investing activities	(175,295)	(145,913)	(137,466)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	—	—	547,544
Payments on long term debt	(14,829)	(36,167)	(14,437)
Paydown of the First Lien Term Loan and extinguishment of Second Lien Term Loan	(200,000)	(975,633)	—
Proceeds from ABL facility	1,390,000	1,587,000	1,645,000
Payments on ABL facility	(1,301,000)	(1,515,000)	(1,483,000)
Debt issuance costs paid	(21)	(982)	(24,635)
Dividends paid	(25)	(25)	(735,518)
Capital lease and financing obligations payments	(612)	(691)	(657)
Net cash received (paid) from stock option exercises	11,072	(14,240)	858
Net cash received from Employee Stock Purchase Program (ESPP)	1,728	—	—
Cash paid for share repurchases	—	—	(1,969)
Acquisition of treasury stock	(67,305)	(19,109)	—
Proceeds from Initial Public Offering, net of underwriters' discount and commission	—	690,970	—
Payment of Initial Public Offering costs	—	(5,081)	—
Proceeds from financing obligations	4,202	—	—
Other financing activities	—	(40)	(2,815)
Net cash used in financing activities	(176,790)	(288,998)	(69,629)
Net increase (decrease) in cash and cash equivalents	3,058	(7,808)	2,990
Cash and cash equivalents at beginning of period	27,146	34,954	31,964
Cash and cash equivalents at end of period	$30,204	$27,146	$34,954
Supplemental cash flow information:
Interest paid	$96,861	$152,882	$152,178
Income taxes paid	40,351	15,845	14,820
Non-cash financing and investing activities:
Conversion of contingently redeemable common stock into common stock	—	13,202	—
Property additions included in accrued expenses	11,247	13,849	19,405
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly owned subsidiaries (the "Company" or "BJ’s") is a leading warehouse club operator in the eastern United States of America. As of February 1, 2020, BJ’s operated 217 warehouse clubs in 17 states.
BJ’s business, in common with the business of retailers generally, is subject to seasonal influences. Sales and operating income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
BJ's Wholesale Club, Inc., the primary operating subsidiary of the registrant, was previously an independent publicly traded corporation until its acquisition on September 30, 2011, by a subsidiary of Beacon Holding Inc., a company incorporated on June 24, 2011 by investment funds affiliated with or advised by CVC Capital Partners ("CVC") and Leonard Green & Partners, L.P. ("Leonard Green") (the "Sponsors") for the purpose of the acquisition. On February 23, 2018, Beacon Holding Inc. changed its name to BJ's Wholesale Club Holdings, Inc. On July 2, 2018, BJ's Wholesale Club Holdings, Inc. became a publicly traded entity in connection with its initial public offering ("IPO") of common stock and listing on the New York Stock Exchange ("NYSE") under the ticker symbol "BJ."

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2019 ("2019") consists of the 52 weeks ended February 1, 2020, fiscal year 2018 ("2018") consists of the 52 weeks ended February 2, 2019 and fiscal year 2017 ("2017") consists of the 53 weeks ended February 3, 2018.
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
On July 2, 2018, the Company used the net proceeds from the IPO to extinguish the total outstanding balance of $623.3 million of its senior secured second lien term loan facility (the "Second Lien Term Loan"). See Note 6, Debt and Credit Arrangements, for further discussion regarding the Second Lien Term Loan extinguishment.
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

On March 11, 2019, certain selling stockholders completed a registered sale (the "March 2019 Secondary Offering") of 19,550,000 shares of the Company's common stock at a public offering price of $25.08 per share. Of the 19,550,000 shares sold, 2,550,000 shares represented the underwriters' exercise of their overallotment option. The Company did not receive any proceeds from the March 2019 Secondary Offering or incur underwriters' discounts or commissions on the sale. The Company incurred transaction costs of $1.2 million primarily for legal, accounting and printer services related to the March 2019 Secondary Offering.
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

On June 27, 2019, certain selling stockholders completed a registered sale (the "CVC June 2019 Secondary Offering") of 9,977,024 shares of the Company's common stock at a price of $25.41 per share. In connection with this offering, the Company repurchased 2,500,000 shares at $25.41 per share. The Company did not receive any proceeds from the CVC June 2019 Secondary Offering or incur underwriters’ discounts or commissions on the sale. The Company incurred immaterial transaction costs related to the CVC June 2019 Secondary Offering. Subsequent to the CVC June 2019 Secondary Offering, Leonard Green Partners sold its remaining shares through multiple open-market transactions.
As of February 1, 2020, the Sponsors, CVC and Leonard Green Partners no longer held any shares of the Company's common stock.
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
The following table summarizes the percentage of net sales by category:

	Fiscal Year
	2019 % of Total	2018 % of Total	2017 % of Total
Edible Grocery	24%	24%	24%
Perishables	27%	28%	29%
Non-Edible Grocery	21%	21%	21%
General Merchandise	15%	14%	14%
Gasoline & Other Ancillary Services	13%	13%	12%
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
All of the warehouse clubs are located in the eastern United States. Sales from the New York metropolitan area made up approximately 25% of net sales in 2019, 2018 and 2017.

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
Accounts Receivable
Accounts receivable consists primarily of credit card receivables and receivables from vendors related to rebates and coupons and is stated net of allowances for doubtful accounts of $0.9 million at February 1, 2020 and February 2, 2019. The determination of the allowance for doubtful accounts is based on BJ’s historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.
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
Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Buildings and improvements are depreciated over estimated useful lives of 33 years. Interest related to the development of buildings is capitalized during the construction period. Leasehold costs and improvements are amortized over the remaining lease term (which includes renewal periods that are reasonably assured) or the asset’s estimated useful life, whichever is shorter. Furniture, fixtures and equipment are depreciated over estimated useful lives, ranging from three to ten years. Depreciation expense was $143.5 million in 2019, $140.4 million in 2018 and $138.0 million in 2017.
Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized. Capitalized software costs are included in furniture, fixtures, and equipment and are amortized on a straight-line basis over the estimated useful life of the software, which is three years. Software costs not meeting the criteria for capitalization are expensed as incurred.
Expenditures for betterments and major improvements that significantly enhance the value and increase the estimated useful life of the assets are capitalized and depreciated over the new estimated useful life. Repairs and maintenance costs on all assets are expensed as incurred.
Deferred Issuance Costs
The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt and debt issuance costs associated with the ABL Facility (as defined in Note 5) are recorded within other assets. Debt issuance costs are amortized over the term of the related financing arrangements on a straight-line basis, which is materially consistent with the effective interest method. Amortization of deferred debt issuance costs is recorded in interest expense and was $2.7 million in 2019, $3.3 million in 2018 and $4.1 million in 2017.
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

The Company may assess its goodwill for impairment initially using a qualitative approach ("step zero") to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative assessment for goodwill is a two-step assessment. "Step one" requires comparing the carrying value of a reporting unit, including goodwill, to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is to measure the amount of impairment loss, if any. "Step two" compares the implied fair value of goodwill to the carrying amount of goodwill. The implied fair value of goodwill is determined by a hypothetical purchase price allocation using the reporting unit’s fair value as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recorded to write down goodwill to its implied fair value and is recorded as a component of selling, general and administrative expense ("SG&A"). The Company assessed the recoverability of goodwill in fiscal years 2019, 2018 and 2017 and determined that there was no impairment.
The Company assesses the recoverability of its trade name whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of the trade name exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its estimated fair value as a component of SG&A. The Company assessed the recoverability of the BJ’s trade name and determined that its estimated fair value exceeded its carrying value and that no impairment was necessary in fiscal years 2019, 2018 or 2017.
Impairment of Long-lived Assets
The Company reviews the realizability of long-lived assets periodically and whenever a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3). Current and expected operating results and cash flows and other factors are considered in connection with management’s reviews. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of individual clubs and consolidated net cash flows for long-lived assets not identifiable to individual clubs. Impairment losses are measured as the difference between the carrying amount and the estimated fair value of the assets being evaluated. In fiscal year 2019, the Company recorded $13.3 million of impairment charges to lower the carrying value of the assets to their estimated fair value. The total impairment charges consisted of $1.7 million related to IT assets, $2.0 million related to fixed assets and $9.6 million related to operating lease right of use ("ROU") assets. The fixed asset impairment charges and operating lease ROU asset impairment charges related to four club locations. The combined fixed assets and operating lease ROU asset carrying value of these four locations after the impairment charge was $10.5 million.
In fiscal year 2018, the Company recorded an impairment loss of $4.0 million on the fixed assets of one club to lower the carrying value of the fixed assets to their estimated fair value less cost to sell. No impairment charges were recorded in fiscal year 2017.
Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are placed in service, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized in leasehold improvements and depreciated over their useful life. The Company’s asset retirement obligations relate to the future removal of gasoline tanks and solar panels installed at leased clubs and the related assets associated with the gas stations and solar panel locations. See Note 15 for further information on the amounts accrued.
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
Merchandise sales—The Company recognizes sales of merchandise at clubs and gas stations when the customer takes possession of the goods and tenders payment. Sales of merchandise at the Company’s clubs and gas stations, excluding sales taxes, represented approximately 96% of the Company’s net sales and approximately 93% of the Company’s total revenues for fiscal year 2019. Sales taxes are recorded as a liability at the point of sale. Revenue is recorded at the point of sale based on the transaction price on the shelf sign, net of any applicable discounts, sales taxes and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the shipping point.
BJ's Perks Rewards and My BJ's Perks programs— The Company’s BJ’s Perks Rewards® membership program allows participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ’s. The Company also offers a co-branded credit card program, the My BJ’s Perks® program, which allows My BJ’s Perks® Mastercard credit card holders to earn up to 5% cash back on eligible purchases made at BJ’s up to 2% cash back on purchases made with the card outside of BJ’s. Cash back is in the form of electronic awards issued in $20 increments that may be used online or in-club at the register and expire six months from the date issued.
Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or the Company’s website. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $26.7 million at February 1, 2020 and $25.8 million at February 2, 2019.
Royalty revenue received in connection with the My BJ's Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company's total deferred royalty revenue related to the outstanding My BJ's Perks credit card program was $14.8 million and $13.4 million at February 1, 2020 and February 2, 2019, respectively. The timing of revenue recognition of these awards is driven by actual customer activities, such as redemptions and expirations. At February 1, 2020, the Company expects to recognize $12.5 million of the deferred revenue in fiscal year 2020, and expects the remainder will be recognized in the years thereafter.
Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. Because the Company has the obligation to provide access to its clubs, website and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $144.0 million and $134.4 million at February 1, 2020 and February 2, 2019, respectively.
Gift Card Programs—The Company sells BJ’s gift cards that allow customers to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized upon redemption of the gift card because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. Historically, the Company recognized breakage under the remote model, which recognizes breakage income when the likelihood of the customer exercising its remaining rights becomes remote. Under the current guidance, the Company recognizes breakage in proportion to its rate of gift card redemptions. This change in breakage recognition model had an immaterial impact on the Company’s results of operations for fiscal years 2019 and 2018. Deferred revenue related to gift cards was $10.3 million and $9.1 million at February 1, 2020 and February 2, 2019, respectively. The Company recognized approximately $49.1 million and $50.0 million of revenue from gift card redemptions in the fiscal years ended February 1, 2020 and February 2, 2019, respectively.
Warranty Programs
The Company passes on any manufacturers’ warranties to members. In addition, BJ’s includes an extended warranty on tires sold at the clubs, under which BJ’s customers receive tire repair services or tire replacement in certain circumstances. This warranty is included in the sale price of the tire and it cannot be declined by the customers. The Company is fully liable for claims under the tire warranty program. As the primary obligor in these arrangements, associated revenue is recognized on the date of sale and an estimated warranty obligation is accrued based on claims experience. The liability for future claims under this program is not material to the financial statements.

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
The sales returns reserve, which reduces sales and cost of sales for the estimated impact of returns, was $6.5 million in 2019, $6.8 million in 2018 and $1.5 million in 2017.
Customer Discounts—Discounts given to customers are usually in the form of coupons and instant markdowns and are recognized as redeemed and recorded in contra revenue accounts, as they are part of the transaction price of the merchandise sale. Manufacturer coupons that are available for redemption at all retailers are not reduced from the sale price of merchandise.
Agent Relationships
The Company enters into certain agreements with service providers that offer goods and services to the Company’s members. These service providers sell goods and services including home improvement services and cell phones to the Company’s customers. In exchange, the Company receives payments in the form of commissions and other fees. The Company evaluates the relevant criteria to determine whether they serve as the principal or agent in these contracts with customers, in determining whether it is appropriate in these arrangements to record the gross amount of merchandise sales and related costs, or the net amount earned as commissions. When the Company is considered the principal in a transaction, revenue is recorded gross; otherwise, revenue is recorded on a net basis. Commissions received from these service providers are considered variable consideration and are constrained until the third-party customer makes a purchase from one of the service providers.
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
Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-2, Leases (FASB Accounting Standards Codification ("ASC") Topic 842, Leases) which requires recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. Consistent with prior GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike prior GAAP—which required only finance (formerly capital) leases to be recognized on the balance sheet—the new ASU requires both types of leases to be recognized on the balance sheet.

The Company adopted ASC 842 using the modified retrospective method at the beginning of fiscal year 2019. In accordance with ASC 842, the Company did not recast comparative periods in transition to ASC 842 and instead reported comparative periods under ASC 840. Adoption of the standard resulted in the initial recognition of $2.040 billion of operating lease right-of-use ("ROU") assets and $2.071 billion of operating lease liabilities as of February 3, 2019. The difference between the assets and liabilities is attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the ROU assets. Finance leases were not impacted by the adoption of the new guidance as finance lease liabilities and the corresponding assets were recorded on the consolidated balance sheet under the previous guidance. The adoption of this standard did not have a material impact on the Company’s annual audited consolidated statements of operations and comprehensive income, statements of contingently redeemable common stock and stockholders’ deficit or cash flows, and had a $11.6 million impact on beginning retained earnings in fiscal year 2019 primarily associated with the impact of the Company's deferred gain on prior years' sale leaseback transactions, net of tax. The Company elected the transition package of practical expedients permitted within the new standard which, among other things, allowed it to carry-forward the historical lease classification. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of ROU assets and therefore continued to utilize lease terms determined under previous lease guidance.
Pre-opening Expenses
Pre-opening expenses consist of direct incremental costs of opening or relocating a facility and are expensed as incurred.
Advertising Costs
Advertising costs generally consist of efforts to acquire new members and typically include media advertising (some of which is vendor-funded). BJ’s expenses advertising as incurred as a component of SG&A. Advertising expenses were approximately 0.6%, 0.7% and 0.6% of net sales in 2019, 2018 and 2017, respectively.
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
Prior to the consummation of the IPO on June 28, 2018, the estimated fair value of the Company's stock was determined by its board of directors, with input from management and considering third-party valuations of common stock. Subsequent to the IPO date, the Company's common stock was listed on the NYSE and its value is determined by the market price on the NYSE. See our Note 11 for additional description of the accounting for stock-based awards.
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

Recently Adopted Accounting Pronouncements
Leases (ASU 2016-2)
In February 2016, the FASB issued ASU 2016-2, Leases (FASB ASC Topic 842, Leases) which requires recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. Consistent with prior GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike prior GAAP—which required only finance (formerly capital) leases to be recognized on the balance sheet—the new ASU requires both types of leases to be recognized on the balance sheet.
The Company adopted ASC 842 using the modified retrospective method at the beginning of fiscal year 2019. In accordance with ASC 842, the Company did not recast comparative periods in transition to ASC 842 and instead reported comparative periods under ASC 840. Adoption of the standard resulted in the initial recognition of $2.040 billion of operating lease ROU assets and $2.071 billion of operating lease liabilities as of February 3, 2019. The difference between the assets and liabilities is attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the ROU assets. Finance leases were not impacted by the adoption of the new guidance as finance lease liabilities and the corresponding assets were recorded on the consolidated balance sheet under the previous guidance. The adoption of this standard did not have a material impact on the Company’s annual audited consolidated statements of operations and comprehensive income, statements of contingently redeemable common stock and stockholders’ deficit or cash flows, and had a $11.6 million impact on beginning retained earnings in fiscal year 2019 primarily associated with the impact of the Company's deferred gain on prior years' sale leaseback transactions, net of tax. The Company elected the transition package of practical expedients permitted within the new standard which, among other things, allowed it to carry-forward the historical lease classification. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of ROU assets and therefore continued to utilize lease terms determined under previous lease guidance.
Please refer to Note 4 for further discussion on the Company's leases.
Non-Employee Share-Based Compensation (ASU 2018-07)
In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting, which updates the guidance to Compensation—Stock Compensation (Topic 718). The updated guidance aligns the measurement and classification guidance for share-based payments to non-employees with the guidance for share-based payments to employees, with certain exceptions. The Company adopted ASU 2018-07 at the beginning of fiscal year 2019 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements

Income Taxes (ASU 2019-12)

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the effect that implementation of this standard will have on the Company's consolidated financial statements.
Fair Value Measurement (ASU 2018-13)
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, which updates the guidance to Fair Value Measurement (Topic 820). The updated guidance modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The updated guidance is effective for fiscal periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company does not believe adoption of this standard will have a material impact on the Company's consolidated financial statements.

Goodwill Impairment (ASU 2017-04)
In January 2017, the FASB issued ASU 2017-04. ASU 2017-04 provides amendments to ASC 350, "Intangibles - Goodwill and Other", which eliminate Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company does not believe adoption of this standard will have a material impact on the Company's consolidated financial statements.
Intangibles-Goodwill and Other-Internal-Use Software (ASU 2018-15)
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The update related to accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The update specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The updated guidance is effective for fiscal reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. The Company adopted this standard on February 2, 2020 on a prospective basis. The adoption of this standard had no material impact on the Company's consolidated financial statements.

Credit Losses (ASU 2016-13)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, an entity will recognize a loss (or allowance) upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. ASU 2016-13 is effective for public companies for fiscal years beginning after December 15, 2019 with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods therein. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.

3.	Related Party Transactions
Management Agreement
The Company had a management services agreement with the Sponsors for ongoing consulting and advisory services that terminated upon consummation of the Company's IPO. The management services agreement provided for the aggregate payment of management fees to the Sponsors (or advisory affiliates thereof) of $8.0 million per year, plus out of pocket expenses. The Company incurred no management fees and out of pocket expenses in fiscal year 2019, and $3.3 million and $8.0 million in fiscal years 2018 and 2017, respectively. Management fees and expenses are reported in SG&A in the consolidated statements of operations and comprehensive income.
Other Relationships
One of the Company’s suppliers, Advantage Solutions Inc., is controlled by affiliates of the Sponsors. Advantage Solutions Inc. is principally a provider of in-club product demonstration and sampling services, and the Company also engages them from time to time to provide ancillary support services, including for example, seasonal gift wrapping, on-floor sales assistance and display maintenance. The Company incurred approximately $42.6 million, $43.9 million and $44.8 million of costs payable to Advantage Solutions for services rendered during fiscal years 2019, 2018 and 2017, respectively. The demonstration and sampling service fees are fully funded by merchandise vendors who participate in the program.
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
In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either an operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. The Company has operating and finance leases for the Company's clubs, and operating leases for the Company's distribution centers, corporate office, and stand-alone gas stations. Operating leases, net of accumulated amortization, are included in operating lease ROU assets, and current and non-current operating lease liabilities, on the consolidated balance sheet. Finance leases are included in property and equipment, accrued expenses and other current liabilities, and other non-current liabilities on the consolidated balance sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of the ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term, which amortizes the ROU asset by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in selling general and administrative expense on the consolidated statement of operations and comprehensive income. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
The Company is generally obligated for the cost of property taxes, insurance, and maintenance relating to its leases, which are often variable lease payments. Such costs are presented as occupancy costs for finance and operating leases included in SG&A expense on the consolidated statement of operations and comprehensive income.
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
As of February 1, 2020, assets recorded under finance leases were $19.3 million and accumulated amortization associated with finance leases was $9.5 million, while ROU assets recorded as operating leases were $2.209 billion and accumulated amortization associated with operating leases was $148.7 million. As of February 1, 2020, the Company also recorded non-cash increases of $176.2 million to ROU assets and liabilities resulting from lease reassessments and decreases of $9.6 million to ROU assets resulting from lease impairment charges.
The following table is a summary of the Company’s components of total lease costs for the year ended February 1, 2020 (in thousands):

February 1, 2020
Operating lease cost	$322,346
Finance lease cost:
Amortization of right-of-use assets	1,128
Interest on lease liabilities	2,503
Total finance lease costs	3,631
Variable lease costs	98
Net lease costs	$326,075

The weighted average remaining lease term and weighted average discount rate for operating and finance leases as of February 1, 2020 were as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term in years	8.6	9.3
Weighted average discount rate percentage	8.2%	8.3%

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

Operating cash flows paid for operating leases	$311,971
Operating cash flows paid for interest portion of finance leases	2,503
Financing cash flows paid for principal portion of finance leases	612

Future lease commitments to be paid by the Company as of February 1, 2020 were as follows (in thousands):

Fiscal year	Operating Leases	Finance Leases
2020	$319,628	$3,412
2021	319,632	3,439
2022	310,109	3,439
2023	296,508	3,439
2024	274,258	3,439
Thereafter	1,943,641	16,842
Total future minimum lease payments	3,463,776	34,010
Less: imputed interest	(1,353,236)	(17,795)
Present value of lease liabilities	$2,110,540	$16,215

As of February 1, 2020, the Company had certain executed real estate and gas station leases that have not yet commenced and therefore are not reflected in the tables above. These leases are expected to commence between fiscal year 2020 and fiscal year 2021 with lease terms ranging from 13 years to 20 years.

The following table represents the Company's lease commitments under its previous presentation of its operating and finance lease agreements as of February 2, 2019 (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019	$309,785	$4,510
2020	310,956	4,807
2021	299,410	4,833
2022	282,841	4,894
2023	264,363	4,956
Thereafter	1,778,207	34,377
Total	$3,245,562	$58,377

5. Dividend Recapitalization
On February 3, 2017, the Company distributed a $735.5 million dividend to its common stockholders. In conjunction with the dividend, the Company paid $67.5 million to stock option holders of the Company as required under the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding Inc.), as amended (the "2011 Plan"), and the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding Inc.) (the "2012 Director Plan"). The payments to option holders were recorded as compensation expense in SG&A in fiscal year 2017. The Company also paid $5.4 million to employees under retention bonus arrangements, of which $4.6 million was accrued in 2016 and the remaining $0.8 million was recognized as compensation expense in fiscal year 2017.

6.	Debt and Credit Arrangements
Debt consisted of the following at February 1, 2020 and February 2, 2019 (in thousands):

	February 1, 2020	February 2, 2019
ABL Facility	$378,000	$289,000
First Lien Term Loan	1,315,216	1,530,045
Unamortized debt discount and debt issuance costs	(12,531)	(18,197)
Less: current portion	(343,377)	(254,377)
Long-term debt	$1,337,308	$1,546,471
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
The ABL Facility is comprised of a $950.0 million revolving credit facility and a $50.0 million term loan. The ABL Facility is secured on a senior basis by certain "liquid assets" of the Company and secured on a junior basis by certain "fixed assets" of the Company. The $50.0 million term loan payment terms are restricted in that the term loan cannot be repaid unless all loans outstanding under the ABL Facility are repaid, and once repaid, cannot be re-borrowed. The availability under the $950.0 million revolving credit facility is restricted based on eligible monthly merchandise inventories and receivables as defined in the facility agreement. As amended, interest on the revolving credit facility is calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan is calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The ABL Facility also provides a sub-facility for issuance of letters of credit subject to certain fees defined in the ABL Facility agreement. The ABL Facility is subject to various commitment fees during the term of the facility based on utilization of the revolver.
At February 2, 2019, there was $289.0 million outstanding in loans under the ABL Facility and $41.2 million in outstanding letters of credit. As of February 2, 2019, the interest rate on the revolving credit facility was 3.76% and unused capacity was $545.6 million.
At February 1, 2020, there was $378.0 million outstanding in borrowings under the ABL Facility and $17.5 million in outstanding letters of credit. As of February 1, 2020, the interest rate on the revolving credit facility was 2.78% and unused capacity was $496.3 million.
First Lien Term Loan
On August 13, 2018, the Company amended its First Lien Term Loan to reduce the applicable interest rates and reduce the principal on the loan. The Company drew $350 million under its ABL Facility to fund the transaction. As amended, the First Lien Term Loan had an initial principal amount of $1,537.7 million and interest was calculated either at LIBOR plus 275 to 300 basis points or a base rate plus 175 to 200 basis points based on the Company achieving a net leverage ratio of 3.00 to 1.00. Total fees associated with the refinancing were approximately $1.8 million. The Company wrote-off $4.4 million of previously capitalized debt issuance costs and OID and expensed $1.8 million of new third-party fees.
Principal payments on the First Lien Term Loan are required in quarterly installments of 0.25% of the original principal amount with the balance due upon maturity on February 3, 2024. Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain "fixed assets" of the Company and on a junior basis by certain "liquid" assets of the Company.
On November 1, 2019, the Company borrowed $200.0 million from the ABL Facility. The proceeds from the Company's borrowing were used to pay a portion of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $2.0 million of previously capitalized deferred debt issuance costs and original issue discount.

On January 29, 2020, the Company amended its First Lien Term Loan to reduce the applicable interest rates. As amended, the First Lien Term Loan has an initial principal amount of $1,315.2 million and interest is calculated either at LIBOR plus 225 basis points basis or a base rate plus 125 basis points. Total fees associated with the refinancing were approximately $1.7 million. The Company wrote-off $0.1 million of previously capitalized debt issuance costs and OID and expensed $1.7 million of new third-party fees.
At February 1, 2020, there was $1,315.2 million outstanding on the First Lien Term Loan. At February 2, 2019, there was $1,530.0 million outstanding on the First Lien Term Loan. At February 1, 2020, the Company's net leverage ratio was less than 3.00 and the interest rate for the First Lien Term Loan was 3.90%. At February 2, 2019, the interest rate for the First Lien Term Loan was 5.51%.
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
Future minimum payments
Scheduled future minimum principal payments on debt as of February 1, 2020 are as follows:

Fiscal Year:	Dollars in thousands
2020	$341,185
2021	13,185
2022	13,185
2023	1,325,661
2024	—
Thereafter	—
Total	$1,693,216

7.	Interest Expense, net
The following details the components of interest expense for the periods presented (in thousands):

	Fiscal Year Ended February 1, 2020	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018
Interest on debt	$96,747	$128,643	$163,210
Interest on capital lease and financing obligations	2,503	4,119	4,205
Debt issuance costs amortization	2,745	3,322	4,060
Original issue discount amortization	2,427	3,233	4,403
Loss on debt extinguishment	3,820	25,405	21,061
Capitalized interest	(12)	(187)	(215)
Interest expense, net	$108,230	$164,535	$196,724

8.	Intangible Assets and Liabilities
Intangible assets and liabilities consist of the following (in thousands):

	February 1, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Goodwill	$924,134	$—	$924,134

Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,000	(191,113)	53,887
Private label brands	8,500	(5,903)	2,597
Total intangible assets	$344,000	$(197,015)	$146,985

	February 2, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Goodwill	$924,134	$—	$924,134

Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,000	(178,330)	66,670
Private label brands	8,500	(5,194)	3,306
Below market leases (1)	120,182	(79,788)	40,394
Total intangible assets	$464,182	$(263,312)	$200,870

Intangible Liabilities Subject to Amortization:
Above market leases (1)	$(30,515)	$16,872	$(13,643)

(1)
Upon adoption of ASU 2016-02, Leases, the Company's above and below market leases were reclassified as adjustments to the ROU asset. Refer to Note 4 "Leases" for additional information on the adoption of ASU 2016-02.

The Company records amortization expenses of intangible assets as a component of SG&A. Member relationships are amortized over a period of 15.3 years, Private label brands are amortized over 12 years.
The Company recorded amortization expense of $13.5 million, $21.8 million and $26.0 million as a component of SG&A for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018, respectively. The Company estimates that amortization expense related to intangible assets will be as follows in each of the next five fiscal years (in thousands):

Intangible Assets
2020	$11,862
2021	10,483
2022	9,230
2023	7,866
2024	6,517

9.	Commitment and Contingencies
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
The Company and certain current and former management employees were parties to the Management Stockholders Agreement (the "MSA"). Grants of equity by the Company to employees were governed by the terms of individual equity award agreements and the MSA. The MSA specified certain transfer restrictions, tag-along and drag-along rights, put and call rights and various other rights and restrictions applicable to any equity held by employees. The call right permitted the Company to repurchase common stock held by an employee stockholder following a minimum holding period and prior to the expiration of a specified time period following the later of the employee’s termination of employment with the Company or acquisition of the common stock. If the employee’s employment was terminated for cause, the repurchase price was the least of (a) the fair market value as of the repurchase date, (b) the fair market value at issuance or (c) the price paid by the employee stockholder for such shares. If the employee’s employment was terminated other than for cause, the repurchase price was the fair market value as of the repurchase date.
The MSA also gave employees the ability to put any shares back to the Company at fair market value upon death or disability while actively employed. As neither death nor disability while actively employed is a certainty, the shares of common stock held by the employee stockholders were considered to be contingently redeemable common stock and were accounted for outside of stockholders’ equity until the shares of common stock were either repurchased by the Company or the put right terminated. Both the Company’s repurchase right and the employee stockholder’s put right terminated upon the consummation the IPO. The contingently redeemable common stock was recorded at fair value of the common stock at the date of issuance. Because meeting the contingency is not probable, the contingently redeemable common stock was not remeasured to fair value at each reporting date. When the Company executed its IPO in 2018, all remaining grants under the MSA were reclassified to common stock. As of February 1, 2020 and February 2, 2019 there is no contingently redeemable common stock recorded on the consolidated balance sheet. The Company recorded $10.4 million of contingently redeemable common stock on its consolidated balance sheet related to these agreements as of February 3, 2018.
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

On June 13, 2018, the Company’s board of directors adopted, and its stockholders approved, the BJ's Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the "2018 Plan"). The 2018 Plan provides for the grant of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, stock appreciation rights, and cash awards. Prior to the adoption of the 2018 Plan, the Company granted stock-based compensation to employees and non-employee directors, respectively, under the 2011 Plan and the 2012 Director Plan. No further grants will be made under 2011 Plan or the 2012 Director Plan.
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, 2011 Plan or 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR"), that are not issued in connection with the stock settlement of the SAR on its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan or 2012 Director Plan. As of February 1, 2020, there were 7,205,543 shares available for future issuance under the 2018 Plan.

Stock option awards are generally granted with vesting periods of three years. All options have a contractual term of ten years. The Company recognized $18.8 million ($13.5 million post-tax), $57.7 million ($41.5 million post-tax) and $9.1 million ($5.4 million post-tax) of total stock-based compensation for 2019, 2018 and 2017, respectively. As of February 1, 2020, there was approximately $34.9 million of unrecognized compensation cost, which is expected to be recognized over the next three years.
The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions (no dividends were expected):

	Fiscal Year Ended February 1, 2020	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018
Risk-free interest rate range	2.36% - 2.36%	2.56% - 2.73%	1.40% - 1.40%
Expected volatility factor	25.8%	26.9%	35.0%
Weighted-average expected option life (yrs.)	6.0	5.9	5.7
Weighted-average grant-date fair value	$8.37	$5.16	$2.51

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
Presented below is a summary of stock option activity and weighted-average exercise prices for fiscal year ended February 1, 2020:

(options in thousands)	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price	Weighted-average remaining contractual life (in years)
Outstanding, beginning of period	6,252	$10.09
Granted	726	27.59
Forfeited	(41)	20.25
Exercised	(1,724)	5.37
Outstanding, end of period	5,213	14.00	7.6
Vested and expected to vest, end of period	5,213	14.00	7.6
Exercisable, end of period	3,124	$9.68	6.8
The total intrinsic value of options exercised in 2019, 2018 and 2017 was $37.1 million, $88.2 million and $7.6 million, respectively. The Company received a tax benefit related to these option exercises of approximately $10.4 million, $24.8 million and $3.1 million in 2019, 2018 and 2017, respectively. As of February 1, 2020, the total intrinsic value of options vested and expected to vest was $39.1 million.

Presented below is a summary of our non-vested restricted shares and restricted stock units and weighted-average grant-date fair values for the period ended February 1, 2020:

	Restricted Stock		Restricted Stock Units
(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of period	973	$22.14	16	$27.59
Granted	855	27.54	30	25.83
Forfeited	(59)	24.97	—	—
Vested	(324)	26.40	(16)	25.64
Outstanding, end of period	1,445	$25.22	30	$25.83
2018 Employee Stock Purchase Plan
On June 14, 2018, the Company’s board of directors adopted and its stockholders approved the BJ's Wholesale Club Holdings, Inc. 2018 Employee Stock Purchase Plan (the "ESPP"), which became effective the day prior to the first day of public trading of the Company’s equity securities. The aggregate number of shares of common stock that was be reserved for issuance under our ESPP was be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors. The offering under the ESPP commenced on January 1, 2019. The amount of expense recognized in the fiscal year ended February 1, 2020 was $0.4 million and the amount recognized in the fiscal year ended February 2, 2019 was immaterial.
Treasury Shares Acquired on Restricted Stock Awards

On June 27, 2019, the Company completed the CVC June 2019 Secondary Offering of 9,977,024 shares of the Company's common stock and, in connection with the offering, the Company repurchased 2,500,000 shares of common stock at a price of $25.41 per share. These repurchased shares are being held in treasury.

In addition, 143,205 and 781,866 shares were reacquired to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in fiscal year 2019 and fiscal year 2018, respectively. These reacquired shares were recorded as $3.8 million and $19.1 million of treasury stock in fiscal years 2019 and 2018, respectively.

Share Repurchase Program

On December 19, 2019, the Company's board of directors authorized the repurchase of up to $250.0 million of the Company's outstanding common stock from time to time as market conditions warrant (the "Program"). The Program expires at the end of fiscal year 2021. We initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. As of February 1, 2020, $250.0 million remained available to purchase under the Program. The Company repurchased no shares during fiscal year 2019.

12.	Income Taxes
The provision (benefit) for income taxes from continuing operations includes the following (in thousands):

	Fiscal Year Ended February 1, 2020	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018
Federal:
Current	$29,187	$14,641	$1,976
Deferred	9,541	(9,563)	(33,219)
State:
Current	16,780	11,877	5,220
Deferred	704	(5,129)	(2,404)
Total income tax provision (benefit)	$56,212	$11,826	$(28,427)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Year Ended February 1, 2020	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018
Statutory federal income tax rates	21.0%	21.0%	33.7%
State income taxes, net of federal tax benefit	5.7	3.8	7.5
Effect of federal rate change	—	(1.8)	(136.2)
Work opportunity and solar energy tax credit	(1.0)	(1.3)	(17.9)
Charitable contributions	(0.2)	(0.5)	(1.0)
Prior year adjustments	0.1	0.1	(3.2)
Share-based compensation	(2.7)	(10.8)	(4.8)
Other	0.1	(2.0)	1.2
Effective income tax rate	23.0%	8.5%	(120.7)%

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law. The TCJA includes significant changes to the Internal Revenue Code impacting the taxation of business entities. The most significant change in the TCJA that impacts the Company is the reduction in the corporate federal income tax rate from 35% to 21% for tax years (or portions thereof) beginning after December 31, 2017.
Significant components of the Company’s deferred tax assets and liabilities as of February 1, 2020 and February 2, 2019 were as follows (in thousands):

	February 1, 2020	February 2, 2019
Deferred tax assets:
Operating lease liability	$590,952	—
Self-insurance reserves	28,459	29,288
Rental step liabilities	266	23,194
Compensation and benefits	14,583	13,823
Interest	4,281	12,354
Capital lease and financing obligations	2,061	5,826
Interest rate swap	10,988	5,454
Deferred gain amortization	—	4,956
Intangible liabilities	—	3,834
Environment clean up reserve	4,027	3,664
Startup costs	2,838	3,276
Lease incentive gain	—	2,963
Closed store obligations	—	896
Other	16,959	16,926
Total deferred tax assets	$675,414	$126,454

Deferred tax liabilities:
Operating lease right-of-use asset	$576,787	—
Fixed assets	90,317	87,413
Intangible assets	41,156	56,444
Debt costs	3,605	5,152
Capital lease and financings obligations	—	5,079
Lease incentive gain	735	—
Other	9,014	9,303
Total deferred tax liabilities	721,614	163,391
Net deferred tax liabilities	$(46,200)	$(36,937)

The ultimate realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income during the periods in which the temporary differences become deductible. The Company has determined that it is more likely than not that the results of future operations and the reversals of existing taxable temporary differences will generate sufficient taxable income to realize the deferred tax assets; therefore, no valuation allowance has been recorded. In making this determination, the
Company considered historical levels of income as well as projections for future periods.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal year Ended February 1, 2020	Fiscal year Ended February 2, 2019
Balance at the beginning of the period	$2,524	$4,357
Reductions for tax positions taken during prior years	(244)	(142)
Additions for tax positions taken during the current year	90	960
Settlements	—	(125)
Lapses in statute of limitations	(41)	(2,526)
Audit resolution	(168)	—
Balance at the end of the period	$2,161	$2,524
The total amount of unrecognized tax benefits, reflective of federal tax benefits at February 1, 2020 and February 2, 2019 that, if recognized, would favorably affect the effective tax rate was $1.9 million and $2.2 million, respectively.
As of February 1, 2020, management has determined it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next twelve months by less than $0.1 million, due to the expected resolution of state tax audits and the expiration of statute of limitations. The Company’s tax years from 2015 forward remain open and are subject to examination by the Internal Revenue Service or various state taxing jurisdictions.
The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. For the period ended February 1, 2020, the Company recognized $0.3 million in interest income. For the periods ended February 2, 2019 and February 3, 2018, the Company recognized $0.4 million and $0.7 million in interest income and interest expense, respectively. As of February 1, 2020 and February 2, 2019, the Company had $0.2 million and $0.5 million, respectively, of accrued interest related to income tax uncertainties.

13.	Retirement Plans
Under BJ’s 401(k) savings plans, participating employees may make pretax contributions up to 50% of covered compensation subject to federal limits. The Company matches employee contributions at 50% of the first six percent of covered compensation. The Company’s expense under these plans was $10.0 million, $9.3 million and $9.6 million for 2019, 2018 and 2017, respectively.
The Company has a non-contributory defined contribution retirement plan for certain key employees. Under this plan, the Company funds annual retirement contributions for the designated participants on an after-tax basis. The Company’s contributions equaled 5% of the participants’ base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four full fiscal years of service. Pretax expense under this plan was $2.6 million, $2.4 million and $2.4 million in 2019, 2018 and 2017, respectively.

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

Obligation and Funded Status
The change in obligation and funded status of the plan at February 1, 2020 and February 2, 2019 was as follows (in thousands):

	Fiscal Year Ended February 1, 2020	Fiscal Year Ended February 2, 2019
Change in Obligation
Projected benefit obligation at beginning of period	$4,174	$5,360
Company service cost	88	143
Interest cost	115	150
Plan participants’ contributions	225	270
Net actuarial loss	(279)	(1,336)
Benefit payments made directly by the Company	(717)	(413)
Projected benefit obligation at end of period	$3,606	$4,174
Change in Plan Assets
Fair value of plan assets at beginning of period	$—	$—
Company contributions	492	143
Plan participants’ contributions	225	270
Benefit payments made directly by the Company	(717)	(413)
Fair value of plan assets at end of period	—	—
Funded status at end of year	$(3,606)	$(4,174)
The funded status of the plan as of February 1, 2020 is recognized as a net liability in other non-current liabilities on the consolidated balance sheet. The Company expects to contribute approximately $0.7 million to the postretirement plan in 2020.
Components of Net Periodic Benefit Cost and Amounts Recognized in Other Comprehensive Income
Net periodic postretirement benefit cost for the last three fiscal years consists of the following (in thousands):

	Fiscal Year Ended February 1, 2020	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018
Company service cost	$88	$143	$182
Interest cost	115	150	147
Net prior service credit amortization	(693)	(693)	(693)
Amortization of unrecognized gain	(962)	(316)	(250)
Net periodic postretirement benefit cost	$(1,452)	$(716)	$(614)
Discount rate used to determine cost	3.04%	3.00%	2.63%
Health care cost trend rates	6.50%	6.50%	7.00%
The change in accumulated other comprehensive income ("AOCI"), gross of tax, consists of the following (in thousands):

	Fiscal Year Ended February 1, 2020	Fiscal Year Ended February 2, 2019
AOCI at the beginning of period	$(3,658)	$(3,331)
Net prior service credit amortization	693	693
Amortization of net actuarial gain	962	316
Net actuarial loss for the period	(279)	(1,336)
AOCI at the end of the period	$(2,282)	$(3,658)
The Company expects to amortize approximately $0.8 million of net actuarial gain from AOCI into net periodic postretirement benefit cost in fiscal year 2020.

Assumptions
The following weighted-average assumptions were used to determine the postretirement benefit obligations:

	February 1, 2020	February 2, 2019
Discount rate	3.04%	3.00%
Health care cost trend rate assumed for next year	6.50%	6.50%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects as of February 1, 2020 (in thousands):

Effect of 1% Increase in Medical Trend Rates
Postretirement benefit obligation increases by	$90
Total of service and interest cost increases by	8
Effect of 1% Decrease in Medical Trend Rates
Postretirement benefit obligation decreases by	$(96)
Total of service and interest cost decreases by	(8)
Cash Flows
The estimated future benefit payments for the postretirement health care plan at February 1, 2020 are (in thousands):

Fiscal Year	Future minimum payments
2020	$686
2021	670
2022	678
2023	609
2024	540
2025 to 2029	764
Total	$3,947

15.	Asset Retirement Obligations
The following is a summary of activity relating to the liability for asset retirement obligations, which the Company will incur primarily in connection with the future removal of solar panels, gasoline tanks and the related infrastructure. The following is included in other non-current liabilities on the consolidated balance sheets (in thousands):

	Fiscal Year Ended February 1, 2020	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018
Balance, beginning of period	$15,248	$12,998	$11,846
Accretion expense	1,111	1,031	959
Liabilities incurred during the year	794	1,219	193
Balance, end of period	$17,153	$15,248	$12,998

16.	Accrued Expenses and Other Current Liabilities
The major components of accrued expenses and other current liabilities are as follows (in thousands):

	February 1, 2020	February 2, 2019
Deferred membership fee income	$143,969	$134,415
Outstanding checks and payables	97,610	58,840
Employee compensation	70,481	77,663
Insurance reserves	48,457	47,813
BJ’s Perks rewards	35,952	34,083
Sales, property, use and other taxes	32,442	29,050
Utilities, advertising and accrued interest	16,166	16,177
Deferred revenues	30,697	26,800
Other	27,897	22,134
Fixed asset accruals	11,247	13,849
Membership fee income sales and legal reserves	10,858	12,744
Repairs and maintenance	9,993	11,808
Accrued federal and state income taxes	6,662	858
Professional services	5,445	20,197
Total	$547,876	$506,431
The following table summarizes membership fee income activity for each of the last two fiscal years (in thousands):

	Fiscal Year Ended February 1, 2020	Fiscal Year Ended February 2, 2019
Deferred membership fee income, beginning of period	$134,415	$126,216
Cash received from members	311,705	291,092
Revenue recognized in earnings	(302,151)	(282,893)
Deferred membership fee income, end of period	$143,969	$134,415

17.	Other Non-current Liabilities
The major components of other non-current liabilities are as follows (in thousands):

	February 1, 2020	February 2, 2019
Workers’ compensation and general liability	$64,882	$70,585
Interest rate swap liability	39,244	19,410
Asset retirement obligations	17,153	15,248
Postretirement medical benefit and other	15,901	19,388
Capital leases and financing obligations	15,230	28,824
Rent escalation liability	—	82,907
Deferred gain on sale leasebacks	—	16,348
Lease incentives	—	13,920
Above market leases	—	13,643
Total non-current liabilities	$152,410	$280,273

18.	Book Overdrafts
Banking arrangements provide for the daily replenishment of vendor payable bank accounts as checks are presented. The balances of checks outstanding in these bank accounts, which represent book overdrafts, totaled approximately $38.2 million at February 1, 2020 and approximately $50.3 million at February 2, 2019. Amounts payable to merchandise vendors are included in accounts payable on the consolidated balance sheets and were approximately $22.5 million and $32.1 million at the end of 2019 and 2018, respectively. Amounts payable to non-merchandise vendors are included in accrued expenses and other current liabilities on the consolidated balance sheets and were approximately $15.7 million and $18.2 million at the end of 2019 and 2018, respectively. Changes in these balances are reflected in operating activities in the consolidated statements of cash flows.

19.	Derivative Financial Instruments
Interest Rate Swaps
On November 13, 2018, the Company entered into three forward starting interest rate swaps (the "Interest Rate Swaps"), which were effective starting on February 13, 2019. The Company has fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0% from February 13, 2019 until February 13, 2022. The Interest Rate Swaps are recorded as a liability of $40.0 million and $19.4 million in 2019 and 2018, respectively, with the net of tax amount recorded in other comprehensive income.
The Company elected hedge accounting for the interest rate swap agreements, and as such, the effective portion of the losses was recorded as a component of other comprehensive income. There were $20.6 million and $19.4 million of unrealized losses recorded in 2019 and 2018, respectively.
The fair value of derivative instruments included on the consolidated balance sheets are as follows (in thousands):

				Fair Value at
Accounting for cash flow hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	February 1, 2020	February 2, 2019
Interest rate swap	$600,000	3.00%	Other non-current liabilities	$(20,035)	$(9,730)
Interest rate swap	360,000	3.00%	Other non-current liabilities	(11,997)	(5,804)
Interest rate swap	240,000	3.00%	Other non-current liabilities	(8,003)	(3,876)
Net Carrying Amount	$1,200,000		Total Liabilities	$(40,035)	$(19,410)

20.	Fair Value Measurements
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
Financial Assets and Liabilities
The gross carrying amount and fair value of the Company’s debt at February 1, 2020 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$1,315,216	$1,319,990
ABL Facility	378,000	378,000
Total Debt	$1,693,216	$1,697,990
The fair value of debt was determined based on quoted market prices and on borrowing rates available to the Company at February 1, 2020. These inputs are considered to be Level 2.

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
The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for fiscal years 2019, 2018 and 2017:

	Fiscal Year Ended February 1, 2020	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018
Weighted-average common shares outstanding, used for basic computation	136,173,675	116,599,102	88,385,864
Plus: Incremental shares of potentially dilutive securities
Stock incentive awards	2,935,513	4,535,748	3,877,713
Weighted-average number of common and dilutive potential common shares outstanding	139,109,188	121,134,850	92,263,577
Stock options and restricted shares of 626,976 and 466,778, respectively, were excluded from the computation of diluted earnings for fiscal year 2019 because their inclusion would have been anti-dilutive. Similarly, stock incentive awards of 1,190,597 and 811,272 were excluded from the computation of diluted earnings for the end of fiscal years 2018 and 2017, respectively.

22.	Condensed Financial Information of Registrant (Parent Company Only)
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(Amounts in thousands)

	Fiscal Year Ended February 1, 2020	Fiscal Year Ended February 2, 2019
ASSETS
Investment in subsidiaries	$(54,344)	$(202,084)

STOCKHOLDERS’ DEFICIT
Preferred stock; $0.01 par value; 5,000 shares authorized, and no shares issued or outstanding	—	—
Common stock; par value $0.01; 300,000 shares authorized, 140,723 shares issued and 137,298 shares outstanding at February 1, 2020; 300,000 shares authorized, 138,099 shares issued and 137,317 shares outstanding at February 2, 2019	1,407	1,381
Additional paid-in capital	747,032	730,757
Accumulated deficit	(716,369)	(915,113)
Treasury stock, at cost, 3,425 shares at February 1, 2020 and 782 shares at February 2, 2019	(86,414)	(19,109)
Total stockholders’ deficit	$(54,344)	$(202,084)
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended February 1, 2020	Fiscal Year Ended February 2, 2019	Fiscal Year Ended February 3, 2018
Equity in net income of subsidiaries	$187,176	$127,261	$50,301
Net income	187,176	127,261	50,301
Net income per share attributable to common stockholders’:
Basic	$1.37	$1.09	$0.57
Diluted	1.35	1.05	0.54
Weighted average number of common shares outstanding:
Basic	136,174	116,599	88,386
Diluted	139,109	121,135	92,264
A statement of cash flows has not been presented as BJ’s Wholesale Club Holdings, Inc. did not have any cash as of, or for, the years ended February 1, 2020, February 2, 2019 or February 3, 2018. See Note 5 for dividends paid to stockholders.

Basis of Presentation
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of BJ’s Wholesale Club Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of BJ’s Wholesale Club Holdings, Inc.’s operating subsidiaries to pay dividends may be restricted due to terms of the subsidiaries’ first lien term loan and ABL credit agreements, as defined in Note 6. For example, the covenants of the ABL credit agreement restrict the payment of dividends to, among other exceptions, (i) a $25.0 million general basket, (ii) a basket for unlimited dividends and distributions if there is no event of default, availability under the ABL credit agreement is greater than 12.5% of the lesser of the commitments under the ABL credit agreement and the borrowing base under the ABL credit agreement for 6 months following such dividend or distribution and, if availability is less than 20% of the lesser of the commitments under the ABL credit agreement and the borrowing base under the ABL credit agreement, a 1.00 to 1.00 (or higher) fixed charge coverage ratio for 12 months after giving effect to such dividend or distribution, and (iii) a basket for up to 6.0% per annum of the net proceeds received by or contributed to the borrower’s common stock from certain of such public offerings. The covenants of the first term loan facility restrict the payment of dividends and distributions to, among other exceptions, (i) a $25.0 million general basket, (ii) a basket for unlimited dividends and distributions if no event of default exists and the pro-forma total net leverage ratio is less than or equal to 4.25 to 1.00, (iii) a "growing" basket based on, among other things, retained excess cash flow subject to no event of default and compliance with a pro-forma interest coverage ratio of greater than or equal to 2.00 to 1.00, and (iv) a basket for 6% per annum of the net cash proceeds received from such qualified IPO that are contributed to the borrower in cash. As of February 1, 2020, the amount of net income free of such restrictions and available for payment by BJ’s Wholesale Club Holdings, Inc. as dividends was $187.2 million, and the total amount of restricted net assets of consolidated subsidiaries of BJ’s Wholesale Club Holdings, Inc. was $126.8 million.
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
Presented below is the selected quarterly financial data for fiscal year 2019 and fiscal year 2018, which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended February 1, 2020
Net sales	$3,069,763	$3,271,145	$3,152,887	$3,394,761
Total revenue	3,143,136	3,345,842	3,229,404	3,472,325
Gross profit	574,159	612,757	617,646	622,219
Net income	35,798	54,523	55,092	41,763
Basic earnings per share	0.26	0.40	0.41	0.31
Diluted earnings per share	0.25	0.39	0.40	0.30
Fiscal Year Ended February 2, 2019
Net sales	$2,993,742	$3,236,664	$3,150,234	$3,343,814
Total revenue	3,061,697	3,307,105	3,221,663	3,416,882
Gross profit	551,359	588,503	592,088	628,945
Net income (loss)	14,137	(5,614)	54,431	64,307
Basic earnings (loss) per share	0.16	(0.05)	0.40	0.47
Diluted earnings (loss) per share	0.15	(0.05)	0.39	0.46

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of February 1, 2020, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2020. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of February 1, 2020, our internal control over financial reporting was effective.

Attestation Report of Independent Registered Public Accounting Firm

The report of our independent registered public accounting firm regarding our internal control over financial reporting is set forth on page 48 of this Annual Report on Form 10-K under the caption "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of February 1, 2020.

Item 9B. Other Information
None.

PART III
The information required by Items 10-14 will be set forth in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of the fiscal year covered by this report (the "2020 proxy statement"), and is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the 2020 proxy statement.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2020 proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2020 proxy statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2020 proxy statement.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the 2020 proxy statement.

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

Exhibit Number	Exhibit Description
3.1
Second Amended and Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

3.2
Second Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

4.1	Description of Company’s Securities (filed herewith).
10.1
Amended and Restated Credit Agreement among BJ’s Wholesale Club, Inc., the Company, Wells Fargo Bank, National Association, as administrative agent and the other lenders and issuers party thereto from time to time, dated as of February 3, 2017 (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.1.1
First Amendment to Amended and Restated Credit Agreement by and among BJ’s Wholesale Club, Inc., the Company, Wells Fargo Bank, National Association, as administrative agent and the other lenders party thereto, dated as of August 17, 2018 (previously filed as Exhibit 10.1(a) to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.2
First Lien Term Loan Credit Agreement among BJ’s Wholesale Club, Inc., the Company, the lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent, dated as of February 3, 2017 (previously filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.2.1
Refinancing Amendment to First Lien Term Loan Credit Agreement by and among BJ’s Wholesale Club, Inc., the Company, the lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent, dated as of August 13, 2018 (previously filed as Exhibit 10.2(a) to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.2.2
Second Refinancing Amendment to First Lien Term Loan Credit Agreement, by and among BJ’s Wholesale Club, Inc., the Company, the lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent, dated as of January 29, 2020 (filed herewith).

10.3†
Co-Brand Credit Card Program Agreement by and between Comenity Capital Bank and BJ’s Wholesale Club, Inc., dated as of June 5, 2014 (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.3.1†
Amendment No. 2 to Co-Brand Credit Card Program Agreement by and between Comenity Capital Bank and BJ’s Wholesale Club, Inc., dated as of January 16, 2015 (previously filed as Exhibit 10.3(a) to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.3.2†
Amendment No. 3 to Co-Brand Credit Card Program Agreement by and between Comenity Capital Bank and BJ’s Wholesale Club, Inc., dated as of June 28, 2016 (previously filed as Exhibit 10.3(b) to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.4#
Employment Agreement between Christopher J. Baldwin, BJ’s Wholesale Club, Inc. and the Company, dated as of September 1, 2015 (previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.4.1#
Amendment No. 1 to Employment Agreement between Christopher J. Baldwin, BJ’s Wholesale Club, Inc. and the Company, dated as of February 1, 2016 (previously filed as Exhibit 10.4(a) to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.4.2#
Amendment No. 2 to Employment Agreement between Christopher J. Baldwin, BJ’s Wholesale Club, Inc. and the Company, dated as of January 30, 2020 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38559) on February 4, 2020 and incorporated herein by reference).

10.5#
Employment Agreement between Robert W. Eddy and BJ’s Wholesale Club, Inc., dated as of January 30, 2011 (previously filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.6#
Employment Agreement between Lee Delaney BJ’s Wholesale Club, Inc., dated as of January 30, 2020 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38559) on February 4, 2020 and incorporated herein by reference).

10.7#
Amended and Restated Employment Agreement between Brian Poulliot and BJ’s Wholesale Club, Inc., dated as of December 6, 2018 (previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.8#
Employment Agreement between Scott Kessler and BJ’s Wholesale Club, Inc., dated as of May 30, 2017 (previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.9#
Fourth Amended and Restated 2011 Stock Option Plan of the Company, effective as of March 24, 2016 (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.9.1#
Amendment to the Fourth Amended and Restated 2011 Stock Option Plan of the Company, dated as of June 14, 2018 (previously filed as Exhibit 10.12(a) to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.10#
2012 Director Stock Option Plan of the Company, effective as of April 13, 2012 (previously filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.10.1#
Amendment to the 2012 Director Stock Option Plan of the Company, dated as of June 14, 2018 (previously filed as Exhibit 10.14(a) to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.11#
2018 Incentive Award Plan of the Company (previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.12#
Employee Stock Purchase Plan of the Company (previously filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.13#
Non-Employee Director Compensation Policy of the Company (previously filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.14#
Form of Indemnification Agreement for Executive Officers and Directors (previously filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.15#	BJ’s Wholesale Club Annual Incentive Plan, effective as of January 29, 2017 (filed herewith).
21.1	List of Subsidiaries of the Company (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).
31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEL	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Linkbase Document

#	Represents management compensation plan, contract or arrangement.

†
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
/s/ Lee Delaney
Lee Delaney
President & Chief Executive Officer (Principal Executive Officer)

Dated: March 19, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Lee Delaney
Lee Delaney President & Chief Executive Officer (Principal Executive Officer)
Date: March 19, 2020

/s/ Robert W. Eddy
Robert W. Eddy Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)
Date: March 19, 2020

/s/ Laura L. Felice
Laura L. Felice Senior Vice President, Controller (Principal Accounting Officer)
Date: March 19, 2020

/s/ Christopher J. Baldwin
Christopher J. Baldwin Executive Chairman
Date: March 19, 2020

/s/ Maile Clark
Maile Clark Director
Date: March 19, 2020

/s/ Michelle Gloeckler
Michelle Gloeckler Director
Date: March 19, 2020

/s/ Thomas A. Kingsbury
Thomas A. Kingsbury Director
Date: March 19, 2020

/s/ Ken Parent
Ken Parent Director
Date: March 19, 2020

/s/ Christopher H. Peterson
Christopher H. Peterson Director
Date: March 19, 2020

/s/ Jonathan A. Seiffer
Jonathan A. Seiffer Director
Date: March 19, 2020

/s/ Robert Steele
Robert Steele Director
Date: March 19, 2020

/s/ Judith L. Werthauser
Judith L. Werthauser Director
Date: March 19, 2020