Form 10-Q
period 2020-05-02
BJ's Wholesale Club Holdings, Inc.
filed 2020-05-29
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 22, 2020, the registrant had 138,606,855 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q should be considered forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, including expectations regarding deferred revenue, lease commencement dates, impact of infrastructure investments on our operating model and selling, general and administrative expenses, sales of gasoline and gross profit margin rates, and new club and gas station openings, as well as statements that include terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "project," "believe," "estimate," "predict," "continue," "forecast," "would," or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:

•	uncertainties in the financial markets and the effect of certain economic conditions or events on consumer and small business spending patterns and debt levels;

•	risks related to our dependence on having a large and loyal membership;

•	the effects of competition in, and regulation of, the retail industry;

•	our dependence on vendors to supply us with quality merchandise at the right time and at the right price;

•	risks related to our substantial indebtedness;

•	changes in laws related to, or the governments administration of, the Supplemental Nutrition Assistance Program or its electronic benefit transfer systems;

•
the risks and uncertainties related to the impact of the novel coronavirus (COVID-19) pandemic, including the duration, scope and severity of the pandemic, federal, state and local government actions or restrictive measures implemented in response to COVID-19, the effectiveness of such measures and the direct and indirect impact of such measures;

•	risks related to climate change and natural disasters;

•	our ability to identify and respond effectively to consumer trends, including our ability to successfully maintain a relevant omnichannel experience for our members;

•
risks related to cybersecurity, which may be heightened due to our e-commerce business, including our ability to protect the privacy of member or business information and the security of payment card information;

•	our ability to attract and retain a qualified management team and other team members;

•	our ability to implement our growth strategy by opening new clubs and gasoline stations; and

•
the other risk factors identified in our filings with the Securities and Exchange Commission, including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (the "Annual Report on Form 10-K for the fiscal year 2019") and this Quarterly Report on Form 10-Q.

Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by applicable law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future, and you should not rely upon these forward-looking statements after the date of this Quarterly Report on Form 10-Q.

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

DEFINED TERMS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•	"the Company," "BJ’s," "we," "us" and "our" mean BJ’s Wholesale Club Holdings, Inc. and, unless the context otherwise requires, its consolidated subsidiaries;

•	"Sponsors" means investment funds affiliated with or advised by CVC Capital Partners ("CVC") and Leonard Green & Partners, L.P ("Leonard Green");

•	"ABL Facility" means the Company's senior secured asset based revolving credit and term facility;

•	"First Lien Term Loan" means the Company's senior secured first lien term loan facility;

•	"fiscal year 2019" means the 52 weeks ended February 1, 2020; and

•	"fiscal year 2020" means the 52 weeks ended January 30, 2021.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	May 2, 2020	February 1, 2020	May 4, 2019
ASSETS
Current assets:
Cash and cash equivalents	$132,915	$30,204	$29,877
Accounts receivable, net	193,884	206,353	180,379
Merchandise inventories	1,024,937	1,081,502	1,085,565
Prepaid expenses and other current assets	46,631	41,961	47,403
Total current assets	1,398,367	1,360,020	1,343,224
Operating lease right-of-use assets, net	2,087,902	2,060,059	2,055,733
Property and equipment:
Land and buildings	383,915	375,375	381,041
Leasehold costs and improvements	215,878	214,209	204,742
Furniture, fixtures and equipment	1,170,139	1,135,892	1,067,448
Construction in progress	37,781	51,741	14,427
	1,807,713	1,777,217	1,667,658
Less: accumulated depreciation and amortization	(1,054,416)	(1,017,009)	(938,896)
Total property and equipment, net	753,297	760,208	728,762
Goodwill	924,134	924,134	924,134
Intangibles, net	144,019	146,985	157,103
Other assets	20,350	18,374	17,760
Total assets	$5,328,069	$5,269,780	$5,226,716
LIABILITIES
Current liabilities:
Current portion of long-term debt	$15,377	$343,377	$246,377
Current portion of operating lease liabilities	125,976	123,751	121,878
Accounts payable	990,420	786,412	820,489
Accrued expenses and other current liabilities	588,431	547,876	485,168
Total current liabilities	1,720,204	1,801,416	1,673,912
Long-term operating lease liabilities	2,016,206	1,986,790	1,966,688
Long-term debt	1,334,795	1,337,308	1,543,537
Deferred income taxes	42,369	46,200	44,934
Other non-current liabilities	181,998	152,410	145,954
Commitments and Contingencies (see Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued or outstanding	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 142,349 shares issued and 138,666 outstanding at May 2, 2020; 140,723 shares issued and 137,298 outstanding at February 1, 2020; and 139,836 shares issued and 139,054 outstanding at May 4, 2019	1,423	1,407	1,398
Additional paid-in capital	784,724	773,618	752,218
Accumulated deficit	(620,635)	(716,369)	(867,746)
Accumulated other comprehensive loss	(40,528)	(26,586)	(15,070)
Treasury stock, at cost, 3,683 shares at May 2, 2020; 3,425 shares at February 1, 2020; 782 shares and May 4, 2019	(92,487)	(86,414)	(19,109)
Total stockholders’ equity (deficit)	32,497	(54,344)	(148,309)
Total liabilities and stockholders’ equity (deficit)	$5,328,069	$5,269,780	$5,226,716

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net sales	$3,718,040	$3,069,763
Membership fee income	79,565	73,373
Total revenues	3,797,605	3,143,136
Cost of sales	3,060,893	2,568,977
Selling, general and administrative expenses	590,361	501,181
Pre-opening expense	2,601	2,296
Operating income	143,750	70,682
Interest expense, net	21,844	27,789
Income from continuing operations before income taxes	121,906	42,893
Provision for income taxes	26,164	6,808
Income from continuing operations	95,742	36,085
Loss from discontinued operations, net of income taxes	(8)	(287)
Net income	$95,734	$35,798
Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.70	$0.26
Loss from discontinued operations	—	—
Net income	$0.70	$0.26
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.69	$0.26
Loss from discontinued operations	—	(0.01)
Net income	$0.69	$0.25
Weighted average number of common shares outstanding:
Basic	136,090	136,810
Diluted	138,428	140,463
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of income tax of $5,421 and $1,460, respectively	$(13,942)	$(3,755)
Total other comprehensive loss	$(13,942)	$(3,755)
Total comprehensive income	$81,792	$32,043
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance, February 1, 2020	140,723	$1,407	$773,618	$(716,369)	$(26,586)	(3,425)	$(86,414)	$(54,344)
Net income	—	—	—	95,734	—	—	—	95,734
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(13,942)	—	—	(13,942)
Common stock issued under stock incentive plans	1,626	16	(16)	—	—	—	—	—
Stock compensation expense	—	—	5,514	—	—	—	—	5,514
Net cash received on option exercises	—	—	5,608	—	—	—	—	5,608
Treasury stock purchases	—	—	—	—	—	(258)	(6,073)	(6,073)
Balance, May 2, 2020	142,349	$1,423	$784,724	$(620,635)	$(40,528)	(3,683)	$(92,487)	$32,497

	Common Stock		Additional Paid-in Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock			Total Stockholders’ Equity (Deficit)
	Shares	Amount					Shares	Amount
Balance, February 2, 2019	138,099	$1,381	$742,072		$(915,113)	$(11,315)	(782)	$(19,109)		$(202,084)
Net income	—	—	—		35,798	—	—	—		35,798
Unrealized loss on cash flow, net of tax	—	—	—		—	(3,755)	—	—		(3,755)
Common stock issued under stock incentive plans	1,737	17	(17)		—	—	—	—		—
Stock compensation expense	—	—	3,844		—	—	—	—		3,844
Net cash received on option exercises	—	—	6,319		—	—	—	—		6,319
Cumulative effect of change in accounting principle	—	—	—		11,569	—	—	—		11,569
Balance, May 4, 2019	139,836	$1,398	$752,218	—	$(867,746)	$(15,070)	(782)	$(19,109)	—	$(148,309)

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,734	$35,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,839	38,670
Amortization of debt issuance costs and accretion of original issue discount	1,197	1,323
Other non-cash items, net	2,637	287
Stock-based compensation expense	5,514	3,844
Deferred income tax provision	1,590	4,501
Increase (decrease) in cash due to changes in:
Accounts receivable	12,469	13,921
Merchandise inventories	56,565	(33,259)
Prepaid expenses and other current assets	(200)	20,913
Other assets	(1,389)	(436)
Accounts payable	204,008	3,609
Accrued expenses	40,983	(45,926)
Other non-current liabilities	9,955	1,691
Net cash provided by operating activities	469,902	44,936
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(35,212)	(36,534)
Net cash used in investing activities	(35,212)	(36,534)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(3,297)	(3,844)
Proceeds from ABL Facility	736,000	245,000
Payments on ABL Facility	(1,064,000)	(253,000)
Net cash received from stock option exercises	5,608	6,320
Acquisition of treasury stock	(6,073)	—
Other financing activities	(217)	(147)
Net cash used in financing activities	(331,979)	(5,671)
Net increase in cash and cash equivalents	102,711	2,731
Cash and cash equivalents at beginning of period	30,204	27,146
Cash and cash equivalents at end of period	$132,915	$29,877
Supplemental cash flow information:
Interest paid	$18,418	$25,018
Income taxes paid	3,872	2,965
Non-cash financing and investing activities:
Lease liabilities arising from obtaining right-of-use assets	65,893	49,440
Property additions included in accrued expenses	21,734	26,284
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly owned subsidiaries is a leading warehouse club operator in the eastern United States. As of May 2, 2020, the Company operated 218 warehouse clubs and 145 gas stations in 17 states.
The Company follows, and reports based on the National Retail Federation’s fiscal calendar. The thirteen week periods ended May 2, 2020 and May 4, 2019 are referred to as the "first quarter of fiscal year 2020" and the "first quarter of fiscal year 2019," respectively.
The coronavirus disease 2019 (“COVID-19”) pandemic has severely impacted the economies of the U.S. and other countries around the world. In the preparation of these financial statements and related disclosures we have assessed the impact that COVID-19 has had on our estimates, assumptions and accounting policies and made additional disclosures, as necessary.
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
The consolidated balance sheet as of February 1, 2020 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the first quarter of fiscal year 2020 are not necessarily indicative of future results or results to be expected for fiscal year 2020. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year 2019, as filed with the Securities and Exchange Commission (the "SEC") on March 19, 2020.
Reclassification
We adjusted the statement of cash flows for the first quarter of fiscal year 2020 to reclassify the change in book overdraft amounts into the accounts payable and accrued expenses line items, all within net cash provided by operating activities.
Recently Adopted Accounting Pronouncements
The accounting policies the Company follows are set forth in its audited financial statements for fiscal year 2019. There have been no material changes to these accounting policies, except as noted below for new accounting pronouncements adopted at the beginning of fiscal year 2020.
Fair Value Measurement (ASU 2018-13)
In August 2018, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2018-13 Changes to the Disclosure Requirements for Fair Value Measurement which updates the guidance to Fair Value Measurement (Topic 820). The updated guidance modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 at the beginning of fiscal year 2020 on a prospective basis and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Intangibles-Goodwill and Other-Internal-Use Software (ASU 2018-15)

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The update related to accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The update specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The updated guidance is effective for fiscal reporting periods, including interim reporting within those periods, beginning after December 15, 2019. The Company adopted this standard at the beginning of fiscal year 2020 on a prospective basis. The adoption of this standard had no material impact on the Company's consolidated financial statements.

Goodwill Impairment (ASU 2017-04)
In January 2017, the FASB issued ASU 2017-04, which provides amendments to Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, to eliminate Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The Company adopted ASU 2017-04 at the beginning of fiscal year 2020 on a prospective basis and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This new guidance changes how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 replaces the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, an entity recognizes a loss (or allowance) upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. The Company adopted ASU 2016-13 at the beginning of fiscal year 2020 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements

Reference Rate Reform (ASU 2020-04)
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements.
3. Revenue Recognition
Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue as it satisfies a performance obligation by transferring control of the goods or services to the customer.
Merchandise sales—The Company recognizes sales of merchandise at clubs and gas stations when the customer takes possession of the goods and tenders payment. Sales of merchandise at the Company’s clubs and gas stations, excluding sales taxes, represented approximately 96% of the Company’s net sales and approximately 94% of the Company’s total revenues for the thirteen weeks ended May 2, 2020. Sales taxes are recorded as a liability at the point of sale. Revenue is recorded at the point of sale based on the transaction price on the shelf sign, net of any applicable discounts, sales taxes and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the shipping point.

BJ’s Perks Rewards and My BJ's Perks programs—The Company’s BJ’s Perks Rewards® membership program allows participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ’s. The Company also offers a co-branded credit card program, the My BJ’s Perks® program, which allows My BJ's Perks® Mastercard credit card holders to earn up to 5% cash back on eligible purchases made at BJ’s and up to 2% cash back on purchases made with the card outside of BJ’s. Cash back is in the form of electronic awards issued in $20 increments that may be used online or in-club at the register and expire six months from the date issued.
Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or the Company’s website. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $28.6 million at May 2, 2020, $26.7 million at February 1, 2020 and $27.6 million at May 4, 2019.
Royalty revenue received in connection with the My BJ's Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company’s total deferred royalty revenue related to the outstanding My BJ’s Perks Rewards was $14.8 million, $14.8 million and $13.3 million at May 2, 2020, February 1, 2020 and May 4, 2019, respectively. The timing of revenue recognition of these awards dollars is driven by actual customer activities, such as redemptions and expirations. As of May 2, 2020, the Company expects to recognize $13.0 million of the deferred revenue in fiscal year 2020, and expects the remainder will be recognized in the years thereafter.
Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. Because the Company has the obligation to provide access to its clubs, website and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $157.6 million, $144.0 million and $141.6 million at May 2, 2020, February 1, 2020 and May 4, 2019, respectively.
Gift Card Program—The Company sells BJ’s gift cards that allow customers to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized in proportion to its rate of gift card redemptions because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. The Company also recognizes breakage in proportion to its rate of gift card redemptions. Deferred revenue related to gift cards was $9.8 million, $10.3 million and $8.0 million at May 2, 2020, February 1, 2020 and May 4, 2019, respectively. The Company recognized $10.2 million and $11.1 million of revenue from gift card redemptions in the first quarter of fiscal year 2020 and first quarter of fiscal year 2019, respectively.
Disaggregation of Revenue
The Company’s club retail operations, which represent substantially all of its consolidated total revenues, are the Company’s only reportable segment. All the Company’s identifiable assets are in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.
The following table summarizes the Company's percentage of net sales disaggregated by category:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Grocery (1)	81%	74%
General Merchandise & Services	11%	13%
Gasoline and Other	8%	13%

(1)	Grocery division includes the legacy perishables, edible grocery and non-edible grocery division.

4. Related Party Transactions
One of the Company’s suppliers, Advantage Solutions Inc., is controlled by affiliates of the Sponsors. Advantage Solutions Inc. is principally a provider of in-club product demonstration and sampling services, and the Company also engages them from time to time to provide ancillary support services, including for example, seasonal gift wrapping, on-floor sales assistance and display maintenance. The Company incurred approximately $9.4 million and $11.8 million of costs payable to Advantage Solutions Inc. for services rendered during the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively. The demonstration and sampling service fees are fully funded by merchandise vendors who participate in the program.
The Company believes the terms obtained or consideration paid or received, as applicable, in connection with the transactions were comparable to terms available or amounts that would be paid or received, as applicable, in arms’-length transactions with unrelated parties.
5. Debt and Credit Arrangements
Debt consisted of the following at May 2, 2020, February 1, 2020 and May 4, 2019 (in thousands):

	May 2, 2020	February 1, 2020	May 4, 2019
ABL Facility	$50,000	$378,000	$281,000
First Lien Term Loan	1,311,919	1,315,216	1,526,201
Unamortized debt discount and debt issuance cost	(11,747)	(12,531)	(17,287)
Less: current portion	(15,377)	(343,377)	(246,377)
Long-term debt	$1,334,795	$1,337,308	$1,543,537

ABL Facility
The ABL Facility is comprised of a $950.0 million revolving credit facility and a $50.0 million term loan. The ABL Facility is secured on a senior basis by certain "liquid assets" of the Company and secured on a junior basis by certain "fixed assets" of the Company. The $50.0 million term loan payment terms are restricted in that the term loan cannot be repaid unless all loans outstanding under the revolving credit facility are repaid, and once repaid, cannot be re-borrowed. The availability under the $950.0 million revolving credit facility is restricted based on eligible monthly merchandise inventories and receivables, as defined in the agreement governing the ABL Facility (the "ABL Facility Agreement"). As amended, interest on the revolving credit facility is calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan is calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The ABL Facility also provides a sub-facility for issuances of letters of credit subject to certain fees defined in the ABL Facility Agreement. The ABL Facility is subject to various commitment fees during the term of the facility based on utilization of the revolving credit facility, which is scheduled to mature on August 17, 2023.
At May 2, 2020, there was $50.0 million outstanding in loans under the ABL Facility and $22.1 million in outstanding letters of credit. As of May 2, 2020, the interest rate on the revolving credit facility was 1.45%, and unused capacity was $770.6 million.
At February 1, 2020, there was $378.0 million outstanding in loans under the ABL Facility and $17.5 million in outstanding letters of credit. As of February 1, 2020, the interest rate on the revolving credit facility was 2.78%, and unused capacity was $496.3 million.
At May 4, 2019, there was $281.0 million outstanding in loans under the ABL Facility and $29.2 million in outstanding letters of credit. As of May 4, 2019, the interest rate on the revolving credit facility was 3.73%, and unused capacity was $560.8 million.
First Lien Term Loan
Principal payments on the Company's First Lien Term Loan are required in quarterly installments of 0.25% of the original principal amount with the balance due upon maturity on February 3, 2024. Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain "fixed assets" of the Company and on a junior basis by certain "liquid" assets of the Company.

On November 1, 2019, the Company borrowed $200.0 million from the ABL Facility. The proceeds from the Company's borrowing were used to pay a portion of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $2.0 million of previously capitalized deferred debt issuance costs and original issue discount.

On January 29, 2020, the Company amended its First Lien Term Loan to reduce the applicable interest rates. As amended, the First Lien Term Loan has an initial principal amount of $1,315.2 million and interest is calculated either at LIBOR plus 225 basis points or a base rate plus 125 basis points. Total fees associated with the refinancing were approximately $1.7 million. The Company wrote-off $0.1 million of previously capitalized debt issuance costs and original issue discount and expensed $1.7 million of new third-party fees.
At May 2, 2020, there was $1,311.9 million outstanding on the First Lien Term Loan. At February 1, 2020, there was $1,315.2 million outstanding on the First Lien Term Loan. At May 4, 2019, there was $1,526.2 million outstanding on the First Lien Term Loan. At May 2, 2020, the Company's net leverage ratio was less than 2.00 and the interest rate for the First Lien Term Loan was 3.08%. At February 1, 2020, the interest rate for the First Lien Term Loan was 3.90%. At May 4, 2019, the interest rate for the First Lien Term Loan was 5.47%.
6. Interest Expense, net
The following details the components of interest expense for the periods presented (in thousands):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Interest on debt	$19,643	$25,851
Interest on capital lease and financing obligations	1,008	631
Debt issuance costs amortization	657	696
Original issue discount amortization	539	627
Capitalized interest	(3)	(16)
Interest expense, net	$21,844	$27,789

7. Commitments and Contingencies

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
8. Stock Incentive Plans
On June 13, 2018, the Company’s board of directors adopted, and its stockholders approved, the BJ's Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the "2018 Plan"). The 2018 Plan provides for the grant of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, stock appreciation rights, and cash awards. Prior to the adoption of the 2018 Plan, the Company granted stock-based compensation to employees and non-employee directors, respectively, under the Fourth Amended and Restated 2011 Stock Option Plan of BJ's Wholesale Club, Inc. (f/k/a Beacon Holding Inc.), as amended (the "2011 Plan") and the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding, Inc.), as amended (the "2012 Director Plan"). No further grants will be made under the 2011 Plan or the 2012 Director Plan.

The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, 2011 Plan or 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan or 2012 Director Plan. As of May 2, 2020, there were 5,687,534 shares available for future issuance under the 2018 Plan.
The following table summarizes the Company’s stock award activity during the thirteen weeks ended May 2, 2020 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 1, 2020	5,213	$14.00	1,445	$25.22	30	$25.83	—	$—
Granted	441	25.07	683	25.07	2	20.52	527	23.96
Forfeited/canceled	(26)	20.07	(26)	24.29	—	—	—	—
Exercised/vested	(969)	6.03	(254)	25.07	—	—	—	—
Outstanding, May 2, 2020	4,659	$16.67	1,848	$24.85	32	$25.41	527	$23.96

Stock-based compensation expense was $5.5 million and $3.8 million for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively.
Employee Stock Purchase Plan
On June 14, 2018, the Company’s board of directors adopted and its stockholders approved the BJ's Wholesale Club Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"), which became effective the day prior to the first day of public trading of the Company’s equity securities. The aggregate number of shares of common stock that were to be reserved for issuance under the ESPP was to be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors. The offering under the ESPP commenced on January 1, 2019. As of May 2, 2020, 1,857,062 shares remained available for issuance. The amount of expense recognized for the thirteen weeks ended May 2, 2020 and May 4, 2019 was $0.1 million and $0.2 million, respectively.
Treasury Shares Acquired
On June 27, 2019, the Company completed the CVC June 2019 Secondary Offering of 9,977,024 shares of the Company's common stock and, in connection with the offering, the Company repurchased 2,500,000 shares of common stock at a price of $25.41 per share. These repurchased shares are being held in treasury.
In addition, 83,353 shares were reacquired to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended May 2, 2020 and no shares were reacquired in the thirteen weeks ended May 4, 2019. These reacquired shares were recorded as $2.1 million of treasury stock for the thirteen weeks ended May 2, 2020.
Share Repurchase Program
On December 19, 2019, the Company's board of directors authorized the repurchase of up to $250.0 million of the Company's outstanding common stock from time to time as market conditions warrant (the "Program"). The Program expires at the end of fiscal year 2021. The Company initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. As of May 2, 2020, $246.0 million remained available to purchase under the Program. The Company repurchased 175,000 shares for $4.0 million during the first quarter of fiscal year 2020.

9. Income Taxes

The Company projects the estimated annual effective tax rate for fiscal year 2020 to be 27.0%, excluding the tax effect of discrete events. Potential discrete adjustments include tax charges or benefits related to stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.

The Company’s effective income tax rate from continuing operations was 21.5% and 15.9% for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively. The effective tax rate for the first quarter of fiscal year 2020 differs from our annual effective tax rate primarily due to excess tax benefits from stock-based compensation in the first quarter which reduced the effective tax rate by 3.7% and increase of prior year enhanced charitable contributions in the same period which reduced the effective tax rate by 1.6%.
We are subject to taxation in the U.S. federal and various state taxing jurisdictions. In general, the Company’s tax years from 2015 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities.
10. Fair Value Measurements
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

Financial Assets and Liabilities

The gross carrying amount and fair value of the Company’s debt at May 2, 2020 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$1,311,919	$1,268,758
ABL Facility	50,000	50,000
Total Debt	$1,361,919	$1,318,758
The gross carrying amount and fair value of the Company’s debt at February 1, 2020 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$1,315,216	$1,319,990
ABL Facility	378,000	378,000
Total Debt	$1,693,216	$1,697,990

The gross carrying amount and fair value of the Company’s debt at May 4, 2019 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$1,526,200	$1,532,800
ABL Facility	281,000	281,000
Total Debt	$1,807,200	$1,813,800

The fair value of debt was based on quoted market prices and on borrowing rates available to the Company as of May 2, 2020, February 1, 2020 and May 4, 2019. These inputs are considered to be Level 2.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis.
The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, and accounts payable, approximates their carrying value due to the short-term maturities of these instruments.
11. Earnings Per Share
The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for the thirteen weeks ended May 2, 2020 and May 4, 2019:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Weighted-average common shares outstanding, used for basic computation	136,089,960	136,810,084
Plus: Incremental shares of potentially dilutive securities	2,337,780	3,652,488
Weighted-average number of common and dilutive potential common shares outstanding	138,427,740	140,462,572

Stock options and restricted shares of 875,894 and 780,256, respectively, were excluded from the computation of diluted earnings for the thirteen weeks ended May 2, 2020, because their inclusion would have been anti-dilutive. Similarly, stock options and restricted shares of 286,124 and 209,149, respectively, were excluded from the computation of diluted earnings for the thirteen weeks ended May 4, 2019.

12. Derivative Financial Instruments

Interest Rate Swaps
On November 13, 2018, the Company entered into three forward starting interest rate swaps (the "Interest Rate Swaps"), which became effective on February 13, 2019. The Company has fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0% from February 13, 2019 to February 13, 2022. At May 2, 2020, February 1, 2020, and May 4, 2019, the Interest Rate Swaps were recorded as a liability of $59.8 million, $40.0 million and $24.6 million, respectively, with the net of tax amount recorded in other comprehensive loss.
The Company elected hedge accounting for the interest rate swap agreements, and as such, the effective portion of the losses was recorded as a component of other comprehensive loss. There were $19.4 million and $5.2 million of losses recorded in other comprehensive loss for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively.
The fair values of derivative instruments included on the consolidated balance sheets are as follows (in thousands):

				Fair Value at
Accounting for cash flow hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	May 2, 2020	February 1, 2020	May 4, 2019
Interest rate swap	$600,000	3.00%	Other non-current liabilities	$(29,934)	$(20,035)	$(12,336)
Interest rate swap	360,000	3.00%	Other non-current liabilities	(17,941)	(11,997)	(7,370)
Interest rate swap	240,000	3.00%	Other non-current liabilities	(11,965)	(8,003)	(4,920)
Net carrying amount	$1,200,000		Total liabilities	$(59,840)	$(40,035)	$(24,626)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year 2019. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled "Forward-Looking Statements" and "Item 1A. Risk Factors," and in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year 2019.
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2020" relate to the 52 weeks ending January 30, 2021, and references herein to "fiscal year 2019" relate to the 52 weeks ended February 1, 2020. The first quarter of fiscal year 2020 ended on May 2, 2020, and the first quarter of fiscal year 2019 ended on May 4, 2019, and both include thirteen weeks.
Overview

BJ’s Wholesale Club is a leading warehouse club operator on the east coast of the United States. We deliver significant value to our members, consistently offering 25% or more savings on a representative basket of manufacturer-branded groceries compared to traditional supermarket competitors. We provide a curated assortment focused on perishable products, continuously refreshed general merchandise, services and gasoline to deliver a differentiated shopping experience that is further enhanced by our omnichannel capabilities.
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
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. As of the end of fiscal year 2019, we had approximately 5.5 million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, services and gasoline. The annual membership fee for our Inner Circle® membership is $55, and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times the price of their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented over $2 billion in annual sales for fiscal year 2019, and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $302.2 million for fiscal year 2019.
Our business is moderately seasonal in nature. Historically, our business has realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively.
Factors Affecting Our Business
COVID-19 Impact. During the first quarter of 2020, the COVID-19 pandemic had a positive impact on our results of operations. Increased demand for our grocery products more than offset declines in our general merchandise and services division, which resulted in significant growth in comparable club sales over last year’s first quarter. This increased demand for our grocery products could reverse in the future if consumer purchasing behavior changes. However, the COVID-19 situation is unprecedented and continuously evolving, and the long-term impacts to our financial condition and results of operations are still uncertain. For a further discussion of the impact of COVID-19 on our business, see the section entitled "Thirteen Weeks Ended May 2, 2020 (First Quarter of Fiscal Year 2020) Compared to Thirteen Weeks Ended May 4, 2019 (First Quarter of Fiscal Year 2019)" included below.

The COVID-19 pandemic may impact many of the factors discussed in this section, including, among others, overall economic trends, consumer preferences and demand, product mix, quarterly fluctuations and sourcing, which in turn could adversely affect our business, financial condition and results of operations. See Part II. "Item 1A. Risk Factors".

Overall economic trends. The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending in our clubs, while economic weakness, which generally results in a reduction of customer spending, may have a different or more extreme effect on spending at our clubs. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. In addition, during periods of low unemployment, we may experience higher labor costs.
Size and loyalty of membership base. The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for the past two decades. Our membership fee income totaled $302.2 million in fiscal year 2019. Our membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 87% at the end of fiscal year 2019.
Consumer preferences and demand. Our ability to maintain our appeal to existing customers and attract new customers primarily depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences. If we misjudge the market for our products, fail to adjust to changes in our member needs, or there is otherwise a decrease in consumer spending and confidence, including in response to COVID-19, we may be faced with excess inventories for some products and may be required to become more promotional in our selling activities, which would impact our net sales and gross profit.
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

Tariffs. We are implementing a variety of mitigation measures in order to reduce the risk associated with our direct exposure to tariffs. We have diversified our global supply chain to reduce our reliance on China by sourcing high-quality products from other markets in both Asia and Africa. Chinese-sourced goods represent 1% of our cost of sales during the first quarter of fiscal year 2020. We believe that this gives us a much smaller exposure to tariffs than many other retailers.

Refinancings. In January of fiscal year 2019, we repriced our senior secured first lien term loan facility (the "First Lien Term Loan"), resulting in a reduction to the applicable interest rate.
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
Adjusted EBITDA
Adjusted EBITDA is defined as income from continuing operations before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including: stock-based compensation expense; pre-opening expenses; non-cash rent; strategic consulting; offering costs; and other adjustments. For a reconciliation of Adjusted EBITDA to income from continuing operations, the most directly comparable GAAP measure, see "Non-GAAP Financial Measures."

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
The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
(dollars in thousands)
Income from continuing operations	$95,742	$36,085
Interest expense, net	21,844	27,789
Provision for income taxes	26,164	6,808
Depreciation and amortization	40,839	38,670
Stock-based compensation expense (a)	5,514	3,844
Pre-opening expenses (b)	2,601	2,296
Non-cash rent (c)	1,504	754
Strategic consulting (d)	—	6,739
Offering costs (e)	—	1,222
Other adjustments (f)	(293)	(131)
Adjusted EBITDA	$193,915	$124,076
Adjusted EBITDA as a percentage of net sales	5.2%	4.0%

(a)	Represents total stock-based compensation expense.

(b)	Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.

(c)	Consists of an adjustment to remove the non-cash portion of rent expense.

(d)	Represents fees paid to external consultants for strategic initiatives of limited duration.

(e)	Represents costs related to registered offerings by selling stockholders.

(f)	Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.

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
The following is a reconciliation of our net cash from operating activities to free cash flow for the periods presented:

	Thirteen Weeks Ended
(dollars in thousands)	May 2, 2020	May 4, 2019
Net cash provided by operating activities	$469,902	$44,936
Less: Additions to property and equipment, net of disposals	35,212	36,534
Free cash flow	$434,690	$8,402

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended
(dollars in thousands)	May 2, 2020	May 4, 2019
Net sales	$3,718,040	$3,069,763
Membership fee income	79,565	73,373
Total revenues	3,797,605	3,143,136
Cost of sales	3,060,893	2,568,977
Selling, general and administrative expenses	590,361	501,181
Pre-opening expenses	2,601	2,296
Operating income	143,750	70,682
Interest expense, net	21,844	27,789
Income from continuing operations before income taxes	121,906	42,893
Provision for income taxes	26,164	6,808
Income from continuing operations	95,742	36,085
Loss from discontinued operations, net of income taxes	(8)	(287)
Net income	$95,734	$35,798
Operational Data:
Total clubs at end of period	218	216
Comparable club sales	19.9%	2.0%
Merchandise comparable club sales	27.0%	1.9%
Adjusted EBITDA	$193,915	$124,076
Free cash flow	434,690	8,402

Thirteen Weeks Ended May 2, 2020 (First Quarter of Fiscal Year 2020) Compared to Thirteen Weeks Ended May 4, 2019 (First Quarter of Fiscal Year 2019)
Net Sales
Net sales for the first quarter of fiscal year 2020 were $3,718.0 million, a 21.1% increase from net sales reported for the first quarter of fiscal year 2019 of $3,069.8 million. The increase was due to a 27.0% increase in merchandise comparable club sales discussed below, offset by a 25.3% decrease in gasoline sales due to declines in demand and the retail price of gasoline versus the first quarter of fiscal year 2019.
Comparable club sales

Thirteen Weeks Ended
May 2, 2020
Comparable club sales	19.9%
Less: contribution from gasoline sales	(7.1)%
Merchandise comparable club sales	27.0%

Merchandise comparable club sales increased by 27.0% in the first quarter of fiscal year 2020.  The increase was due to remarkable sales growth in our grocery division of approximately 33%, partially offset by lower sales in the general merchandise and services division of approximately 3%.  In grocery, sales were most robust in categories impacted by the COVID-19 pandemic, including paper products, cleaning supplies, fresh meat, frozen, dairy, fresh produce, packaged goods and beverages. General merchandise and services sales declined due primarily to lower sales of apparel and services, partially offset by increases in sales of televisions, consumer electronics and small appliances.
Membership fee income
Membership fee income was $79.6 million in the first quarter of fiscal year 2020, compared to $73.4 million in the first quarter of fiscal year 2019, reflecting an 8.4% increase. The increase in membership fee income was primarily driven by growth in members.
Cost of sales
Cost of sales was $3,060.9 million, or 82.3% of net sales, in the first quarter of fiscal year 2020, compared to $2,569.0 million, or 83.7% of net sales, in the first quarter of fiscal year 2019.  The 1.4% decrease as a percentage of net sales was driven by increased gas margins worth approximately 1.7%, as the dislocation in the gasoline market caused the cost per gallon to decrease rapidly.  The merchandise margin rate decreased by approximately 0.3% compared to the first quarter of fiscal year 2019 due to markdowns on apparel inventory, higher distribution costs due to the COVID-19 pandemic, and price investments in some perishable categories.  These decreases were partially countered by continued progress in our category profitability improvement program and improved shrink and salvage rates.
Selling, general and administrative expenses

SG&A increased by 17.8% to $590.4 million in the first quarter of fiscal year 2020 from $501.2 million in the first quarter of fiscal year 2019. SG&A in the first quarter of fiscal 2019 included charges related to registered offerings by selling stockholders of $1.2 million. The year-over-year increase in SG&A expense was primarily driven by incremental costs related to the COVID-19 pandemic, including $51.3 million of wage increases and bonus expense, $8.8 million in safety and protective equipment and $1.7 million in other operational costs, such as increased security. The remaining increase in SG&A was related to higher insurance expenses and higher credit and debit acceptance fees due to the increase in merchandise sales. We expect to continue to have elevated expenses related to COVID-19 in the second quarter of fiscal 2020 and potentially beyond such quarter, though at lower rates than for the first quarter of fiscal 2020.
Pre-opening expenses
Pre-opening expenses were $2.6 million in the first quarter of fiscal year 2020, compared to $2.3 million in the first quarter of fiscal year 2019. Pre-opening expenses for the first quarter of fiscal year 2020 included charges for one new club and three new gas stations that opened during the first quarter of fiscal year 2020, and one additional club and five additional gas stations that are expected to open later in fiscal year 2020.

Interest expense
Interest expense was $21.8 million for the first quarter of fiscal year 2020, compared to $27.8 million for the first quarter of fiscal year 2019. Interest expense for the first quarter of fiscal year 2020 included interest expense of $19.8 million related to debt service on outstanding borrowings, $1.2 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings and $0.8 million of other interest charges. The decrease in interest expense was driven by continued de-leveraging and the repricing of our First Lien Term Loan, which was completed in January 2020.
Interest expense for the first quarter of fiscal year 2019 included interest expense of $25.9 million related to debt service on outstanding borrowings, $1.3 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings and $0.6 million of other interest charges.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 21.5% for the first quarter of fiscal year 2020, compared to 15.9% for the first quarter of fiscal year 2019. The increase in the effective tax rate for the first quarter of fiscal year 2020, compared to the first quarter of fiscal year 2019, was primarily due to higher excess tax benefits from stock-based compensation as a percentage of pre-tax book income in the same period in fiscal year 2019.
Seasonality

Our business is moderately seasonal in nature. Historically, our business has realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively. Our quarterly results have been and will continue to be affected by the timing of new club openings and their associated pre-opening costs. As a result of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our senior secured asset based revolving credit and term facility ("ABL Facility"). As of May 2, 2020, cash and cash equivalents totaled $132.9 million and we had $770.6 million of unused capacity under our ABL Facility. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Facility, will be sufficient to finance our operations, meet our current debt obligations, and fund anticipated capital expenditures.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
(in thousands)
Net cash provided by operating activities	$469,902	$44,936
Net cash used in investing activities	(35,212)	(36,534)
Net cash used in financing activities	(331,979)	(5,671)
Net increase in cash and cash equivalents	$102,711	$2,731
Net Cash from Operating Activities
Net cash provided by operating activities was $469.9 million for the first quarter of fiscal year 2020, compared to $44.9 million for the first quarter of fiscal year 2019. The increase in operating cash flow was primarily due to the working capital benefit generated by our strong sales performance and increased turnover of inventory, as well as increased membership fee income and lower interest payments on debt.
Net Cash from Investing Activities
Cash used for capital expenditures was $35.2 million for the first quarter of fiscal year 2020, compared to $36.5 million for the first quarter of fiscal year 2019. The decrease is due primarily to the timing of construction costs on new clubs and gas stations.

Net Cash from Financing Activities
Net cash used in financing activities for the first quarter of fiscal year 2020 was $332.0 million, compared to $5.7 million for the first quarter of fiscal year 2019. The increase compared to the first quarter of fiscal year 2019 is due mainly to the repayment of outstanding borrowings on our ABL Facility.
Debt and Borrowing Capacity
On November 1, 2019, we borrowed $200.0 million from the ABL Facility. The proceeds were used to pay a portion of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $2.0 million of previously capitalized deferred debt issuance costs and original issue discount.

On January 29, 2020, we amended the First Lien Term Loan to reduce the applicable interest rates. As amended, the First Lien Term Loan has an initial principal amount of $1,315.2 million and interest is calculated either at LIBOR plus 225 basis points or a base rate plus 125 basis points. Total fees associated with the refinancing were approximately $1.7 million. We wrote-off $0.1 million of previously capitalized debt issuance costs and original issue discount and expensed $1.7 million of new third-party fees.
At May 2, 2020, the interest rate for the First Lien Term Loan was 3.08% and there was $1,311.9 million outstanding. See Note 5, "Debt and Credit Arrangements" of our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Contractual Obligations
Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of May 2, 2020, other than those items related to the ordinary course of operations of our business such as inventory purchases, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
Off-Balance Sheet Arrangements
We have not entered into off-balance sheet arrangements. We do enter into operating lease commitments, letters of credit and purchase obligations in the ordinary course of our operations.
Critical Accounting Policies and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year 2019. For a full discussion of our significant accounting policies, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
For a full discussion of recently issued accounting pronouncements, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to changes in market interest rates and these changes in rates will impact our net interest expense and our cash flow from operations. Substantially all of our borrowings carry variable interest rates. There have been no material changes in our market risk from the disclosure included in Part II. "Item 7A. Quantitative and Qualitative Disclosures of Market Risk" in the Annual Report on Form 10-K for the fiscal year 2019.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 2, 2020.
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
Item 1A. Risk Factors.

The following risk factor supplements the risk factors described under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended February 1, 2020, and should be read in conjunction with the other risk factors presented in such Annual Report on Form 10-K.
The outbreak of the novel coronavirus, or COVID-19, has caused, and could continue to cause, severe disruptions in the United States, regional and global economies and could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has caused significant disruptions to the United States, regional and global economies and has contributed to significant volatility and negative pressure in financial markets.  The global impact of the COVID-19 pandemic has been rapidly evolving and many U.S. states and cities, including where our clubs and distribution centers are located, have imposed measures intended to control its spread, such as instituting shelter-in-place orders and restrictions on the types of businesses that may continue to operate and the manner in which they may do so. Generally, under these orders, our operations have been deemed "essential" by U.S. federal, state and local authorities, which have allowed our clubs and distribution centers to remain open. However, many of these orders and other government regulations have resulted in reduced operating hours and limited access for our members, including limits on the number of people that can be in a club at a time, and member traffic may decline if more severe restrictions are implemented or if members opt to shop less frequently or use other online outlets and delivery systems in order to reduce their risk of potential exposure to COVID-19. Further, any alleged failure to comply with governmental orders or regulations, which vary across states and localities, could result in costly litigation, enforcement actions and penalties.

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious disease, effects our business, operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may materially adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended February 1, 2020, including:

•
a complete or partial closure of, or a decrease in member traffic at, one or more of our clubs, due to government restrictions and limitations intended to promote social distancing and contain the spread of COVID-19, which could adversely affect our net sales and operating results;

•
any difficulties and delays in obtaining products from our distributors and suppliers, delivering products to our clubs and adequately staffing our clubs and distribution centers, which could result in an inability to maintain inventory levels and meet our members’ demands and may cause us to seek alternative and potentially more expensive sources of supply;

•
a decrease in consumer discretionary spending and confidence, changes in our members' needs or decreased traffic from stockpiling in preparation for the pandemic, each of which could adversely affect member demand for the products we sell, result in shifts in demand to lower priced options and change the mix of products we sell, result in slower inventory turnover and greater markdowns of inventory, cause us to lose existing members and/or fail to attract new members, or otherwise materially adversely affect our net sales and operating results;

•
any inability to continue to provide our team members with appropriate compensation and protective measures, which could cause us to be unable to retain current or attract new team members to perform necessary functions within our clubs and distribution centers;

•
any spread of COVID-19 among our team members or employees of our distributors or suppliers, within a particular club, distribution center or geographical area, may necessitate that impacted clubs, distribution centers or suppliers be temporarily closed, which could negatively impact our business and financial condition, as well as our reputation;

•
any belief by members or team members that they have contracted COVID-19 in one of our clubs or that we have not taken appropriate precautionary measures to prevent the spread of COVID-19 in our clubs, which could result in costly and time consuming litigation and negatively impact our reputation;

•
severe disruption and instability in the U.S. and global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all;

•
any potential negative impact on the health of our executive management team or key employees or the executive management team or key employees of our suppliers and distributors, particularly if a significant number of our or their executive management team or key employees are impacted, which could result in a deterioration in our or their ability to ensure business continuity during a disruption;

•	any inability to effectively manage our operations while certain of our employees continue to work remotely due to the COVID-19 pandemic, which could adversely impact our business; and

•
limited access to our management, support staff and professional advisors, which could decrease the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, increase our susceptibility to security breaches, or hamper our ability to comply with regulatory obligations, each of which could lead to reputational harm and regulatory issues or fines.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the first quarter of fiscal year 2020.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 2, 2020 to February 29, 2020	—		$—	—	$250,000,000
March 1, 2020 to April 4, 2020	258,353	(2)	23.49	175,000	246,020,500
April 5, 2020 to May 2, 2020	—		—	—	246,020,500
Total	258,353		$23.49	175,000	$246,020,500

(1)
On December 19, 2019, our board of directors authorized the repurchase of up to $250.0 million of our outstanding common stock from time to time as market conditions warrant. The share repurchase program expires at the end of fiscal year 2021 and may be suspended or discontinued at any time without notice.

(2)
Includes 83,353 shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 8 "Stock Incentive Plans" in the Notes to Unaudited Consolidated Financial Statements included in this report.

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

10.1#	BJ's Wholesale Club, Inc. Executive Retirement Plan, as amended (filed herewith).
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

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith)
# Represents management compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: May 29, 2020	By:	/s/ Robert W. Eddy
Robert W. Eddy
Executive Vice President, Chief Financial & Administrative Officer (Principal Financial Officer and Authorized Signatory)