Form 10-Q
period 2020-08-01
BJ's Wholesale Club Holdings, Inc.
filed 2020-08-25
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-Q
_________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 21, 2020, the registrant had 137,942,895 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q should be considered forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, including expectations regarding deferred revenue, lease commencement dates, impact of infrastructure investments on our operating model and selling, general and administrative expenses, sales of gasoline and gross profit margin rates, and new club and gas station openings, as well as statements that include terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "project," "believe," "estimate," "predict," "continue," "forecast," "would," or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:
•uncertainties in the financial markets and the effect of certain economic conditions or events on consumer and small business spending patterns and debt levels;
•risks related to our dependence on having a large and loyal membership;
•the effects of competition in, and regulation of, the retail industry;
•our dependence on vendors to supply us with quality merchandise at the right time and at the right price;
•risks related to our substantial indebtedness;
•changes in laws related to, or the governments administration of, the Supplemental Nutrition Assistance Program or its electronic benefit transfer systems;
•the risks and uncertainties related to the impact of the novel coronavirus (COVID-19) pandemic, including the duration, scope and severity of the pandemic, federal, state and local government actions or restrictive measures implemented in response to COVID-19, the effectiveness of such measures, as well as the effect of any relaxation or revocation of current restrictions, and the direct and indirect impact of such measures;
•risks related to climate change and natural disasters;
•our ability to identify and respond effectively to consumer trends, including our ability to successfully maintain a relevant omnichannel experience for our members;
•risks related to cybersecurity, which may be heightened due to our e-commerce business, including our ability to protect the privacy of member or business information and the security of payment card information;
•our ability to attract and retain a qualified management team and other team members;
•our ability to implement our growth strategy by opening new clubs and gasoline stations; and
•the other risk factors identified in our filings with the Securities and Exchange Commission, including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (the "Annual Report on Form 10-K for the fiscal year 2019"), our Quarterly Report on Form 10-Q for the quarter ended May 2, 2020 and this Quarterly Report on Form 10-Q.
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

DEFINED TERMS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:
•"the Company," "BJ’s," "we," "us" and "our" mean BJ’s Wholesale Club Holdings, Inc. and, unless the context otherwise requires, its consolidated subsidiaries;
•"Sponsors" means investment funds affiliated with or advised by CVC Capital Partners ("CVC") and Leonard Green & Partners, L.P;
•"ABL Facility" means the Company's senior secured asset based revolving credit and term facility;
•"First Lien Term Loan" means the Company's senior secured first lien term loan facility;
•"fiscal year 2019" means the 52 weeks ended February 1, 2020; and
•"fiscal year 2020" means the 52 weeks ended January 30, 2021.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	August 1, 2020	February 1, 2020	August 3, 2019
ASSETS
Current assets:
Cash and cash equivalents	$168,811	$30,204	$29,092
Accounts receivable, net	170,595	206,353	162,278
Merchandise inventories	1,005,274	1,081,502	1,026,541
Prepaid expenses and other current assets	64,074	41,961	47,353
Total current assets	1,408,754	1,360,020	1,265,264
Operating lease right-of-use assets, net	2,043,713	2,060,059	2,040,834
Property and equipment:
Land and buildings	395,706	375,375	388,399
Leasehold costs and improvements	217,528	214,209	208,978
Furniture, fixtures and equipment	1,208,151	1,135,892	1,096,179
Construction in progress	26,604	51,741	31,685
	1,847,989	1,777,217	1,725,241
Less: accumulated depreciation and amortization	(1,092,311)	(1,017,009)	(974,525)
Total property and equipment, net	755,678	760,208	750,716
Goodwill	924,134	924,134	924,134
Intangibles, net	141,054	146,985	153,730
Other assets	20,687	18,374	17,409
Total assets	$5,294,020	$5,269,780	$5,152,087
LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$343,377	$195,377
Current portion of operating lease liabilities	128,010	123,751	118,035
Accounts payable	1,004,725	786,412	798,504
Accrued expenses and other current liabilities	631,500	547,876	499,149
Total current liabilities	1,764,235	1,801,416	1,611,065
Long-term operating lease liabilities	1,971,634	1,986,790	1,957,934
Long-term debt	1,202,209	1,337,308	1,540,602
Deferred income taxes	43,111	46,200	46,508
Other non-current liabilities	193,730	152,410	160,564
Commitments and Contingencies (see Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued or outstanding	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 142,653 shares issued and 137,923 outstanding at August 1, 2020; 140,723 shares issued and 137,298 outstanding at February 1, 2020; and 140,185 shares issued and 136,762 outstanding at August 3, 2019	1,427	1,407	1,402
Additional paid-in capital	798,288	773,618	760,191
Accumulated deficit	(514,017)	(716,369)	(813,223)
Accumulated other comprehensive loss	(35,650)	(26,586)	(26,610)
Treasury stock, at cost, 4,730 shares at August 1, 2020; 3,425 shares at February 1, 2020; 3,423 shares at August 3, 2019	(130,947)	(86,414)	(86,346)
Total stockholders’ equity (deficit)	119,101	(54,344)	(164,586)
Total liabilities and stockholders’ equity (deficit)	$5,294,020	$5,269,780	$5,152,087

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	August 1, 2020	August 3, 2019
Net sales	$3,871,640	$3,271,145
Membership fee income	82,490	74,697
Total revenues	3,954,130	3,345,842
Cost of sales	3,197,752	2,733,085
Selling, general and administrative expenses	590,814	511,889
Pre-opening expense	1,969	2,127
Operating income	163,595	98,741
Interest expense, net	20,741	26,783
Income from continuing operations before income taxes	142,854	71,958
Provision for income taxes	36,186	17,665
Income from continuing operations	106,668	54,293
Income (loss) from discontinued operations, net of income taxes	(50)	230
Net income	$106,618	$54,523
Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.78	$0.40
Loss from discontinued operations	—	—
Net income	$0.78	$0.40
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.76	$0.39
Loss from discontinued operations	—	—
Net income	$0.76	$0.39
Weighted average number of common shares outstanding:
Basic	136,706	136,571
Diluted	139,522	139,516
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge, net of income tax benefit of $1,897 and income tax provision of $4,488, respectively	$4,878	$(11,540)
Total other comprehensive income (loss)	$4,878	$(11,540)
Total comprehensive income	$111,496	$42,983
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Net sales	$7,589,680	$6,340,908
Membership fee income	162,055	148,070
Total revenues	7,751,735	6,488,978
Cost of sales	6,258,645	5,302,062
Selling, general and administrative expenses	1,181,175	1,013,070
Pre-opening expense	4,570	4,423
Operating income	307,345	169,423
Interest expense, net	42,585	54,572
Income from continuing operations before income taxes	264,760	114,851
Provision for income taxes	62,350	24,473
Income from continuing operations	202,410	90,378
Loss from discontinued operations, net of income taxes	(58)	(57)
Net income	$202,352	$90,321
Income per share attributable to common stockholders—basic:
Income from continuing operations	$1.48	$0.66
Loss from discontinued operations	—	—
Net income	$1.48	$0.66
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$1.46	$0.65
Loss from discontinued operations	—	—
Net income	$1.46	$0.65
Weighted average number of common shares outstanding:
Basic	136,398	136,690
Diluted	138,975	139,989
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of income tax of $3,524 and $5,948, respectively	$(9,064)	$(15,295)
Total other comprehensive loss	$(9,064)	$(15,295)
Total comprehensive income	$193,288	$75,026
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance, February 1, 2020	140,723	$1,407	$773,618	$(716,369)	$(26,586)	(3,425)	$(86,414)	$(54,344)
Net income	—	—	—	95,734	—	—	—	95,734
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(13,942)	—	—	(13,942)
Common stock issued under stock incentive plans	1,626	16	(16)	—	—	—	—	—
Stock compensation expense	—	—	5,514	—	—	—	—	5,514
Net cash received on option exercises	—	—	5,608	—	—	—	—	5,608
Treasury stock purchases	—	—	—	—	—	(258)	(6,073)	(6,073)
Balance, May 2, 2020	142,349	$1,423	$784,724	$(620,635)	$(40,528)	(3,683)	$(92,487)	$32,497
Net income	—	—	—	106,618	—	—	—	106,618
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	4,878	—	—	4,878
Common stock issued under stock incentive plans	246	3	(3)	—	—	—	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	58	1	1,106	—	—	—	—	1,107
Stock compensation expense	—	—	9,064	—	—	—	—	9,064
Net cash received on option expenses	—	—	3,397	—	—	—	—	3,397
Treasury stock purchases	—	—	—	—	—	(1,047)	(38,460)	(38,460)
Balance, August 1, 2020	142,653	$1,427	$798,288	$(514,017)	$(35,650)	(4,730)	$(130,947)	$119,101

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance, February 2, 2019	138,099	$1,381	$742,072	$(915,113)	$(11,315)	(782)	$(19,109)	$(202,084)
Net income	—	—	—	35,798	—	—	—	35,798
Unrealized loss on cash flow, net of tax	—	—	—	—	(3,755)	—	—	(3,755)
Common stock issued under stock incentive plans	1,737	17	(17)	—	—	—	—	—
Stock compensation expense	—	—	3,844	—	—	—	—	3,844
Net cash received on option exercises	—	—	6,319	—	—	—	—	6,319
Cumulative effect of change in accounting principle	—	—	—	11,569	—	—	—	11,569
Balance, May 4, 2019	139,836	$1,398	$752,218	$(867,746)	$(15,070)	(782)	$(19,109)	$(148,309)
Net income	—	—	—	54,523	—	—	—	54,523
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(11,540)	—	—	(11,540)
Common stock issued under stock incentive plans	312	4	(4)	—	—	—	—	—
Common stock issued under ESPP plan	37	—	726	—	—	—	—	726
Stock compensation expense	—	—	4,952	—	—	—	—	4,952
Net cash received on option exercises	—	—	2,299	—	—	—	—	2,299
Treasury stock purchases	—	—	—	—	—	(2,641)	(67,237)	(67,237)
Balance, August 3, 2019	140,185	$1,402	$760,191	$(813,223)	$(26,610)	(3,423)	$(86,346)	$(164,586)

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$202,352	$90,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,171	77,671
Amortization of debt issuance costs and accretion of original issue discount	2,363	2,646
Debt extinguishment charges	1,283	—
Other non-cash items, net	4,175	2,733
Stock-based compensation expense	14,578	8,796
Deferred income tax provision	438	10,563
Increase (decrease) in cash due to changes in:
Accounts receivable	35,758	32,022
Merchandise inventories	76,228	25,765
Prepaid expenses and other current assets	(1,063)	20,980
Other assets	(2,138)	(498)
Accounts payable	218,313	(18,376)
Accrued expenses	70,971	(37,618)
Other non-current liabilities	28,263	119
Net cash provided by operating activities	733,692	215,124
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(82,962)	(88,298)
Proceeds from sale leaseback transaction	4,061	—
Net cash used in investing activities	(78,901)	(88,298)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(3,297)	(7,689)
Paydown of First Lien Term Loan	(150,000)	—
Proceeds from ABL Facility	736,000	596,000
Payments on ABL Facility	(1,064,000)	(655,000)
Net cash received from stock option exercises	9,005	8,618
Net cash received from ESPP	1,107	726
Acquisition of treasury stock	(44,533)	(67,237)
Other financing activities	(466)	(298)
Net cash used in financing activities	(516,184)	(124,880)
Net increase in cash and cash equivalents	138,607	1,946
Cash and cash equivalents at beginning of period	30,204	27,146
Cash and cash equivalents at end of period	$168,811	$29,092
Supplemental cash flow information:
Interest paid	$35,627	$50,844
Income taxes paid	60,757	17,094
Non-cash financing and investing activities:
Lease liabilities arising from obtaining right-of-use assets	60,116	—
Property additions included in accrued expenses	70,037	15,981
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly owned subsidiaries is a leading warehouse club operator in the eastern United States. As of August 1, 2020, the Company operated 219 warehouse clubs and 147 gas stations in 17 states.
The Company follows, and reports based on the National Retail Federation’s fiscal calendar. The thirteen week periods ended August 1, 2020 and August 3, 2019 are referred to as the "second quarter of fiscal year 2020" and the "second quarter of fiscal year 2019," respectively.
The novel coronavirus ("COVID-19") pandemic has severely impacted the economies of the U.S. and other countries around the world. In the preparation of these financial statements and related disclosures we have assessed the impact that COVID-19 has had on our estimates, assumptions and accounting policies and made additional disclosures, as necessary.
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
The consolidated balance sheet as of February 1, 2020 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the second quarter of fiscal year 2020 are not necessarily indicative of future results or results to be expected for fiscal year 2020. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year 2019, as filed with the Securities and Exchange Commission on March 19, 2020.
Reclassification
We adjusted the statement of cash flows for the first half of fiscal year 2019 to reclassify the change in book overdraft amounts into the accounts payable and accrued expenses line items, all within net cash provided by operating activities.
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

Goodwill Impairment (ASU 2017-04)
In January 2017, the FASB issued ASU 2017-04, which provides amendments to Accounting Standards Codification 350, Intangibles - Goodwill and Other, to eliminate Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The Company adopted ASU 2017-04 at the beginning of fiscal year 2020 on a prospective basis and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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
Recently Issued Accounting Pronouncements

Reference Rate Reform (ASU 2020-04)
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements.
3. Revenue Recognition
Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue as it satisfies a performance obligation by transferring control of the goods or services to the customer.
Merchandise sales—The Company recognizes sales of merchandise at clubs and gas stations when the customer takes possession of the goods and tenders payment. Sales of merchandise at the Company’s clubs and gas stations, excluding sales taxes, represented approximately 96% of the Company’s net sales and approximately 94% of the Company’s total revenues for the twenty-six weeks ended August 1, 2020. Sales taxes are recorded as a liability at the point of sale. Revenue is recorded at the point of sale based on the transaction price on the shelf sign, net of any applicable discounts, sales taxes and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the shipping point.

BJ’s Perks Rewards and My BJ's Perks programs—The Company’s BJ’s Perks Rewards® membership program allows participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ’s. The Company also offers a co-branded credit card program, the My BJ’s Perks® program, which allows My BJ's Perks® Mastercard credit card holders to earn up to 5% cash back on eligible purchases made at BJ’s and up to 2% cash back on purchases made with the card outside of BJ’s. Cash back has been in the form of electronic awards issued in $20 increments that may be used online or in-club at the register and expire six months from the date issued. Subsequent to August 1, 2020, electronic awards are being issued in increments of $10.
Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or the Company’s website. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $29.9 million at August 1, 2020, $26.7 million at February 1, 2020 and $28.4 million at August 3, 2019.
Royalty revenue received in connection with the My BJ's Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company’s total deferred royalty revenue related to the outstanding My BJ’s Perks Rewards was $15.0 million, $14.8 million and $13.2 million at August 1, 2020, February 1, 2020 and August 3, 2019, respectively. The timing of revenue recognition of these awards dollars is driven by actual customer activities, such as redemptions and expirations. As of August 1, 2020, the Company expects to recognize $12.2 million of the deferred revenue in fiscal year 2020, and expects the remainder will be recognized in the years thereafter.
Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. Because the Company has the obligation to provide access to its clubs, website and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $156.6 million, $144.0 million and $138.4 million at August 1, 2020, February 1, 2020 and August 3, 2019, respectively.
Gift Card Program—The Company sells BJ’s gift cards in both physical and digital format, which allow customers to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized in proportion to its rate of gift card redemptions because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. The Company also recognizes breakage in proportion to its rate of gift card redemptions. Deferred revenue related to gift cards was $9.6 million, $10.3 million and $8.1 million at August 1, 2020, February 1, 2020 and August 3, 2019, respectively. The Company recognized $9.4 million and $11.4 million of revenue from gift card redemptions in the second quarter of fiscal year 2020 and second quarter of fiscal year 2019, respectively. The Company recognized $19.5 million and $22.5 million of revenue from gift card redemptions in the twenty-six weeks ended August 1, 2020 and the twenty-six weeks ended August 3, 2019, respectively.
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
The following tables summarize the Company's percentage of net sales disaggregated by category:

	Thirteen Weeks Ended
	August 1, 2020	August 3, 2019
Grocery (1)	76%	72%
General Merchandise & Services	16%	15%
Gasoline and Other	8%	13%

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Grocery (1)	79%	73%
General Merchandise & Services	13%	14%
Gasoline and Other	8%	13%
(1)Grocery division includes the legacy perishables, edible grocery and non-edible grocery division.
4. Related Party Transactions
One of the Company’s suppliers, Advantage Solutions Inc., is controlled by affiliates of the Sponsors. Advantage Solutions Inc. is principally a provider of in-club product demonstration and sampling services, and the Company also engages them from time to time to provide ancillary support services, including temporary club labor as needed. The Company incurred approximately $7.4 million and $10.6 million of costs payable to Advantage Solutions Inc. for services rendered during the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively. The Company incurred approximately $12.2 million and $22.4 million of costs payable to Advantage Solutions Inc. for services rendered during the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively. The demonstration and sampling service fees are fully funded by merchandise vendors who participate in the program.
The Company believes the terms obtained or consideration paid or received, as applicable, in connection with the transactions were comparable to terms available or amounts that would be paid or received, as applicable, in arms’-length transactions with unrelated parties.
5. Debt and Credit Arrangements
Debt consisted of the following at August 1, 2020, February 1, 2020 and August 3, 2019 (in thousands):

	August 1, 2020	February 1, 2020	August 3, 2019
ABL Facility	$50,000	$378,000	$230,000
First Lien Term Loan	1,161,920	1,315,216	1,522,356
Unamortized debt discount and debt issuance cost	(9,711)	(12,531)	(16,377)
Less: current portion	—	(343,377)	(195,377)
Long-term debt	$1,202,209	$1,337,308	$1,540,602
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
At August 1, 2020, there was $50.0 million outstanding in loans under the ABL Facility and $19.2 million in outstanding letters of credit. As of August 1, 2020, the interest rate on the revolving credit facility was 1.29%, and unused capacity was $741.4 million.
At February 1, 2020, there was $378.0 million outstanding in loans under the ABL Facility and $17.5 million in outstanding letters of credit. As of February 1, 2020, the interest rate on the revolving credit facility was 2.78%, and unused capacity was $496.3 million.

At August 3, 2019, there was $230.0 million outstanding in loans under the ABL Facility and $26.3 million in outstanding letters of credit. As of August 3, 2019, the interest rate on the revolving credit facility was 3.48%, and unused capacity was $558.1 million.
First Lien Term Loan
The Company's First Lien Term Loan matures on February 3, 2024. Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain "fixed assets" of the Company and on a junior basis by certain "liquid" assets of the Company.
On November 1, 2019, the Company borrowed $200.0 million from the ABL Facility. The proceeds from the Company's borrowing were used to pay a portion of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $2.0 million of previously capitalized deferred debt issuance costs and original issue discount.
On January 29, 2020, the Company amended its First Lien Term Loan to reduce the applicable interest rates. As amended, the First Lien Term Loan had an initial principal amount of $1,315.2 million and interest is calculated either at LIBOR plus 225 basis points or a base rate plus 125 basis points. Total fees associated with the refinancing were approximately $1.7 million. The Company wrote-off $0.1 million of previously capitalized debt issuance costs and original issue discount and expensed $1.7 million of new third-party fees.
On July 13, 2020, the Company paid $150.0 million of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $1.3 million of previously capitalized deferred debt issuance costs and original issue discount.
At August 1, 2020, there was $1,161.9 million outstanding on the First Lien Term Loan. At February 1, 2020, there was $1,315.2 million outstanding on the First Lien Term Loan. At August 3, 2019, there was $1,522.4 million outstanding on the First Lien Term Loan. At August 1, 2020, the interest rate for the First Lien Term Loan was 2.18%. At February 1, 2020, the interest rate for the First Lien Term Loan was 3.90%. At August 3, 2019, the interest rate for the First Lien Term Loan was 5.08%.
6. Interest Expense, net
The following details the components of interest expense for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Interest on debt	$17,302	$24,847	$36,945	$50,698
Interest on capital lease and financing obligations	991	628	1,999	1,259
Debt issuance costs amortization	648	696	1,305	1,392
Original issue discount amortization	519	627	1,058	1,254
Loss on debt extinguishment	1,283	—	1,283	—
Capitalized interest	(2)	(15)	(5)	(31)
Interest expense, net	$20,741	$26,783	$42,585	$54,572
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
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, 2011 Plan or 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan or 2012 Director Plan. As of August 1, 2020, there were 5,909,199 shares available for future issuance under the 2018 Plan.
The following table summarizes the Company’s stock award activity during the thirteen weeks ended August 1, 2020 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 1, 2020	5,213	$14.00	1,445	$25.22	30	$25.83	—	$—
Granted	441	25.07	685	25.07	31	33.38	527	23.96
Forfeited/canceled	(91)	21.78	(92)	24.39	—	—	—	—
Exercised/vested	(1,246)	7.64	(539)	30.64	(32)	34.54	—	—
Outstanding, August 1, 2020	4,317	$16.81	1,499	$25.41	29	$34.54	527	$23.96
Stock-based compensation expense was $9.1 million and $5.0 million for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively. Stock-based compensation expense was $14.6 million and $8.8 million for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively.
On June 14, 2018, the Company’s board of directors adopted and its stockholders approved the BJ's Wholesale Club Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"), which became effective the day prior to the first day of public trading of the Company’s equity securities. The aggregate number of shares of common stock that were to be reserved for issuance under the ESPP was to be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors. The offering under the ESPP commenced on January 1, 2019. As of August 1, 2020, 1,799,409 shares remained available for issuance. The amount of expense recognized for the thirteen weeks ended August 1, 2020 and August 3, 2019 was $0.2 million and $0.3 million, respectively.

Treasury Shares Acquired
On June 27, 2019, the Company completed the CVC June 2019 Secondary Offering of 9,977,024 shares of the Company's common stock and, in connection with the offering, the Company repurchased 2,500,000 shares of common stock at a price of $25.41 per share. These repurchased shares are being held in treasury.
In addition, 121,915 shares were reacquired to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended August 1, 2020 and 140,630 shares were reacquired in the thirteen weeks ended August 3, 2019. These reacquired shares were recorded as $4.3 million and $3.7 million of treasury stock for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively. In addition, 205,268 shares were reacquired to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the twenty-six weeks ended August 1, 2020 and 140,630 shares were reacquired in the twenty-six weeks ended August 3, 2019. These reacquired shares were recorded as $6.4 million and $3.7 million of treasury stock for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively.
Share Repurchase Program
On December 19, 2019, the Company's board of directors authorized the repurchase of up to $250.0 million of the Company's outstanding common stock from time to time as market conditions warrant (the "Program"). The Program expires at the end of fiscal year 2021. The Company initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. As of August 1, 2020, $211.9 million remained available to purchase under the Program. The Company repurchased 924,282 shares for $34.1 million during the thirteen weeks ended August 1, 2020. The Company repurchased 1,099,282 shares for $38.1 million during the twenty-six weeks ended August 1, 2020.
9. Income Taxes

The effective income tax rate is based on estimated income from continuing operations for the fiscal year as well as discrete adjustments, if any, in the applicable quarterly periods. The Company projects the estimated annual effective tax rate for fiscal 2020 year to be 27.1%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.

The Company’s effective income tax rate from continuing operations was 25.3% and 24.5% for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively; and 23.5% and 21.3% for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively. The increase in the effective tax rate for the second quarter of fiscal year 2020, compared to the second quarter of fiscal year 2019, is due primarily to higher income in the second quarter of fiscal year 2020, which resulted in a reduced benefit to the rate from the excess tax benefit for stock-based compensation.

We are subject to taxation in the U.S. federal and various state taxing jurisdictions. In general, the Company’s tax years from 2015 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities; however, certain ongoing state audits and appeals relate to periods prior to 2015.
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

Financial Assets and Liabilities

The gross carrying amount and fair value of the Company’s debt at August 1, 2020 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$1,161,920	$1,144,956
ABL Facility	50,000	50,000
Total Debt	$1,211,920	$1,194,956
The gross carrying amount and fair value of the Company’s debt at February 1, 2020 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$1,315,216	$1,319,990
ABL Facility	378,000	378,000
Total Debt	$1,693,216	$1,697,990
The gross carrying amount and fair value of the Company’s debt at August 3, 2019 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$1,522,357	$1,529,968
ABL Facility	230,000	230,000
Total Debt	$1,752,357	$1,759,968
The fair value of debt was based on quoted market prices and on borrowing rates available to the Company as of August 1, 2020, February 1, 2020 and August 3, 2019. These inputs are considered to be Level 2.

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
11. Earnings Per Share
The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Weighted-average common shares outstanding, used for basic computation	136,706,284	136,570,834	136,398,122	136,690,459
Plus: Incremental shares of potentially dilutive securities	2,815,773	2,945,487	2,576,776	3,298,988
Weighted-average number of common and dilutive potential common shares outstanding	139,522,057	139,516,321	138,974,898	139,989,447
No restricted shares were excluded from the computation of diluted earnings for the thirteen weeks ended August 1, 2020. 229,767 stock options were excluded from the computation of diluted earnings for the thirteen weeks ended August 1, 2020, because their inclusion would have been anti-dilutive. 552,830 and 390,128 stock options and restricted shares, respectively, were excluded from the computation of diluted earnings for the twenty-six weeks ended August 1, 2020 because their inclusion would have been anti-dilutive. Similarly, 740,655 and 539,991 stock options and restricted shares, respectively, were excluded from the computation of diluted earnings for the thirteen weeks ended August 3, 2019. 513,389 and 374,570 stock options and restricted shares, respectively, were excluded from the computation of diluted earnings for the twenty-six weeks ended August 3, 2019.

12. Derivative Financial Instruments

Interest Rate Swaps
On November 13, 2018, the Company entered into three forward starting interest rate swaps (the "Interest Rate Swaps"), which became effective on February 13, 2019. The Company has fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0% from February 13, 2019 to February 13, 2022. At August 1, 2020, February 1, 2020, and August 3, 2019, the Interest Rate Swaps were recorded as a liability of $53.5 million, $40.0 million and $41.1 million, respectively, with the net of tax amount recorded in other comprehensive loss.
The Company elected hedge accounting for the interest rate swap agreements, and as such, the effective portion of the losses was recorded as a component of other comprehensive loss. There were $6.8 million of gains and $16.0 million of losses recorded in other comprehensive loss for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively. There were $12.6 million and $21.2 million of losses recorded in other comprehensive loss for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively.
The fair values of derivative instruments included on the consolidated balance sheets are as follows (in thousands):

				Fair Value at
Accounting for cash flow hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	August 1, 2020	February 1, 2020	August 3, 2019
Interest rate swap	$600,000	3.00%	Other non-current liabilities	$(26,777)	$(20,035)	$(20,549)
Interest rate swap	360,000	3.00%	Other non-current liabilities	(16,049)	(11,997)	(12,303)
Interest rate swap	240,000	3.00%	Other non-current liabilities	(10,702)	(8,003)	(8,207)
Net carrying amount	$1,200,000		Total liabilities	$(53,528)	$(40,035)	$(41,059)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year 2019. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled "Forward-Looking Statements" and "Item 1A. Risk Factors," and in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year 2019 and Form 10-Q for the quarter ended May 2, 2020.
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2020" relate to the 52 weeks ending January 30, 2021, and references herein to "fiscal year 2019" relate to the 52 weeks ended February 1, 2020. The second quarter of fiscal year 2020 ended on August 1, 2020, and the second quarter of fiscal year 2019 ended on August 3, 2019, and both include thirteen weeks.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 219 large-format, high volume warehouse clubs spanning 17 states. In our core New England markets, which have high population density and generate a disproportionate part of U.S. gross domestic product, we operate almost three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, www.bjs.com; our highly-rated mobile app and our integrated same-day delivery offering.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. As of the end of the second quarter of fiscal year 2020, we had approximately 6.0 million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, services and gasoline. The annual membership fee for our Inner Circle® membership is $55, and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times the price of their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented over $2 billion in annual sales for fiscal year 2019, and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $302.2 million for fiscal year 2019.
Our business is moderately seasonal in nature. Historically, our business has realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively.
Factors Affecting Our Business
COVID-19 Impact. During the first half of fiscal year 2020, the COVID-19 pandemic had a positive impact on our results of operations. Increased demand for our grocery products more than offset declines in our general merchandise and services division, which resulted in significant growth in comparable club sales compared to the first half of fiscal year 2019. This increased demand for our grocery products could reverse in the future if consumer purchasing behavior changes. However, the COVID-19 pandemic is unprecedented and continuously evolving, and the long-term impacts to our financial condition and results of operations are still uncertain. For a further discussion of the impact of the COVID-19 pandemic on our business, see the section entitled "Thirteen Weeks Ended August 1, 2020 (Second Quarter of Fiscal Year 2020) Compared to Thirteen Weeks Ended August 3, 2019 (Second Quarter of Fiscal Year 2019)" included below.

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
Consumer preferences and demand. Our ability to maintain our appeal to existing customers and attract new customers primarily depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences. If we misjudge the market for our products, fail to adjust to changes in our member needs, or there is otherwise a decrease in consumer spending and confidence, including in response to the COVID-19 pandemic, we may be faced with excess inventories for some products and may be required to become more promotional in our selling activities, which would impact our net sales and gross profit.
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

Tariffs. We are implementing a variety of mitigation measures in order to reduce the risk associated with our direct exposure to tariffs. We have diversified our global supply chain to reduce our reliance on China by sourcing high-quality products from other markets in both Asia and Africa. Chinese-sourced goods represent 1% of our cost of sales during the first half of fiscal year 2020. We believe that this gives us a much smaller exposure to tariffs than many other retailers.
Refinancings. We repriced the First Lien Term Loan during fiscal year 2019 and we paid down a portion of our First Lien Term Loan during the first half of fiscal year 2020, resulting in a reduction to the applicable interest rate
How We Assess the Performance of Our Business

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

Cost of sales
Cost of sales consists primarily of the direct cost of merchandise and gasoline sold at our clubs, including the following:
•costs associated with operating our distribution centers, including payroll, payroll benefits, occupancy costs and depreciation;
•freight expenses associated with moving merchandise from vendors to our distribution centers and from our distribution centers to our clubs; and
•vendor allowances, rebates and cash discounts.
Selling, general and administrative expenses ("SG&A")
SG&A consists of various expenses related to supporting and facilitating the sale of merchandise in our clubs, including the following:
•payroll and payroll benefits for club and corporate employees;
•rent, depreciation and other occupancy costs for retail and corporate locations;
•advertising expenses;
•tender costs, including credit and debit card fees;
•amortization of intangible assets; and
•consulting, legal, insurance and other professional services expenses.
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
The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
(dollars in thousands)
Income from continuing operations	$106,668	$54,293	$202,410	$90,378
Interest expense, net	20,741	26,783	42,585	54,572
Provision for income taxes	36,186	17,665	62,350	24,473
Depreciation and amortization	41,332	39,001	82,171	77,671
Stock-based compensation expense (a)	9,064	4,952	14,578	8,796
Pre-opening expenses (b)	1,969	2,127	4,570	4,423
Non-cash rent (c)	511	3,019	2,015	3,773
Strategic consulting (d)	—	4,610	—	11,349
Offering costs (e)	—	706	—	1,928
Other adjustments (f)	379	31	86	(100)
Adjusted EBITDA	$216,850	$153,187	$410,765	$277,263
Adjusted EBITDA as a percentage of net sales	5.6%	4.7%	5.4%	4.4%

(a)Represents total stock-based compensation expense.
(b)Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.
(c)Consists of an adjustment to remove the non-cash portion of rent expense.
(d)Represents fees paid to external consultants for strategic initiatives of limited duration.
(e)Represents costs related to registered offerings by selling stockholders.
(f)Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.

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
The following is a reconciliation of our net cash from operating activities to free cash flow for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net cash provided by operating activities	$263,790	$170,188	$733,692	$215,124
Less: Additions to property and equipment, net of disposals	47,750	51,764	82,962	88,298
Plus: Proceeds from sale leaseback transaction	4,061	—	4,061	—
Free cash flow	$220,101	$118,424	$654,791	$126,826

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$3,871,640	$3,271,145	$7,589,680	$6,340,908
Membership fee income	82,490	74,697	162,055	148,070
Total revenues	3,954,130	3,345,842	7,751,735	6,488,978
Cost of sales	3,197,752	2,733,085	6,258,645	5,302,062
Selling, general and administrative expenses	590,814	511,889	1,181,175	1,013,070
Pre-opening expenses	1,969	2,127	4,570	4,423
Operating income	163,595	98,741	307,345	169,423
Interest expense, net	20,741	26,783	42,585	54,572
Income from continuing operations before income taxes	142,854	71,958	264,760	114,851
Provision for income taxes	36,186	17,665	62,350	24,473
Income from continuing operations	106,668	54,293	202,410	90,378
Loss from discontinued operations, net of income taxes	(50)	230	(58)	(57)
Net income	$106,618	$54,523	$202,352	$90,321
Operational Data:
Total clubs at end of period	219	217	219	217
Comparable club sales	17.2%	0.6%	18.5%	1.3%
Merchandise comparable club sales	24.2%	1.6%	25.6%	1.7%
Adjusted EBITDA	$216,850	$153,187	$410,765	$277,263
Free cash flow	220,101	118,424	654,791	126,826

Thirteen Weeks Ended August 1, 2020 (Second Quarter of Fiscal Year 2020) Compared to Thirteen Weeks Ended August 3, 2019 (Second Quarter of Fiscal Year 2019)
Net Sales
Net sales for the second quarter of fiscal year 2020 were $3,871.6 million, an 18.4% increase from net sales reported for the second quarter of fiscal year 2019 of $3,271.1 million. The increase was due primarily to a 17.2% increase in comparable club sales. Gasoline sales decreased 26.9%, due to a decline in retail prices.
Comparable club sales

Thirteen Weeks Ended
August 1, 2020
Comparable club sales	17.2%
Less: contribution from gasoline sales	(7.0)%
Merchandise comparable club sales	24.2%

Merchandise comparable club sales increased by 24.2% in the second quarter of fiscal year 2020 due to strong growth in our grocery division of approximately 25% and general merchandise and services division of approximately 22%. In grocery, sales were most robust in categories impacted by the COVID-19 pandemic, including paper products, cleaning supplies, fresh meat, frozen, dairy, fresh produce, packaged goods and beverages. In general merchandise and services, sales were strongest in televisions, small appliances, apparel, and seasonal goods.
Membership fee income
Membership fee income was $82.5 million in the second quarter of fiscal year 2020, compared to $74.7 million in the second quarter of fiscal year 2019, reflecting a 10.4% increase. The increase in membership fee income was primarily driven by growth in members, membership renewals and increased penetration of higher tier membership levels.
Cost of sales
Cost of sales was $3,197.8 million, or 82.6% of net sales, in the second quarter of fiscal year 2020, compared to $2,733.1 million, or 83.6% of net sales, in the second quarter of fiscal year 2019. The 1.0% decrease as a percentage of net sales was driven by increased gas margins due to the continued dislocation in the gasoline market that contributed to a lower cost per gallon. Merchandise margin rate was flat compared to the second quarter of fiscal year 2019 due to continued progress in our category profitability improvement program offset by cost inflation of certain commodities and increased costs associated with the COVID-19 pandemic.
Selling, general and administrative expenses

SG&A increased by 15.4% to $590.8 million in the second quarter of fiscal year 2020 from $511.9 million in the second quarter of fiscal year 2019. SG&A in the second quarter of fiscal year 2019 included charges related to registered offerings by selling stockholders of $0.7 million. The year-over-year increase in SG&A expense was primarily driven by incremental costs related to the COVID-19 pandemic, including $31.4 million of wage increases and bonus expense, $14.9 million in safety and protective equipment and $2.3 million in other operational costs, such as increased security. We expect to continue to have elevated expenses related to COVID-19 in the third quarter of fiscal year 2020 and potentially beyond, though at a lower rate than the first and second quarters of fiscal year 2020.
Pre-opening expenses
Pre-opening expenses were $2.0 million in the second quarter of fiscal year 2020, compared to $2.1 million in the second quarter of fiscal year 2019. Pre-opening expenses for the second quarter of fiscal year 2020 included charges for one new club and two new gas stations that opened during the second quarter of fiscal year 2020, and two additional clubs and five additional gas stations that are expected to open in the second half of fiscal year 2020.

Interest expense
Interest expense was $20.7 million for the second quarter of fiscal year 2020, compared to $26.8 million for the second quarter of fiscal year 2019. Interest expense for the second quarter of fiscal year 2020 included interest expense of $17.3 million related to debt service on outstanding borrowings, $1.2 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $1.3 million in write-offs of deferred financing costs and original issue discounts associated with the partial prepayment of our First Lien Term Loan and $0.9 million of other interest charges.
Interest expense for the second quarter of fiscal year 2019 included interest expense of $24.9 million related to debt service on outstanding borrowings, $1.3 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings and $0.6 million of other interest charges.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 25.3% and 24.5% for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively. The increase in the effective tax rate for the second quarter of fiscal year 2020, compared to the second quarter of fiscal year 2019 is due primarily to higher income in the second quarter of fiscal year 2020, which resulted in a reduced benefit to the rate from excess tax benefit for stock-based compensation.

Twenty-Six Weeks Ended August 1, 2020 (First Six Months of Fiscal Year 2020) Compared to Twenty-Six Weeks Ended August 3, 2019 (First Six Months of Fiscal Year 2019)
Net Sales
Net sales for the first six months of fiscal year 2020 were $7,589.7 million, a 19.7% increase from net sales reported for the first six months of fiscal year 2019 of $6,340.9 million. The increase was due to a 18.5% increase in comparable club sales. Gasoline sales decreased 26.2%, due to a decline in retail prices.
Comparable club sales

Twenty-Six Weeks Ended
August 1, 2020
Comparable club sales	18.5%
Less: contribution from gasoline sales	(7.1)%
Merchandise comparable club sales	25.6%

Merchandise comparable club sales increased by 25.6% in the first six months of fiscal year 2020.  The increase was due to sales growth in our grocery division and general merchandise and services of approximately 29% and 10%, respectively. In grocery, sales were strongest in categories impacted by the COVID-19 pandemic, including paper products, cleaning supplies, fresh meat, frozen, dairy, fresh produce, packaged goods and beverages. General merchandise and services sales increased due primarily to higher sales of televisions, small appliances, indoor furniture and seasonal items, partially offset by lower sales of apparel and services.
Membership fee income
Membership fee income was $162.1 million in the first six months of fiscal year 2020, compared to $148.1 million in the first six months of fiscal year 2019, reflecting a 9.4% increase. The increase in membership fee income was primarily driven by growth in members, membership renewals and membership mix.
Cost of sales
Cost of sales was $6,258.6 million, or 82.5% of net sales, in the first six months of fiscal year 2020, compared to $5,302.1 million, or 83.6% of net sales, in the first six months of fiscal year 2019. The 1.1% decrease as a percentage of net sales was driven by improved gasoline margins, partially offset by a decrease in merchandise margin rate. Merchandise margin rate decreased by 20 basis points compared to the first six months of fiscal year 2019. While merchandise margins benefited from strong sales performance and continued execution of our category profitability improvement initiatives, these drivers were offset by distribution costs associated with the COVID-19 pandemic, the decline in our higher-margin apparel business, price investments in some perishable categories and the temporary shut-down of our higher-margin services business in the first quarter of fiscal year 2020.

Selling, general and administrative expenses

SG&A increased by 16.6% to $1,181.2 million in the first six months of fiscal year 2020 from $1,013.1 million in the first six months of fiscal year 2019. SG&A in the first six months of fiscal year 2019 included charges related to registered offerings by selling stockholders of $1.9 million. The year-over-year increase in SG&A expense was primarily driven by incremental costs related to the COVID-19 pandemic, including $82.7 million of wage increases and bonus expense, $23.6 million in safety and protective equipment, $4.0 million in other operational costs, such as increased security and higher credit and debit acceptance fees due to the increase in merchandise sales. We expect to continue to have elevated expenses related to COVID-19 in the second half of fiscal year 2020 and potentially beyond, though at a lower rate than the first half of fiscal year 2020.
Pre-opening expenses
Pre-opening expenses were $4.6 million in the first six months of fiscal year 2020, compared to $4.4 million in the first six months of fiscal year 2019. Pre-opening expenses for the first six months of fiscal year 2020 included charges for two new clubs and four new gas stations that opened during the first six months of fiscal year 2020, and two additional clubs and five additional gas stations that are expected to open later in fiscal year 2020.
Interest expense
Interest expense was $42.6 million for the first six months of fiscal year 2020, compared to $54.6 million for the first six months of fiscal year 2019. Interest expense for the first six months of fiscal year 2020 included interest expense of $37.2 million related to debt service on outstanding borrowings, $2.4 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $1.3 million in write-offs of deferred financing costs and original issue discounts associated with the partial prepayment of our First Lien Term Loan and $1.7 million of other interest charges.
Interest expense for the first six months of fiscal year 2019 included interest expense of $50.7 million related to debt service on outstanding borrowings, $2.7 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings and $1.2 million of other interest charges.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 23.5% and 21.3% for the first six months of fiscal year 2020 and the first six months of fiscal year 2019, respectively. The increase in the effective tax rate for the first six months of fiscal year 2020, compared to the first six months of fiscal year 2019 is due primarily to higher income in the first six months of fiscal year 2020, which resulted in a reduced benefit to the rate from excess tax benefit for stock-based compensation.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our senior ABL Facility. As of August 1, 2020, cash and cash equivalents totaled $168.8 million and we had $741.4 million of unused capacity under our ABL Facility. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Facility, will be sufficient to finance our operations, meet our current debt obligations, and fund anticipated capital expenditures.

Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-Six Weeks
	August 1, 2020	August 3, 2019
(in thousands)
Net cash provided by operating activities	$733,692	$215,124
Net cash used in investing activities	(78,901)	(88,298)
Net cash used in financing activities	(516,184)	(124,880)
Net increase in cash and cash equivalents	$138,607	$1,946
Net Cash from Operating Activities
Net cash provided by operating activities was $733.7 million for the first six months of fiscal year 2020, compared to $215.1 million for the first six months of fiscal year 2019. The increase in operating cash flow was primarily due to the working capital benefit generated by our strong sales performance, increased turnover of inventory and strong operating performance, as well as increased membership fee income and lower interest payments on debt.
Net Cash from Investing Activities
Cash used for capital expenditures was $78.9 million for the first six months of fiscal year 2020, compared to $88.3 million for the first six months of fiscal year 2019. The decrease is due primarily to the timing of construction costs on new clubs and gas stations.

Net Cash from Financing Activities
Net cash used in financing activities for the first six months of fiscal year 2020 was $516.2 million, compared to $124.9 million for the first six months of fiscal year 2019. The increase compared to the first six months of fiscal year 2019 is due mainly to the repayment of outstanding borrowings on our First Lien Term Loan and ABL Facility.
Debt and Borrowing Capacity
On November 1, 2019, we borrowed $200.0 million from the ABL Facility. The proceeds were used to pay a portion of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $2.0 million of previously capitalized deferred debt issuance costs and original issue discount.
On January 29, 2020, we amended the First Lien Term Loan to reduce the applicable interest rates. As amended, the First Lien Term Loan had an initial principal amount of $1,315.2 million and interest is calculated either at LIBOR plus 225 basis points or a base rate plus 125 basis points. Total fees associated with the refinancing were approximately $1.7 million. We wrote-off $0.1 million of previously capitalized debt issuance costs and original issue discount and expensed $1.7 million of new third-party fees.
On July 13, 2020, the Company paid $150.0 million of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $1.3 million of previously capitalized deferred debt issuance costs and original issue discount.
At August 1, 2020, the interest rate for the First Lien Term Loan was 2.18% and there was $1,161.9 million outstanding. The effective interest rate on our outstanding debt, including the impact of interest rate swaps, was 5.22%. See Note 5, "Debt and Credit Arrangements" of our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Contractual Obligations
Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of August 1, 2020, other than those items related to the ordinary course of operations of our business such as inventory purchases, and lease amendments, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 1, 2020.
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
Item 1A. Risk Factors.

The following risk factor supplements the risk factors described under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended February 1, 2020 and our Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, and should be read in conjunction with the other risk factors presented in such Annual Report on Form 10-K and Quarterly Report on Form 10-Q.
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

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious disease, effects our business, operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact or the impact of relaxing or revoking such existing restrictions too quickly, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may materially adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended February 1, 2020 and our Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, including:

•a complete or partial closure of, or a decrease in member traffic at, one or more of our clubs, due to government restrictions and limitations intended to promote social distancing and contain the spread of COVID-19, which could adversely affect our net sales and operating results;

•any difficulties and delays in obtaining products from our distributors and suppliers, delivering products to our clubs and adequately staffing our clubs and distribution centers, which could result in an inability to maintain inventory levels and meet our members’ demands and may cause us to seek alternative and potentially more expensive sources of supply;

•a decrease in consumer discretionary spending and confidence, changes in our members' needs or decreased traffic from stockpiling in preparation for the pandemic, each of which could adversely affect member demand for the products we sell, result in shifts in demand to lower priced options and change the mix of products we sell, result in slower inventory turnover and greater markdowns of inventory, cause us to lose existing members and/or fail to attract new members, or otherwise materially adversely affect our net sales and operating results;

•any inability to continue to provide our team members with appropriate compensation and protective measures, which could cause us to be unable to retain current or attract new team members to perform necessary functions within our clubs and distribution centers;

•any spread of COVID-19 among our team members or employees of our distributors or suppliers, within a particular club, distribution center or geographical area, may necessitate that impacted clubs, distribution centers or suppliers be temporarily closed, which could negatively impact our business and financial condition, as well as our reputation;
•any belief by members or team members that they have contracted COVID-19 in one of our clubs or that we have not taken appropriate precautionary measures to prevent the spread of COVID-19 in our clubs, which could result in costly and time consuming litigation and negatively impact our reputation;

•severe disruption and instability in the U.S. and global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all;

•any potential negative impact on the health of our executive management team or key employees or the executive management team or key employees of our suppliers and distributors, particularly if a significant number of our or their executive management team or key employees are impacted, which could result in a deterioration in our or their ability to ensure business continuity during a disruption;

•any inability to effectively manage our operations while certain of our employees continue to work remotely due to the COVID-19 pandemic, which could adversely impact our business; and

•limited access to our management, support staff and professional advisors, which could decrease the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, increase our susceptibility to security breaches, or hamper our ability to comply with regulatory obligations, leading to reputational harm and regulatory issues or fines.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the second quarter of fiscal year 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 3, 2020 to June 6, 2020 (2)	145	$36.47	—	$246,020,500
June 7, 2020 to July 4, 2020 (3)	775,236	36.96	653,466	221,977,213
July 5, 2020 to August 1, 2020	270,816	37.20	270,816	211,902,316
Total	1,046,197	$37.02	924,282	$211,902,316
(1)On December 19, 2019, our board of directors authorized the repurchase of up to $250.0 million of our outstanding common stock from time to time as market conditions warrant. The share repurchase program expires at the end of fiscal year 2021 and may be suspended or discontinued at any time without notice.
(2)Consists of shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 8 "Stock Incentive Plans" in the Notes to Unaudited Consolidated Financial Statements included in this report.
(3)Includes 121,770 shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 8 "Stock Incentive Plans" in the Notes to Unaudited Consolidated Financial Statements included in this report.
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

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company's Current on Form 8-K filed on June 22, 2020 and incorporated herein by reference).

3.3
Second Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: August 25, 2020	By:	/s/ Robert W. Eddy
Robert W. Eddy
Executive Vice President, Chief Financial & Administrative Officer (Principal Financial Officer and Authorized Signatory)