Form 10-Q
period 2020-10-31
BJ's Wholesale Club Holdings, Inc.
filed 2020-11-25
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 20, 2020, the registrant had 137,280,410 shares of common stock, $0.01 par value per share, outstanding.

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
•our ability to implement our growth strategy by opening new clubs and gasoline stations; and
•the other risk factors identified in our filings with the Securities and Exchange Commission, including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (the "Annual Report on Form 10-K for the fiscal year 2019"), our Quarterly Reports on Form 10-Q for the quarters ended May 2, 2020 and August 1, 2020 and this Quarterly Report on Form 10-Q.
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
•"CVC June 2019 Secondary Offering" means the secondary offering of shares of our common stock by certain selling shareholders completed on June 27, 2019.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	October 31, 2020	February 1, 2020	November 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$46,116	$30,204	$29,968
Accounts receivable, net	188,413	206,353	185,983
Merchandise inventories	1,264,323	1,081,502	1,271,172
Prepaid expenses and other current assets	97,116	41,961	55,285
Total current assets	1,595,968	1,360,020	1,542,408
Operating lease right-of-use assets, net	2,034,742	2,060,059	2,067,626
Property and equipment:
Land and buildings	376,635	375,375	390,085
Leasehold costs and improvements	221,403	214,209	211,824
Furniture, fixtures and equipment	1,258,876	1,135,892	1,130,854
Construction in progress	43,382	51,741	53,244
	1,900,296	1,777,217	1,786,007
Less: accumulated depreciation and amortization	(1,131,038)	(1,017,009)	(1,010,348)
Total property and equipment, net	769,258	760,208	775,659
Goodwill	924,134	924,134	924,134
Intangibles, net	138,088	146,985	150,357
Other assets	20,094	18,374	17,897
Total assets	$5,482,284	$5,269,780	$5,478,081
LIABILITIES
Current liabilities:
Current portion of long-term debt	$260,000	$343,377	$449,377
Current portion of operating lease liabilities	131,025	123,751	121,961
Accounts payable	1,176,104	786,412	973,328
Accrued expenses and other current liabilities	643,309	547,876	507,141
Total current liabilities	2,210,438	1,801,416	2,051,807
Long-term operating lease liabilities	1,961,321	1,986,790	1,980,447
Long-term debt	845,696	1,337,308	1,339,700
Deferred income taxes	47,241	46,200	50,486
Other non-current liabilities	200,210	152,410	160,127
Commitments and Contingencies (see Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued or outstanding	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 143,199 shares issued and 137,263 outstanding at October 31, 2020; 140,723 shares issued and 137,298 outstanding at February 1, 2020; and 140,642 shares issued and 137,217 outstanding at November 2, 2019	1,432	1,407	1,406
Additional paid-in capital	814,376	773,618	766,050
Accumulated deficit	(391,221)	(716,369)	(758,131)
Accumulated other comprehensive loss	(26,124)	(26,586)	(27,397)
Treasury stock, at cost, 5,936 shares at October 31, 2020; 3,425 shares at February 1, 2020 and November 2, 2019	(181,085)	(86,414)	(86,414)
Total stockholders’ equity (deficit)	217,378	(54,344)	(104,486)
Total liabilities and stockholders’ equity (deficit)	$5,482,284	$5,269,780	$5,478,081

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	October 31, 2020	November 2, 2019
Net sales	$3,646,723	$3,152,887
Membership fee income	84,946	76,517
Total revenues	3,731,669	3,229,404
Cost of sales	2,988,397	2,611,758
Selling, general and administrative expenses	552,307	510,410
Pre-opening expense	610	6,304
Operating income	190,355	100,932
Interest expense, net	25,882	27,702
Income from continuing operations before income taxes	164,473	73,230
Provision for income taxes	41,590	18,034
Income from continuing operations	122,883	55,196
Loss from discontinued operations, net of income taxes	(87)	(104)
Net income	$122,796	$55,092
Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.90	$0.41
Loss from discontinued operations	—	—
Net income	$0.90	$0.41
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.88	$0.40
Loss from discontinued operations	—	—
Net income	$0.88	$0.40
Weighted average number of common shares outstanding:
Basic	136,011	135,521
Diluted	139,060	138,192
Other comprehensive income (loss):
Amounts reclassified from other comprehensive income, net of income tax benefit of $1,427	$3,670	$—
Unrealized gain (loss) on cash flow hedge, net of income tax benefit of $2,278 and income tax provision of $305, respectively	5,856	(787)
Total other comprehensive income (loss)	$9,526	$(787)
Total comprehensive income	$132,322	$54,305
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Net sales	$11,236,403	$9,493,795
Membership fee income	247,001	224,587
Total revenues	11,483,404	9,718,382
Cost of sales	9,247,042	7,913,820
Selling, general and administrative expenses	1,733,482	1,523,480
Pre-opening expense	5,180	10,727
Operating income	497,700	270,355
Interest expense, net	68,467	82,274
Income from continuing operations before income taxes	429,233	188,081
Provision for income taxes	103,940	42,507
Income from continuing operations	325,293	145,574
Loss from discontinued operations, net of income taxes	(145)	(161)
Net income	$325,148	$145,413
Income per share attributable to common stockholders—basic:
Income from continuing operations	$2.39	$1.07
Loss from discontinued operations	—	—
Net income	$2.39	$1.07
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$2.34	$1.04
Loss from discontinued operations	—	—
Net income	$2.34	$1.04
Weighted average number of common shares outstanding:
Basic	136,269	136,301
Diluted	139,003	139,390
Other comprehensive income (loss):
Amounts reclassified from other comprehensive income, net of income tax benefit of $1,427	3,670	—
Unrealized loss on cash flow hedge, net of income tax of $1,246 and $6,253, respectively	(3,208)	(16,083)
Total other comprehensive income (loss)	$462	$(16,083)
Total comprehensive income	$325,610	$129,330
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance, February 1, 2020	140,723	$1,407	$773,618	$(716,369)	$(26,586)	(3,425)	$(86,414)	$(54,344)
Net income	—	—	—	95,734	—	—	—	95,734
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(13,942)	—	—	(13,942)
Common stock issued under stock incentive plans	1,626	16	(16)	—	—	—	—	—
Stock compensation expense	—	—	5,514	—	—	—	—	5,514
Net cash received on option exercises	—	—	5,608	—	—	—	—	5,608
Treasury stock purchases	—	—	—	—	—	(258)	(6,073)	(6,073)
Balance, May 2, 2020	142,349	$1,423	$784,724	$(620,635)	$(40,528)	(3,683)	$(92,487)	$32,497
Net income	—	—	—	106,618	—	—	—	106,618
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	4,878	—	—	4,878
Common stock issued under stock incentive plans	246	3	(3)	—	—	—	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	58	1	1,106	—	—	—	—	1,107
Stock compensation expense	—	—	9,064	—	—	—	—	9,064
Net cash received on option expenses	—	—	3,397	—	—	—	—	3,397
Treasury stock purchases	—	—	—	—	—	(1,047)	(38,460)	(38,460)
Balance, August 1, 2020	142,653	$1,427	$798,288	$(514,017)	$(35,650)	(4,730)	$(130,947)	$119,101
Net income	—	—	—	122,796	—	—	—	122,796
Amounts reclassified from other comprehensive income, net of tax	—	—	—	—	3,670	—	—	3,670
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	5,856	—	—	5,856
Common stock issued under stock incentive plans	546	5	(5)	—	—	—	—	—
Stock compensation expense	—	—	8,667	—	—	—	—	8,667
Net cash received on option exercises	—	—	7,426	—	—	—	—	7,426
Treasury stock purchases	—	—	—	—	—	(1,206)	(50,138)	(50,138)
Balance, October 31, 2020	143,199	$1,432	$814,376	$(391,221)	$(26,124)	(5,936)	$(181,085)	$217,378
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance, February 2, 2019	138,099	$1,381	$742,072	$(915,113)	$(11,315)	(782)	$(19,109)	$(202,084)
Net income	—	—	—	35,798	—	—	—	35,798
Unrealized loss on cash flow, net of tax	—	—	—	—	(3,755)	—	—	(3,755)
Common stock issued under stock incentive plans	1,737	17	(17)	—	—	—	—	—
Stock compensation expense	—	—	3,844	—	—	—	—	3,844
Net cash received on option exercises	—	—	6,319	—	—	—	—	6,319
Cumulative effect of change in accounting principle	—	—	—	11,569	—	—	—	11,569
Balance, May 4, 2019	139,836	$1,398	$752,218	$(867,746)	$(15,070)	(782)	$(19,109)	$(148,309)
Net income	—	—	—	54,523	—	—	—	54,523
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(11,540)	—	—	(11,540)
Common stock issued under stock incentive plans	312	4	(4)	—	—	—	—	—
Common stock issued under ESPP plan	37	—	726	—	—	—	—	726
Stock compensation expense	—	—	4,952	—	—	—	—	4,952
Net cash received on option exercises	—	—	2,299	—	—	—	—	2,299
Treasury stock purchases	—	—	—	—	—	(2,641)	(67,237)	(67,237)
Balance, August 3, 2019	140,185	$1,402	$760,191	$(813,223)	$(26,610)	(3,423)	$(86,346)	$(164,586)
Net income	—	—	—	55,092	—	—	—	55,092
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(787)	—	—	(787)
Common stock issued under stock incentive plans	457	4	(4)	—	—	—	—	—
Stock compensation expense	—	—	5,188	—	—	—	—	5,188
Net cash received on option exercises	—	—	675	—	—	—	—	675
Treasury stock purchases	—	—	—	—	—	(2)	(68)	(68)
Balance, November 2, 2019	140,642	$1,406	$766,050	$(758,131)	$(27,397)	(3,425)	$(86,414)	$(104,486)
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$325,148	$145,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,331	116,920
Amortization of debt issuance costs and accretion of original issue discount	3,470	3,969
Debt extinguishment charges	4,077	2,032
Other non-cash items, net	5,441	2,539
Stock-based compensation expense	23,245	13,984
Deferred income tax provision	2,289	14,846
Increase (decrease) in cash due to changes in:
Accounts receivable	17,940	8,317
Merchandise inventories	(182,821)	(218,866)
Prepaid expenses and other current assets	(16,964)	14,051
Other assets	(1,959)	(1,400)
Accounts payable	389,692	156,448
Accrued expenses	61,829	(35,004)
Other non-current liabilities	46,254	(1,727)
Net cash provided by operating activities	801,972	221,522
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(152,800)	(144,428)
Proceeds from sale leaseback transactions	25,893	—
Net cash used in investing activities	(126,907)	(144,428)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(3,297)	(11,533)
Paydown of First Lien Term Loan	(510,000)	(200,000)
Proceeds from ABL Facility	996,000	1,114,000
Payments on ABL Facility	(1,064,000)	(919,000)
Net cash received from stock option exercises	16,431	9,293
Net cash received from ESPP	1,107	726
Acquisition of treasury stock	(94,671)	(67,305)
Other financing activities	(723)	(453)
Net cash used in financing activities	(659,153)	(74,272)
Net increase in cash and cash equivalents	15,912	2,822
Cash and cash equivalents at beginning of period	30,204	27,146
Cash and cash equivalents at end of period	$46,116	$29,968
Supplemental cash flow information:
Interest paid	$52,306	$75,354
Income taxes paid	111,105	33,424
Non-cash financing and investing activities:
Lease liabilities arising from obtaining right-of-use assets	90,320	136,243
Property additions included in accrued expenses	10,760	20,255
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly owned subsidiaries is a leading warehouse club operator in the eastern United States. As of October 31, 2020, the Company operated 219 warehouse clubs and 149 gas stations in 17 states.
The Company follows, and reports based on the National Retail Federation’s fiscal calendar. The thirteen week periods ended October 31, 2020 and November 2, 2019 are referred to as the "third quarter of fiscal year 2020" and the "third quarter of fiscal year 2019," respectively.
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
The consolidated balance sheet as of February 1, 2020 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the third quarter of fiscal year 2020 are not necessarily indicative of future results or results to be expected for fiscal year 2020. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year 2019, as filed with the Securities and Exchange Commission on March 19, 2020.
Reclassification
We adjusted the statement of cash flows for the first nine months of fiscal year 2019 to reclassify the change in book overdraft amounts into the accounts payable and accrued expenses line items, all within net cash provided by operating activities.
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
Merchandise sales—The Company recognizes sales of merchandise at clubs and gas stations when the customer takes possession of the goods and tenders payment. Sales of merchandise at the Company’s clubs and gas stations, excluding sales taxes, represented approximately 96% of the Company’s net sales and approximately 94% of the Company’s total revenues for the thirty-nine weeks ended October 31, 2020. Sales taxes are recorded as a liability at the point of sale. Revenue is recorded at the point of sale based on the transaction price on the shelf sign, net of any applicable discounts, sales taxes and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the shipping point.
BJ’s Perks Rewards and My BJ's Perks programs—The Company’s BJ’s Perks Rewards® membership program allows participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ’s. The Company also offers a co-branded credit card program, the My BJ’s Perks® program, which allows My BJ's Perks® Mastercard credit card holders to earn up to 5% cash back on eligible purchases made at BJ’s and up to 2% cash back on purchases made with the card outside of BJ’s. Cash back has been in the form of electronic awards issued in $10 increments that may be used online or in-club at the register and expire six months from the date issued.
Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or the Company’s website. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $24.6 million at October 31, 2020, $26.7 million at February 1, 2020 and $27.8 million at November 2, 2019.
Royalty revenue received in connection with the My BJ's Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company’s total deferred royalty revenue related to the outstanding My BJ’s Perks Rewards was $13.5 million, $14.8 million and $14.0 million at October 31, 2020, February 1, 2020 and November 2, 2019, respectively. The timing of revenue recognition of these awards dollars is driven by actual customer activities, such as redemptions and expirations. As of October 31, 2020, the Company expects to recognize $12.0 million of the deferred revenue in fiscal year 2020, and expects the remainder will be recognized in the years thereafter.
Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. Because the Company has the obligation to provide access to its clubs, website and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $151.2 million, $144.0 million and $135.8 million at October 31, 2020, February 1, 2020 and November 2, 2019, respectively.
Gift Card Program—The Company sells BJ’s gift cards in both physical and digital format, which allow customers to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized in proportion to its rate of gift card redemptions because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. The Company also recognizes breakage in proportion to its rate of gift card redemptions. Deferred revenue related to gift cards was $9.0 million, $10.3 million and $9.1 million at October 31, 2020, February 1, 2020 and November 2, 2019, respectively. The Company recognized $9.2 million and $10.5 million of revenue from gift card redemptions in the third quarter of fiscal year 2020 and third quarter of fiscal year 2019, respectively. The Company recognized $28.7 million and $33.0 million of revenue from gift card redemptions in the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively.
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

The following tables summarize the Company's percentage of net sales disaggregated by category:

	Thirteen Weeks Ended
	October 31, 2020	November 2, 2019
Grocery (1)	77%	74%
General Merchandise & Services	13%	13%
Gasoline and Other	10%	13%

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Grocery (1)	78%	73%
General Merchandise & Services	13%	13%
Gasoline and Other	9%	14%
(1)Grocery division includes the legacy perishables, edible grocery and non-edible grocery division.
4. Related Party Transactions
One of the Company’s suppliers, Advantage Solutions Inc., is controlled by a related party of the Company. Advantage Solutions Inc. was a provider of in-club product demonstration and sampling services. Currently, the Company engages them from time to time to provide ancillary support services, including temporary club labor as needed. The Company incurred approximately $1.3 million and $10.2 million of costs payable to Advantage Solutions Inc. for services rendered during the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively. The Company incurred approximately $13.5 million and $32.6 million of costs payable to Advantage Solutions Inc. for services rendered during the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively. The demonstration and sampling service fees are fully funded by merchandise vendors who participate in the program.
The Company believes the terms obtained or consideration paid or received, as applicable, in connection with the transactions were comparable to terms available or amounts that would be paid or received, as applicable, in arms’-length transactions with unrelated parties.
5. Debt and Credit Arrangements
Debt consisted of the following (in thousands):

	October 31, 2020	February 1, 2020	November 2, 2019
ABL Facility	$310,000	$378,000	$484,000
First Lien Term Loan	801,920	1,315,216	1,318,512
Unamortized debt discount and debt issuance cost	(6,224)	(12,531)	(13,435)
Less: current portion	(260,000)	(343,377)	(449,377)
Long-term debt	$845,696	$1,337,308	$1,339,700

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
At October 31, 2020, there was $310.0 million outstanding in loans under the ABL Facility and $21.2 million in outstanding letters of credit. As of October 31, 2020, the interest rate on the revolving credit facility was 1.27%, and unused capacity was $670.8 million.
At February 1, 2020, there was $378.0 million outstanding in loans under the ABL Facility and $17.5 million in outstanding letters of credit. As of February 1, 2020, the interest rate on the revolving credit facility was 2.78%, and unused capacity was $496.3 million.
At November 2, 2019, there was $484.0 million outstanding in loans under the ABL Facility and $27.3 million in outstanding letters of credit. As of November 2, 2019, the interest rate on the revolving credit facility was 2.91%, and unused capacity was $488.7 million.
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
On January 29, 2020, the Company amended its First Lien Term Loan to reduce the applicable interest rates. As amended, the First Lien Term Loan had an initial principal amount of $1,315.2 million and interest is calculated either at LIBOR plus 225 basis points or a base rate plus 125 basis points, and provided for a 25 basis point step down in the interest rate upon the achievement of certain debt ratings upgrades, which were achieved in July, 2020. Total fees associated with the refinancing were approximately $1.7 million. The Company wrote-off $0.1 million of previously capitalized debt issuance costs and original issue discount and expensed $1.7 million of new third-party fees.
On July 13, 2020, the Company paid $150.0 million of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $1.3 million of previously capitalized deferred debt issuance costs and original issue discount. Due to the decrease in the principal amount due on the First Lien Term Loan, interest is now calculated at LIBOR plus 200 basis points.
On October 30, 2020, the Company borrowed $260.0 million from the ABL Facility. The proceeds from the Company's borrowing as well as $100.0 million of the Company's cash and cash equivalents were used to pay $360.0 million of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $2.8 million of previously capitalized deferred debt issuance costs and original issue discount.

At October 31, 2020, there was $801.9 million outstanding on the First Lien Term Loan. At February 1, 2020, there was $1,315.2 million outstanding on the First Lien Term Loan. At November 2, 2019, there was $1,318.5 million outstanding on the First Lien Term Loan. At October 31, 2020, the interest rate for the First Lien Term Loan was 2.15%. At February 1, 2020, the interest rate for the First Lien Term Loan was 3.90%. At November 2, 2019, the interest rate for the First Lien Term Loan was 4.67%.
6. Interest Expense, net
The following details the components of interest expense for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Interest on debt	$15,915	$23,741	$52,860	$74,439
Interest on capital lease and financing obligations	972	624	2,971	1,883
Debt issuance costs amortization	629	696	1,934	2,087
Original issue discount amortization	477	627	1,535	1,882
Loss on debt extinguishment	2,794	2,032	4,077	2,032
Loss on cash flow hedge	5,097	—	5,097	—
Capitalized interest	(2)	(18)	(7)	(49)
Interest expense, net	$25,882	$27,702	$68,467	$82,274
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
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, 2011 Plan or 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan or 2012 Director Plan. As of October 31, 2020, there were 5,893,480 shares available for future issuance under the 2018 Plan.

The following table summarizes the Company’s stock award activity during the thirteen weeks ended October 31, 2020 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, February 1, 2020	5,213	$14.00	1,445	$25.22	30	$25.83	—	$—
Granted	441	25.07	711	25.65	31	33.38	527	23.96
Forfeited/canceled	(91)	21.78	(95)	24.45	—	—	—	—
Exercised/vested	(1,769)	9.57	(544)	30.75	(32)	34.54	—	—
Outstanding, October 31, 2020	3,794	$17.17	1,517	$25.65	29	$34.54	527	$23.96
Stock-based compensation expense was $8.7 million and $5.2 million for the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively. Stock-based compensation expense was $23.2 million and $14.0 million for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively.
On June 14, 2018, the Company’s board of directors adopted and its stockholders approved the BJ's Wholesale Club Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"), which became effective the day prior to the first day of public trading of the Company’s equity securities. The aggregate number of shares of common stock that were to be reserved for issuance under the ESPP was to be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors. The offering under the ESPP commenced on January 1, 2019. The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. As of October 31, 2020, 1,799,409 shares remained available for issuance. The amount of expense recognized for the thirteen weeks ended October 31, 2020 and November 2, 2019 was $0.2 million and $0.1 million, respectively. The amount of expense recognized for the thirty-nine weeks ended October 31, 2020 and November 2, 2019 was $0.5 million and $0.3 million, respectively.

Treasury Shares Acquired
On June 27, 2019, the Company completed the CVC June 2019 Secondary Offering of 9,977,024 shares of the Company's common stock and, in connection with the offering, the Company repurchased 2,500,000 shares of common stock at a price of $25.41 per share. These repurchased shares are being held in treasury.
In addition, 6,727 shares were reacquired to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended October 31, 2020 and 2,575 shares were reacquired in the thirteen weeks ended November 2, 2019. These reacquired shares were recorded as $0.1 million of treasury stock for each of the thirteen weeks ended October 31, 2020 and November 2, 2019. In addition, 211,995 shares were reacquired to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the thirty-nine weeks ended October 31, 2020 and 143,205 shares were reacquired in the thirty-nine weeks ended November 2, 2019. These reacquired shares were recorded as $6.5 million and $3.8 million of treasury stock for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively.
Share Repurchase Program
On December 19, 2019, the Company's board of directors authorized the repurchase of up to $250.0 million of the Company's outstanding common stock from time to time as market conditions warrant (the "Program"). The Program expires at the end of fiscal year 2021. The Company initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. As of October 31, 2020, $161.9 million remained available to purchase under the Program. The Company repurchased 1,200,000 shares for $50.0 million during the thirteen weeks ended October 31, 2020. The Company repurchased 2,299,282 shares for $88.1 million during the thirty-nine weeks ended October 31, 2020.

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

The Company’s effective income tax rate from continuing operations was 25.3% and 24.6% for the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively; and 24.2% and 22.6% for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively. The increase in the effective tax rate for the third quarter of fiscal year 2020, compared to the third quarter of fiscal year 2019, is due primarily to higher income in the third quarter of fiscal year 2020, which resulted in a reduced benefit to the rate from the excess tax benefit for stock-based compensation.

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

Financial Assets and Liabilities

The gross carrying amount and fair value of the Company’s debt at October 31, 2020 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$801,920	$788,800
ABL Facility	310,000	310,000
Total Debt	$1,111,920	$1,098,800
The gross carrying amount and fair value of the Company’s debt at February 1, 2020 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$1,315,216	$1,319,990
ABL Facility	378,000	378,000
Total Debt	$1,693,216	$1,697,990

The gross carrying amount and fair value of the Company’s debt at November 2, 2019 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$1,318,512	$1,318,288
ABL Facility	484,000	484,000
Total Debt	$1,802,512	$1,802,288
The fair value of debt was based on quoted market prices and on borrowing rates available to the Company as of October 31, 2020, February 1, 2020 and November 2, 2019. These inputs are considered to be Level 2.

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
11. Earnings Per Share
The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Weighted-average common shares outstanding, used for basic computation	136,011,473	135,520,854	136,269,239	136,300,591
Plus: Incremental shares of potentially dilutive securities	3,048,987	2,671,014	2,734,180	3,089,663
Weighted-average number of common and dilutive potential common shares outstanding	139,060,460	138,191,868	139,003,419	139,390,254
No stock options were excluded from the computation of diluted earnings for the thirteen weeks ended October 31, 2020. 1,252 restricted shares were excluded from the computation of diluted earnings for the thirteen weeks ended October 31, 2020 because their inclusion would have been anti-dilutive. 368,554 and 260,503 stock options and restricted shares, respectively, were excluded from the computation of diluted earnings for the thirty-nine weeks ended October 31, 2020 because their inclusion would have been anti-dilutive. Similarly, 740,655 and 553,986 stock options and restricted shares, respectively, were excluded from the computation of diluted earnings for the thirteen weeks ended November 2, 2019. 589,145 and 434,375 stock options and restricted shares, respectively, were excluded from the computation of diluted earnings for the thirty-nine weeks ended November 2, 2019.

12. Derivative Financial Instruments

Interest Rate Swaps
On November 13, 2018, the Company entered into three forward starting interest rate swaps (the "Interest Rate Swaps"), which became effective on February 13, 2019. The Company fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0% from February 13, 2019 to February 13, 2022.
On October 30, 2020, the Company borrowed $260.0 million from the ABL Facility. The proceeds from the Company's borrowing, as well as $100.0 million of the Company's cash and cash equivalents, were used to pay $360.0 million of the principal amount due on the First Lien Term Loan. Due to the payment of debt principal on the First Lien Term Loan, the Company determined that certain interest payments are no longer probable and that a portion of one of the interest rate swap agreements would be ineffective as a result of the payment of debt principal, and as such reclassified $5.1 million of losses recorded in other comprehensive income to interest expense.
At October 31, 2020, February 1, 2020, and November 2, 2019, the Interest Rate Swaps were recorded as a liability of $45.3 million, $40.0 million and $42.4 million, respectively, with the net of tax amount recorded in other comprehensive loss.

The Company elected hedge accounting for the interest rate swap agreements, and as such, the effective portion of the losses was recorded as a component of other comprehensive loss. As of October 31, 2020, the interest rate swap agreement with a notional amount of $240.0 million is no longer designated for hedge accounting, future changes in its fair value will be recognized in earnings. There were $8.1 million of gains and $1.1 million of losses recorded in other comprehensive loss for the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively. There were $4.5 million and $22.3 million of losses recorded in other comprehensive loss for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively.

The fair values of derivative instruments included on the consolidated balance sheets are as follows (in thousands):

				Fair Value at
Accounting for cash flow hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	October 31, 2020	February 1, 2020	November 2, 2019
Interest rate swap	$600,000	3.00%	Other non-current liabilities	$(22,670)	$(20,035)	$(21,200)
Interest rate swap	360,000	3.00%	Other non-current liabilities	(13,587)	(11,997)	(12,694)
Interest rate swap	240,000	3.00%	Other non-current liabilities	(9,061)	(8,003)	(8,468)
Net carrying amount	$1,200,000		Total liabilities	$(45,318)	$(40,035)	$(42,362)

13. Subsequent Events

On November 10, 2020, the Company terminated the interest swap agreement with a notional amount of $360.0 million, and paid the swap agreement counterparty $13.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year 2019. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled "Forward-Looking Statements" and "Item 1A. Risk Factors," and in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year 2019 and Form 10-Qs for the quarters ended May 2, 2020 and August 1, 2020.
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2020" relate to the 52 weeks ending January 30, 2021, and references herein to "fiscal year 2019" relate to the 52 weeks ended February 1, 2020. The third quarter of fiscal year 2020 ended on October 31, 2020, and the third quarter of fiscal year 2019 ended on November 2, 2019, and both include thirteen weeks.
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
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. As of the end of the third quarter of fiscal year 2020, we had more than six million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, services and gasoline. The annual membership fee for our Inner Circle® membership is $55, and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times the price of their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented over $2 billion in annual sales for fiscal year 2019, and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $302.2 million for fiscal year 2019.
Our business is moderately seasonal in nature. Historically, our business has realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively.
Factors Affecting Our Business
COVID-19 Impact. During the first nine months of fiscal year 2020, the COVID-19 pandemic had a positive impact on our results of operations. Increased demand for our grocery products more than offset declines in our general merchandise and services division, which resulted in significant growth in comparable club sales compared to the first nine months of fiscal year 2019. This increased demand for our grocery products could reverse in the future if consumer purchasing behavior changes. However, the COVID-19 pandemic is unprecedented and continuously evolving, and the long-term impacts to our financial condition and results of operations are still uncertain. For a further discussion of the impact of the COVID-19 pandemic on our business, see the section entitled "Thirteen Weeks Ended October 31, 2020 (Third Quarter of Fiscal Year 2020) Compared to Thirteen Weeks Ended November 2, 2019 (Third Quarter of Fiscal Year 2019)" included below.

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

Tariffs. We are implementing a variety of mitigation measures in order to reduce the risk associated with our direct exposure to tariffs. We have diversified our global supply chain to reduce our reliance on China by sourcing high-quality products from other markets in both Asia and Africa. Chinese-sourced goods represent 2.4% of our cost of sales during the first nine months of fiscal year 2020. We believe that this gives us a much smaller exposure to tariffs than many other retailers.
Refinancings. We repriced the First Lien Term Loan during fiscal year 2019 and we paid down a portion of our First Lien Term Loan during the first nine months of fiscal year 2020, using both cash on hand and borrowings from our ABL Facility, resulting in a reduction to the applicable interest rate.
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
SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. In addition, the components of our SG&A may not be comparable to those of other retailers. We expect that our SG&A will increase in future periods due to investments to spur comparable club sales growth, our continuing club growth and incremental expenses associated with the COVID-19 pandemic. In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A.
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
The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
(dollars in thousands)
Income from continuing operations	$122,883	$55,196	$325,293	$145,574
Interest expense, net	25,882	27,702	68,467	82,274
Provision for income taxes	41,590	18,034	103,940	42,507
Depreciation and amortization	42,160	39,249	124,331	116,920
Stock-based compensation expense (a)	8,667	5,188	23,245	13,984
Pre-opening expenses (b)	610	6,304	5,180	10,727
Non-cash rent (c)	274	2,558	2,289	6,331
Strategic consulting (d)	—	—	—	11,349
Offering costs (e)	—	—	—	1,928
Other adjustments (f)	143	(87)	229	(187)
Adjusted EBITDA	$242,209	$154,144	$652,974	$431,407
Adjusted EBITDA as a percentage of net sales	6.6%	4.9%	5.8%	4.5%

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
The following is a reconciliation of our net cash from operating activities to free cash flow for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollars in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net cash provided by operating activities	$68,280	$6,398	$801,972	$221,522
Less: Additions to property and equipment, net of disposals	69,838	56,130	152,800	144,428
Plus: Proceeds from sale leaseback transactions	21,832	—	25,893	—
Free cash flow	$20,274	$(49,732)	$675,065	$77,094

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollars in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$3,646,723	$3,152,887	$11,236,403	$9,493,795
Membership fee income	84,946	76,517	247,001	224,587
Total revenues	3,731,669	3,229,404	11,483,404	9,718,382
Cost of sales	2,988,397	2,611,758	9,247,042	7,913,820
Selling, general and administrative expenses	552,307	510,410	1,733,482	1,523,480
Pre-opening expenses	610	6,304	5,180	10,727
Operating income	190,355	100,932	497,700	270,355
Interest expense, net	25,882	27,702	68,467	82,274
Income from continuing operations before income taxes	164,473	73,230	429,233	188,081
Provision for income taxes	41,590	18,034	103,940	42,507
Income from continuing operations	122,883	55,196	325,293	145,574
Loss from discontinued operations, net of income taxes	(87)	(104)	(145)	(161)
Net income	$122,796	$55,092	$325,148	$145,413
Operational Data:
Total clubs at end of period	219	218	219	218
Comparable club sales	14.1%	(0.4)%	17.0%	0.7%
Merchandise comparable club sales	18.5%	1.1%	23.2%	1.5%
Adjusted EBITDA	$242,209	$154,144	$652,974	$431,407
Free cash flow	20,274	(49,732)	675,065	77,094

Thirteen Weeks Ended October 31, 2020 (Third Quarter of Fiscal Year 2020) Compared to Thirteen Weeks Ended November 2, 2019 (Third Quarter of Fiscal Year 2019)
Net Sales
Net sales for the third quarter of fiscal year 2020 were $3,646.7 million, a 15.7% increase from net sales reported for the third quarter of fiscal year 2019 of $3,152.9 million. The increase was due to a 14.1% increase in comparable club sales and incremental sales from four new clubs. Gasoline sales decreased 12.8% from last year's third quarter due mainly to a decline in retail prices.
Comparable club sales

Thirteen Weeks Ended
October 31, 2020
Comparable club sales	14.1%
Less: contribution from gasoline sales	(4.4)%
Merchandise comparable club sales	18.5%

Merchandise comparable club sales increased by 18.5% in the third quarter of fiscal year 2020 due to strong growth in our grocery division of approximately 19% and general merchandise and services division of approximately 13%. In grocery, sales were most robust in categories impacted by the COVID-19 pandemic, including paper products, cleaning supplies, fresh meat, frozen, dairy, fresh produce, packaged goods and beverages. In general merchandise and services, sales were strongest in televisions, small appliances, computer equipment, indoor furniture and seasonal goods.
Membership fee income
Membership fee income was $84.9 million in the third quarter of fiscal year 2020, compared to $76.5 million in the third quarter of fiscal year 2019, reflecting an 11.0% increase. The increase in membership fee income was primarily driven by growth in members, membership renewals and increased penetration of higher-tier membership levels.
Cost of sales
Cost of sales was $2,988.4 million, or 81.9% of net sales, in the third quarter of fiscal year 2020, compared to $2,611.8 million, or 82.8% of net sales, in the third quarter of fiscal year 2019. The 0.9% decrease as a percentage of net sales was driven by increased gas margins due to the continued dislocation in the gasoline market that contributed to a lower cost per gallon. Merchandise margin rate increased 10 basis points compared to the third quarter of fiscal year 2019 due to continued progress in our category profitability improvement program offset by cost inflation of certain commodities and increased costs associated with the COVID-19 pandemic.
Selling, general and administrative expenses

SG&A increased by 8.2% to $552.3 million in the third quarter of fiscal year 2020 from $510.4 million in the third quarter of fiscal year 2019. The year-over-year increase in SG&A expense was primarily driven by incremental costs related to the COVID-19 pandemic, including increased labor costs of $10.2 million, safety, sanitation and protective equipment costs of $4.5 million and bonus incentive program costs of $2.2 million. Given the current trajectory of the COVID-19 pandemic, we expect to continue to have more incremental expenses related to the COVID-19 pandemic in the fourth quarter of fiscal year 2020 and potentially beyond.
Pre-opening expenses
Pre-opening expenses were $0.6 million in the third quarter of fiscal year 2020, compared to $6.3 million in the third quarter of fiscal year 2019. Pre-opening expenses for the third quarter of fiscal year 2020 included charges for two new clubs that are expected to open in the fourth quarter of fiscal year 2020. Last year, pre-opening expenses included charges for two new clubs in Michigan.

Interest expense
Interest expense was $25.9 million for the third quarter of fiscal year 2020, compared to $27.7 million for the third quarter of fiscal year 2019. Interest expense for the third quarter of fiscal year 2020 included interest expense of $15.9 million related to debt service on outstanding borrowings, $5.1 million of reclassification of accumulated other comprehensive income associated with the de-designation of one of our swap agreements, $1.1 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $2.8 million in write-offs of deferred financing costs and original issue discounts associated with the October 2020 partial prepayment of our First Lien Term Loan, and $1.0 million of other interest charges.
Interest expense for the third quarter of fiscal year 2019 included interest expense of $23.8 million related to debt service on outstanding borrowings, $1.3 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $2.0 million in write-offs of deferred financing costs and original issue discounts associated with the 2019 partial prepayment of our First Lien Term Loan, and $0.6 million of other interest charges.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 25.3% and 24.6% for the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively. The increase in the effective tax rate for the third quarter of fiscal year 2020, compared to the third quarter of fiscal year 2019 is due primarily to higher income in the third quarter of fiscal year 2020, which resulted in a reduced benefit to the rate from excess tax benefit for stock-based compensation.

Thirty-Nine Weeks Ended October 31, 2020 (First Nine Months of Fiscal Year 2020) Compared to Thirty-Nine Weeks Ended November 2, 2019 (First Nine Months of Fiscal Year 2019)
Net Sales
Net sales for the first nine months of fiscal year 2020 were $11,236.4 million, an 18.4% increase from net sales reported for the first nine months of fiscal year 2019 of $9,493.8 million. The increase was primarily due to a 17.0% increase in comparable club sales. Gasoline sales decreased 21.7%, due to a decline in retail prices.
Comparable club sales

Thirty-Nine Weeks Ended
October 31, 2020
Comparable club sales	17.0%
Less: contribution from gasoline sales	(6.2)%
Merchandise comparable club sales	23.2%

Merchandise comparable club sales increased by 23.2% in the first nine months of fiscal year 2020.  The increase was due to sales growth in our grocery division and general merchandise and services of approximately 26% and 11%, respectively. In grocery, sales were strongest in categories impacted by the COVID-19 pandemic, including paper products, cleaning supplies, fresh meat, frozen, dairy, fresh produce, packaged goods and beverages. General merchandise and services sales increased due primarily to higher sales of televisions, small appliances, indoor furniture and seasonal items, partially offset by lower sales of apparel and services.
Membership fee income
Membership fee income was $247.0 million in the first nine months of fiscal year 2020, compared to $224.6 million in the first nine months of fiscal year 2019, reflecting a 10.0% increase. The increase in membership fee income was primarily driven by growth in members, membership renewals and membership mix.

Cost of sales
Cost of sales was $9,247.0 million, or 82.3% of net sales, in the first nine months of fiscal year 2020, compared to $7,913.8 million, or 83.4% of net sales, in the first nine months of fiscal year 2019. The 1.1% decrease as a percentage of net sales was driven by improved gasoline margins, partially offset by a decrease in merchandise margin rate. Merchandise margin rate decreased by 10 basis points compared to the first nine months of fiscal year 2019. While merchandise margins benefited from strong sales performance and continued execution of our category profitability improvement initiatives, these drivers were offset by distribution costs associated with the COVID-19 pandemic, the decline in our higher-margin apparel business, price investments in some perishable categories and the temporary shut-down of our higher-margin services business in the first quarter of fiscal year 2020.

Selling, general and administrative expenses

SG&A increased by 13.8% to $1,733.5 million in the first nine months of fiscal year 2020 from $1,523.5 million in the first nine months of fiscal year 2019. SG&A in the first nine months of fiscal year 2019 included charges related to registered offerings by selling stockholders of $1.9 million. The year-over-year increase in SG&A expense was primarily driven by incremental costs related to the COVID-19 pandemic, including $95.7 million of labor costs, wage increases and bonus expense, $28.1 million in safety and protective equipment, $4.0 million in other operational costs, such as increased security and higher credit and debit acceptance fees due to the increase in merchandise sales. Given the current trajectory of the COVID-19 pandemic, we expect to continue to have more incremental expenses related to the COVID-19 pandemic in the fourth quarter of fiscal year 2020 and potentially beyond.
Pre-opening expenses
Pre-opening expenses were $5.2 million in the first nine months of fiscal year 2020, compared to $10.7 million in the first nine months of fiscal year 2019. Pre-opening expenses for the first nine months of fiscal year 2020 included charges for two new clubs and six new gas stations that opened during the first nine months of fiscal year 2020, and two additional clubs and three additional gas stations that are expected to open later in fiscal year 2020.
Interest expense
Interest expense was $68.5 million for the first nine months of fiscal year 2020, compared to $82.3 million for the first nine months of fiscal year 2019. Interest expense for the first nine months of fiscal year 2020 included interest expense of $53.1 million related to debt service on outstanding borrowings, $5.1 million of reclassification of accumulated other comprehensive income associated with the de-designation of one of our swap agreements, $3.5 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $4.1 million in write-offs of deferred financing costs and original issue discounts associated with the partial prepayment of our First Lien Term Loan and $2.7 million of other interest charges.
Interest expense for the first nine months of fiscal year 2019 included interest expense of $74.5 million related to debt service on outstanding borrowings, $4.0 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $2.0 million in write-offs of deferred financing costs and original issue discounts on our outstanding borrowings, and $1.8 million of other interest charges.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 24.2% and 22.6% for the first nine months of fiscal year 2020 and the first nine months of fiscal year 2019, respectively. The increase in the effective tax rate for the first nine months of fiscal year 2020, compared to the first nine months of fiscal year 2019 is due primarily to higher income in the first nine months of fiscal year 2020, which resulted in a reduced benefit to the rate from excess tax benefit for stock-based compensation.
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

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our senior ABL Facility. As of October 31, 2020, cash and cash equivalents totaled $46.1 million and we had $670.8 million of unused capacity under our ABL Facility. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Facility, will be sufficient to finance our operations, meet our current debt obligations, and fund anticipated capital expenditures.

Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
(in thousands)
Net cash provided by operating activities	$801,972	$221,522
Net cash used in investing activities	(126,907)	(144,428)
Net cash used in financing activities	(659,153)	(74,272)
Net increase in cash and cash equivalents	$15,912	$2,822
Net Cash from Operating Activities
Net cash provided by operating activities was $802.0 million for the first nine months of fiscal year 2020, compared to $221.5 million for the first nine months of fiscal year 2019. The increase in operating cash flow was due to strong operating performance and working capital benefit generated by higher sales and increased turnover of inventory, as well as increased membership fee income and lower interest payments on debt.
Net Cash from Investing Activities
Cash used for investing activities was $126.9 million for the first nine months of fiscal year 2020, compared to $144.4 million for the first nine months of fiscal year 2019. The additions to property, plant and equipment, net of disposals increased, but was offset by proceeds received from sale leaseback transactions.

Net Cash from Financing Activities
Net cash used in financing activities for the first nine months of fiscal year 2020 was $659.2 million, compared to $74.3 million for the first nine months of fiscal year 2019. The increase compared to the first nine months of fiscal year 2019 is due mainly to the repayment of outstanding borrowings on our First Lien Term Loan and ABL Facility and our share repurchases.
Debt and Borrowing Capacity
On November 1, 2019, we borrowed $200.0 million from the ABL Facility. The proceeds were used to pay a portion of the principal amount due on the First Lien Term Loan. In connection with the payment, we expensed $2.0 million of previously capitalized deferred debt issuance costs and original issue discount.
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
On July 13, 2020, we paid $150.0 million of the principal amount due on the First Lien Term Loan. In connection with the payment, we expensed $1.3 million of previously capitalized deferred debt issuance costs and original issue discount.
On October 30, 2020, the Company borrowed $260.0 million from the ABL Facility. The proceeds from the our borrowing, as well as $100.0 million of the Company's cash and cash equivalents, were used to pay $360.0 million of the outstanding principal on the First Lien Term Loan. In connection with the payment, we expensed $2.8 million of previously capitalized deferred debt issuance costs and original issue discount.

At October 31, 2020, the interest rate for the First Lien Term Loan was 2.15% and there was $801.9 million outstanding. The effective interest rate on our outstanding debt, including the impact of interest rate swaps, was 4.80%. See Note 5, "Debt and Credit Arrangements" of our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Contractual Obligations
Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of October 31, 2020, other than those items related to the ordinary course of operations of our business such as inventory purchases, and lease amendments, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year 2019.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to changes in market interest rates and these changes in rates will impact our net interest expense and our cash flow from operations. Substantially all of our borrowings carry variable interest rates. There have been no material changes in our market risk from the disclosure included in Part II. "Item 7A. Quantitative and Qualitative Disclosures of Market Risk" in our Annual Report on Form 10-K for the fiscal year 2019.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2020.

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
Item 1A. Risk Factors.

The following risk factor supplements the risk factors described under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended February 1, 2020 and our Quarterly Reports on Form 10-Q for the quarters ended May 2, 2020 and August 1, 2020, and should be read in conjunction with the other risk factors presented in such Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.
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

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious disease, effects our business, operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact or the impact of relaxing or revoking such existing restrictions too quickly, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may materially adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended February 1, 2020 and our Quarterly Reports on Form 10-Q for the quarters ended May 2, 2020 and August 1, 2020, including:

•a complete or partial closure of, or a decrease in member traffic at, one or more of our clubs, due to government restrictions and limitations intended to promote social distancing and contain the spread of COVID-19, which could adversely affect our net sales and operating results;

•any difficulties and delays in obtaining products from our distributors and suppliers, delivering products to our clubs and adequately staffing our clubs and distribution centers, which has resulted in, and could continues to result in, an inability to maintain inventory levels and meet our members’ demands and has caused, and may continue to cause, us to seek alternative and potentially more expensive sources of supply;

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

•severe disruption and instability in the U.S. and global financial markets or deterioration in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all;

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the third quarter of fiscal year 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 2, 2020 to August 29, 2020	—	$—	—	$211,902,316
August 30, 2020 to October 3, 2020 (2)	1,206,727	41.68	1,200,000	161,870,371
October 4, 2020 to October 31, 2020	—	—	—	—
Total	1,206,727	$41.68	1,200,000	$161,870,371
(1)On December 19, 2019, our board of directors authorized the repurchase of up to $250.0 million of our outstanding common stock from time to time as market conditions warrant. The share repurchase program expires at the end of fiscal year 2021 and may be suspended or discontinued at any time without notice.
(2)Includes 6,727 shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards and the remainder of the shares were purchased as part of the share repurchase program. See Note 8 "Stock Incentive Plans" in the Notes to Unaudited Consolidated Financial Statements included in this report.
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: November 25, 2020	By:	/s/ Robert W. Eddy
Robert W. Eddy
Executive Vice President, Chief Financial & Administrative Officer (Principal Financial Officer and Authorized Signatory)