Form 10-K
period 2021-01-30
BJ's Wholesale Club Holdings, Inc.
filed 2021-03-19
CIK 1531152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021 or

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates as of July 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,500,000,000. For purposes of this calculation, the registrant has excluded the market value of all shares of its voting common equity reported as beneficially owned by the executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant. The registrant has no non-voting common equity.

The number of outstanding shares of common stock of the registrant as of March 12, 2021 was 137,238,091.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2020 fiscal year pursuant to Regulation 14A.

Table of Contents

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

In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "expect", "plan", "anticipate", "could", "intend", "project", "believe", "estimate", "predict", "continue", "forecast", "would", or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in Part I. "Item 1A. Risk Factors" and Part II. "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

●	uncertainties in the financial markets and the effect of certain economic conditions or events on consumer and small business spending patterns and debt levels;

●	risks related to our dependence on having a large and loyal membership;

●	the effects of competition in, and regulation of, the retail industry;

●	our dependence on vendors to supply us with quality merchandise at the right time and at the right price;

●	risks related to our substantial indebtedness;

●	changes in laws related to, or the governments administration of, the Supplemental Nutrition Assistance Program or its electronic benefit transfer systems;

●	the risks and uncertainties related to the impact of the novel coronavirus (COVID-19) pandemic, including the duration, scope and severity of the pandemic, federal, state and local government actions or restrictive measures implemented in response to COVID-19, the effectiveness of such measures, as well as the effect of any relaxation or revocation of current restrictions, and the direct and indirect impact of such measures;

●	risks related to climate change and natural disasters;

●	our ability to identify and respond effectively to consumer trends, including our ability to successfully maintain a relevant omnichannel experience for our members;

●	risks related to cybersecurity, which may be heightened due to our e-commerce business, including our ability to protect the privacy of member or business information and the security of payment card information;

●	our ability to attract and retain a qualified management team and other team members;

●	our ability to implement our growth strategy by opening new clubs and gasoline stations; and

●	the other risk factors identified in our filings with the Securities and Exchange Commission, including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (the "Annual Report on Form 10-K for the fiscal year 2019"), and this Annual Report on Form 10-K.

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

This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 3.

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

In this Annual Report on Form 10-K, we make reference to consistently offering 25% or more savings on a representative basket of manufacturer-branded groceries compared to typical supermarket competitors. The following is how we verify that we provide our members this value:

●	We periodically identify the four supermarket chains (or banners) most prevalent in our clubs’ primary trade areas (the "Supermarket Competitors").

●

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

●

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

●

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

The Supermarket Competitors do not include non-traditional sellers of groceries, such as drugstores, online sellers, superstores, convenience stores, other membership clubs or mass market retailers.

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

DEFINED TERMS

As used in this Annual Report on Form 10-K, unless the context otherwise requires:

●	"The Company", "BJ’s", "we", "us" and "our" mean BJ’s Wholesale Club Holdings, Inc. and, unless the context otherwise requires, its consolidated subsidiaries;

●	"Sponsors" means investment funds affiliated with or advised by CVC Capital Partners ("CVC") and Leonard Green & Partners, L.P. ("Leonard Green"); and

●	"IPO" means our initial public offering of shares of our common stock completed on July 2, 2018.

BASIS OF PRESENTATION

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2020" relate to the 52 weeks ended January 30, 2021, references herein to "fiscal year 2019" relate to the 52 weeks ended February 1, 2020 and references herein to "fiscal year 2018" relate to the 52 weeks ended February 2, 2019. In this Annual Report on Form 10-K, unless otherwise noted, when we compare a metric (such as comparable club sales) between one period and a "prior period," we are comparing it to the analogous period from the prior fiscal year.

PART I

Item 1. Business

General

BJ’s Wholesale Club is a leading warehouse club operator concentrated primarily on the east coast of the United States. We deliver significant value to our members, consistently offering 25% or more savings on a representative basket of manufacturer-branded groceries compared to traditional supermarket competitors. We provide a curated assortment focused on perishable products, continuously refreshed general merchandise, gasoline and other ancillary services to deliver a differentiated shopping experience that is further enhanced by our omnichannel capabilities.

Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 221 large-format, high volume warehouse clubs spanning 17 states. In our core New England markets, which have high population density and generate a disproportionate part of U.S. gross domestic product ("GDP"), we operate almost three times the number of clubs of the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, www.bjs.com; our highly-rated mobile app; and our integrated Instacart same-day delivery offering.

  Over the last five years, we have made multiple senior management hires and changes, adding consumer packaged goods, digital and consulting experience to our leadership team. This leadership team has implemented significant cultural and operational changes to our business, including transforming how we use data to improve member experience, instilling a culture of cost discipline, adopting a more proactive approach to growing our membership base and building an omnichannel offering oriented towards making shopping at BJ's more convenient. These changes have delivered results rapidly, evidenced by income from continuing operations growth of 124%, consecutive quarter comparable club sales growth over the last three years and adjusted EBITDA growth of 61% over the last three years.

Our goal is to offer our members significant value and a meaningful return, in savings, on their annual membership fee. We have more than six million members paying annual fees to gain access to savings on groceries and general merchandise and services. The annual membership fee for our Inner Circle® membership is $55, and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent over $2.5 billion in annual sales, and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $333.1 million for fiscal year 2020.

Our Clubs

As of January 30, 2021, we operated 221 clubs ranging in size from 63,000 square feet to 163,000 square feet. We aim to locate our larger clubs in high density, high traffic locations that are difficult to replicate. We design our smaller format clubs to serve markets whose population is not sufficient to support a larger club or that are in locations, such as urban areas, where there is inadequate real estate space for a larger club. Including space for parking, the amount of land required for a BJ’s club generally ranges from eight acres to approximately fourteen acres. The use of garage parking can, in some cases, reduce the amount of land necessary for a club. Our clubs are located in both free-standing locations and shopping centers.

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

A summary of our club locations by market as of January 30, 2021 is set forth in the table below:

Market	Club Count
New York	45
Florida	33
Massachusetts	25
New Jersey	23
Pennsylvania	17
Connecticut	13
Virginia	13
Maryland	12
North Carolina	9
New Hampshire	6
Ohio	6
Georgia	5
Delaware	4
Maine	3
Michigan	3
Rhode Island	3
South Carolina	1

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

Merchandising

We service our existing members and attract new members by providing a broad range of high quality, brand name and private label merchandise at prices that are consistently lower than the prices of traditional retailers, including discount retailers, supermarkets, supercenters and specialty retail operations. We limit the items offered in each product line to fast selling styles, sizes and colors, carrying approximately 7,200 core active stock keeping units ("SKUs"). We may add additional temporary SKUs from time to time to keep up with demand, such as that created by the COVID-19 pandemic.

By contrast, supermarkets normally carry an average of 40,000 SKUs, and supercenters may stock 100,000 SKUs or more. We work closely with manufacturers to develop packaging and sizes that are best suited for selling through the warehouse club format in order to minimize handling costs and ensure value to our members.

We group our merchandise offerings into two divisions: grocery and general merchandise and services.

●

Grocery: consists of our meat, produce, dairy, bakery, deli and frozen products, packaged foods (including breakfast foods, salty snacks and candy) and beverages (including juices, water, beer, wine and liquor), detergents, disinfectants, paper products, beauty care, adult and baby care and pet foods, which constituted approximately 84% of our merchandise sales for fiscal year 2020.

●

General merchandise and services: consist of optical, small appliances, televisions, electronics, seasonal goods, gift cards, fitness equipment and apparel, which constituted approximately 16% of our merchandise sales for fiscal year 2020.

BJ’s consumer-focused private label products, sold under Wellsley Farms® and Berkley Jensen® brands, comprised approximately 21% of total merchandise sales in fiscal year 2020, compared to 10% of total merchandise sales in fiscal year 2012. These products are primarily premium quality and generally are priced below the branded competing product. We focus both on a group of core private label products that compete with national brands that have among the highest market share and yield high margins and on differentiated products that drive member loyalty.

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

As of January 30, 2021, we had 150 gasoline stations in operation at or near our clubs. The gas stations are generally self-service, with some locations accepting cash. We generally maintain our gas prices below the average prices in each market as a means of illustrating a favorable price image to existing and prospective members.

Omnichannel Offering

We have built a robust digital portfolio which consists of BJs.com, BerkleyJensen.com, Wellsleyfarms.com, Delivery.bjs.com as well as the BJ’s mobile app.  We have made it easier for members to purchase, review products and digitally add coupons to their membership card. BJs.com showcases our club assortment available with members along with review ratings and coupons for added savings.  The above digital portfolio offers our members convenient ways to shop, including same day delivery, free curbside pickup and in-club pickup. Our app delivers personalized promotions, improved shopping experiences, and an efficient gateway to our fulfillment options. Our members appreciate the convenience of the BJ’s mobile app, as evidenced by over five million downloads since fiscal year 2019. In the fourth quarter of fiscal year 2020, we began the rollout of a multi-phase plan to enable our members to use Electronic Benefit Transfer ("EBT") payment when shopping on BJs.com.

Membership

Paid membership is an essential element of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We have a large base of more than six million paid memberships as of January 30, 2021. Our target customers care about value, quality and convenience and shop at warehouse clubs for their family needs. Our target customers are a price sensitive demographic with large household sizes, representing the largest segment of warehouse club shoppers in BJ’s trade areas, with 9 million households and $7 billion of annual club channel grocery spend.

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

BJ’s Perks Rewards®, our higher tier of membership, offers members the opportunity to earn 2% cash back on most in-club and www.bjs.com purchases. The annual fee for a BJ’s Perks Rewards membership is $110 per year. We also offer our co-branded My BJ’s Perks® Mastercard® credit cards. These cards provide members with the opportunity to earn up to 5% cash back on purchases made at our clubs or online at www.bjs.com and a 10-cent per gallon discount on gasoline when paying with a My BJ’s Perks Mastercard® at our BJ’s Gas locations. Since fiscal year 2014, we have grown co-branded Mastercard® holders by 650%. In fiscal year 2020, BJ’s Perks Rewards members and co-branded Mastercard® members accounted for 31% of members and 41% of spend, compared to 28% of members and 43% of spend in fiscal year 2019.

Advertising and Public Relations

We promote customer awareness of our clubs primarily through social media, direct mail, public relations efforts, radio advertising, community involvement, new club marketing programs and various publications sent to our members periodically throughout the year. These methods result in low marketing expenses compared to typical retailers.

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

Information Systems

We strive to use information systems and technology to improve the control and the efficiency of our business model. We completed an implementation of SAP enterprise resource planning software in fiscal year 2015 and are focused on leveraging the efficiency benefits of SAP, as well as implementing new checkout technologies to improve member convenience, including our digitally enabled shopping capabilities.

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

We rely on trademark and copyright laws, trade-secret protection, and confidentiality, license and other agreements with our suppliers, employees and others to protect our intellectual property rights. The availability and duration of trademark registrations vary by country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.

Government Regulation

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor, and take actions to comply with, governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable to exchange requirements, labor and employment laws, laws governing truth-in-advertising, privacy laws, environmental laws, safety regulations and other laws, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise and the operation of clubs, warehouses and Company-operated and contracted distribution center facilities.

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

See “Item 1A. Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our audited consolidated financial statements and related notes thereto for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

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

Employees and Human Capital Resources

As of January 30, 2021, we had approximately 32,000 full-time and part-time employees, whom we refer to as "team members." None of our team members is represented by a union. We consider our relations with our team members to be good.

Team Member Engagement. We provide all team members with the opportunity to share their opinions and feedback on our culture through a survey that is generally performed every year. Results of the survey are measured and analyzed to enhance the team member experience, promote retention of team members, drive change, and leverage the overall success of our Company.

Diversity. We strive to foster a work environment that includes and embraces diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience. As of the end of fiscal year 2020, 45% of our total workforce were women and 49% were minorities. During fiscal year 2020, 42% of our new hires were women and 54% of our new hires were minorities. We have a zero-tolerance policy on discrimination and harassment and have several systems under which employees can report incidents confidentially or anonymously and without fear of reprisal.

Total Rewards. We believe our team members are the key to our success and we offer competitive programs to meet the needs of our colleagues and their families. Our programs include annual bonuses, 401(k) plans, stock awards, an employee stock purchase plan, paid time off, flexible work schedules, family leave, team member assistance programs, and more, based on eligibility criteria.  We take the health and wellness of our team members seriously.  We provide our team members with access to a variety of innovative, flexible and convenient health and wellness programs. Additionally, the Home Office provides resources, such as an onsite chiropractor, a medical professional and a fitness center for team members. Such programs are designed to support team members' physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. The Company also provides team members with comprehensive medical benefits, dental, and behavioral and mental wellness benefits.

Team Member Development. Training and development programs for our team members help retain and advance them into future roles with the company.  We provide on-line and on-the-job training through innovative delivery tools which are easy to use and focused on the core skills needed to be successful at BJ’s Wholesale Club. We provide several management and leadership programs that develop and educate our leaders so they can provide the best work environment and growth opportunities to all our team members.

The COVID-19 pandemic has further reinforced the importance of a safe and healthy workforce. In response to the pandemic, the Company implemented safeguards to protect our essential team members, including increased frequency of cleaning and disinfecting, social distancing practices, face coverings, temperature screening and other measures consistent with specific regulatory requirements and guidance from health authorities. We also instituted travel restrictions and remote work for team members who were able to work from home.

Community Involvement. We have a long and proud history of investing in the communities where we live and work. BJ’s Charitable Foundation was established with the mission to enrich every community BJ’s Wholesale Club serves. The Foundation supports nonprofit organizations that primarily benefit the underprivileged in the areas of hunger prevention and education. Throughout the year, the Foundation makes multiple direct donations from the Company to support food banks and pantry programs in communities that our clubs serve.

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

The information on our website or that can be accessed through our website is not incorporated by reference and should not be considered to be a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

Set forth below are the risks that we believe are material to our investors and they should be carefully considered. These risks are not all of the risks that we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business, financial condition, results of operations and/or stock price if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 3.

Risks Relating to Our Business

The outbreak of the novel coronavirus (“COVID-19”) has caused, and could continue to cause, severe disruptions in the United States, regional and global economies and could have a material adverse effect on our business, financial condition and results of operations.

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

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious disease, affects our business, operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, including the adoption of available COVID-19 vaccines, or the impact of relaxing or revoking such existing restrictions too quickly, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may materially adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in this "Risk Factors" section, including:

●

a complete or partial closure of, or a decrease in member traffic at, one or more of our clubs, due to government restrictions and limitations intended to promote social distancing and contain the spread of COVID-19, which could adversely affect our net sales and operating results;

●

any difficulties and delays in obtaining products from our distributors and suppliers, delivering products to our clubs and adequately staffing our clubs and distribution centers, which has resulted in, and could continue to result in, an inability to maintain inventory levels and meet our members’ demands and has caused, and may continue to cause, us to seek alternative and potentially more expensive sources of supply;

●

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

●

any inability to continue to provide our team members with appropriate compensation and protective measures, which could cause us to be unable to retain current or attract new team members to perform necessary functions within our clubs and distribution centers;

●

any spread of COVID-19 among our team members or employees of our distributors or suppliers, within a particular club, distribution center or geographical area, may necessitate that impacted clubs, distribution centers or suppliers be temporarily closed, which could negatively impact our business and financial condition, as well as our reputation;

●

any belief by members or team members that they have contracted COVID-19 in one of our clubs or that we have not taken appropriate precautionary measures to prevent the spread of COVID-19 in our clubs, which could result in costly and time consuming litigation and negatively impact our reputation;

●

severe disruption and instability in the U.S. and global financial markets or deterioration in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all;

●

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

●	any inability to effectively manage our operations while certain of our employees continue to work remotely due to the COVID-19 pandemic, which could adversely impact our business; and

●

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

Factors that could adversely affect our relationship with our members include: our failure to remain competitive in our pricing relative to our competitors; our failure to provide the expected quality of merchandise; our failure to offer the mix of products that our members want to purchase; events that harm our reputation or the reputation of our private brands; our failure to provide the convenience that our members may expect over time, including with respect to technology, delivery and physical location of our clubs; increases to our membership fees; and increased competition from stores, clubs or internet retailers that have a more attractive mix of price, quality and convenience. In addition, we constantly need to attract new members to replace our members who fail to renew and to grow our membership base. If we fail to attract new members, our membership fee income and net sales could suffer.

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

Under SNAP, we are currently authorized to accept EBT payments, or food stamps, at our clubs as tender for eligible items, and payments via EBT accounted for 4% to 7% of our net sales over the last five fiscal years. Changes in state and federal laws governing the SNAP program, including reductions in program benefits, restrictions on program eligibility, or rules on where and for what EBT cards may be used, could reduce sales at our clubs. For example, in December 2019, the federal government approved changes in the program’s administration, including limiting the time period during which certain able-bodied adults without dependents are eligible to receive SNAP benefits to three months in a 36-month period. Any such program changes or reductions in funding for the SNAP program overall could decrease sales at our clubs and thereby materially and adversely affect our business, financial condition and results of operations.

Public health emergencies and natural disasters could negatively affect our business, financial condition and results of operations.

Public health issues, whether occurring in the U.S. or abroad, including viral epidemics, pandemics, or terrorist attacks, could disrupt our operations, disrupt the operations of our third-party distributors, or our suppliers or members, or have a material adverse impact on consumer spending and confidence levels. These events could also reduce demand for our products or make it difficult or impossible for customers to procure products. We may be required to suspend operations in some or all of our locations, or may experience substantial disruption to our merchandise distribution, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. See "The outbreak of the novel coronavirus, or COVID-19, has caused, and could continue to cause, severe disruptions in the United States, regional and global economies and could have a material adverse effect on our business, financial condition and results of operations" above for a detailed discussion of risks related to, and the impact to our business of, the COVID-19 pandemic. Natural disasters, such as hurricanes, typhoons or earthquakes, particularly in locations where our centralized operating systems and administrative personnel are located, could also negatively affect our operations and financial performance. For example, our operations are concentrated primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snow storm, could have a material adverse effect on a substantial portion of our operations. Such events could result in physical damage to one or more of our properties; the temporary closure of one or more of our clubs, Company-operated or contracted distribution centers or our home office facility; the temporary lack of an adequate work force in a market; the temporary or long-term disruption in the supply of products; the temporary disruption in the transport of goods to or from overseas; delays in the delivery of goods to our clubs or distribution centers; and the temporary reduction in the availability of products in our clubs and on-line.

Disruptions in our merchandise distribution, including disruption through a third-party perishables consolidator, could adversely affect sales and member satisfaction.

We depend on the orderly operation of our merchandise receiving and distribution process, primarily through our Company-operated and contracted distribution centers. Although we believe that our receiving and distribution process is efficient, unforeseen disruptions in operations due to fires, tornadoes, hurricanes, earthquakes or other catastrophic events, including the COVID-19 pandemic, labor issues or other shipping problems (which may include, but are not limited to, strikes, slowdowns or work stoppages at the ports of entry for the merchandise that we import) may result in delays in the delivery of merchandise to our clubs, which could adversely affect sales and the satisfaction of our members. In addition, increases in distribution costs (including, but not limited to, trucking and freight costs) could adversely affect our expenses, which could adversely affect our operating profit and results of operations.

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

Our financial and operational performance is dependent on our operations in the New York metropolitan area, which accounted for 25% of net sales in fiscal year 2020. The New York metropolitan area is the city and suburbs of New York City, which includes Long Island and the Mid- and Lower Hudson Valley in the state of New York. It also includes north and central New Jersey, three counties in western Connecticut and five counties in northeastern Pennsylvania. We consider 42 of our clubs to be located in the New York metropolitan area. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our operations in the New York metropolitan area could arise from, among other things, slower growth or declines in our comparable club sales; negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for club openings; cannibalization of existing locations by new clubs; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in this market, including higher levels of unemployment, depressed home values and natural disasters; regional economic problems; changes in local regulations; terrorist attacks; and failure to consistently provide a high quality and well-assorted mix of products to retain our existing member base and attract new members.

 Our growth strategy to open new clubs involves risks.

Our long-term sales and income growth are dependent, to a certain degree, on our ability to open new clubs and gasoline stations in both existing markets and new markets. Opening new clubs is expensive and involves substantial risks that may prevent us from receiving an appropriate return on that investment. We may not be successful in opening new clubs and gasoline stations on the schedule we have planned or at all, and the clubs and gasoline stations we open may not be successful. Our expansion is dependent on finding suitable locations, which may be affected by local regulations, political opposition, construction and development costs, and competition from other retailers for particular sites. If prospective landlords find it difficult to obtain credit, we may need to own more new clubs rather than lease them. Owned locations require more initial capital than leased locations and therefore, the need to own new locations could constrain our growth. If we are able to secure new sites and open new locations, these locations may not be profitable for many reasons. For example, we may not be able to hire, train and retain a suitable work force to staff these locations or to integrate new clubs successfully into our existing infrastructure, either of which could prevent us from operating the clubs in a profitable manner. In addition, entry into new markets may bring us into competition with new or existing competitors with a stronger, more well-established market presence. We may also improperly judge the suitability of a particular site. Any of these factors could cause a site to lose money or otherwise fail to provide an adequate return on investment. If we fail to open new clubs as quickly as we have planned, our growth will suffer. If we open sites that we do not or cannot operate profitably, then our financial condition and results from operations could suffer.

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

Additionally, we cannot be certain that we do not, or will not in the future, infringe on the intellectual property rights of third parties. From time to time, we have been subject to claims of third parties that we have infringed upon their intellectual property rights and we face the risk of such claims in the future. Even if we are successful in these proceedings, any intellectual property infringement claims against us could be costly, time-consuming, harmful to our reputation, and could divert the time and attention of our management and other personnel, or result in injunctive or other equitable relief that may require us to make changes to our business, any of which could have a material adverse effect on our financial condition, cash flows or results of operations. With respect to any third-party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms.

Our business is moderately seasonal and weak performance during one of our historically strong seasonal periods could have a material adverse effect on our operating results for the entire fiscal year.

Our business is moderately seasonal, with a meaningful portion of our sales dedicated to seasonal and holiday merchandise, resulting in the realization of higher portions of net sales, operating income and cash flows in the second and fourth fiscal quarters. Due to the importance of our peak sales periods, which include the spring and year-end holiday seasons, the second and fourth fiscal quarters have historically contributed, and are expected to continue to contribute, significantly to our operating results for the entire fiscal year. In anticipation of seasonal increases in sales activity during these periods, we incur significant additional expense prior to and during our peak seasonal periods, which we may finance with additional short-term borrowings. These expenses may include the acquisition of additional inventory, seasonal staffing needs and other similar items. As a result, any factors negatively affecting us during these periods, including adverse weather and unfavorable economic conditions, could have a material adverse effect on our results of operations for the entire fiscal year.

Implementation of technology initiatives could disrupt our operations in the near term and fail to provide the anticipated benefits.

As our business grows, we continue to make significant technology investments both in our operations and in our administrative functions. The costs, potential problems and interruptions associated with the implementation of technology initiatives could disrupt or reduce the efficiency of our operations in the near term. They may also require us to divert resources from our core business to ensure that implementation is successful. In addition, new or upgraded technology might not provide the anticipated benefits. It might take longer than expected to realize the anticipated benefits; and the technology might fail or cost more than anticipated.

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

We are typically responsible for taxes, utilities, insurance, repairs and maintenance for our leased retail properties. Our rent expense for fiscal years 2020, 2019 and 2018 totaled $331.8 million, $326.1 million and $308.2 million, respectively. Our future minimum rental commitments for all operating leases in existence as of January 30, 2021 was $329.1 million for fiscal year 2021 and a total of $3,202.6 million in aggregate for fiscal years 2022 through 2042. We expect that many of the new clubs we open will also be leased to us under operating leases, which will further increase our operating lease expenditures and require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our senior secured asset based revolving credit and term facility (the "ABL Facility") or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.

The operating leases for our retail properties, distribution centers and corporate office expire at various dates through fiscal year 2042. Several leases have renewal options for various periods of time at our discretion. When leases for our clubs with ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all. Further, if we attempt to relocate a club for which the lease has expired, we may be unable to find a new location for that club on commercially acceptable terms or at all, and the relocation of a club might not be successful for other reasons. Any of these factors could cause us to close clubs in desirable locations, which could have an adverse impact on our results of operations.

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

The use of individually identifiable data, including personal health information, by our business is regulated at the federal and state levels. Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary system changes and the development of new administrative processes. If we fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal or financial risk, including the imposition of fines or other penalties, as a result of non-compliance.

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

As our e-commerce business grows, we increasingly encounter the risks and difficulties that internet-based businesses face. The successful operation of our e-commerce business, and our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depend on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our e-commerce business include, but are not limited to: uncertainties associated with our website, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, inadequate system capacity, computer viruses, human error, security breaches and legal claims related to our website operations and e-commerce fulfillment; disruptions in telecommunications service or power outages; reliance on third parties for computer hardware and software and delivery of merchandise to our customers; rapid changes in technology; credit or debit card fraud and other payment processing related issues; changes in applicable federal and state regulations; liability for online content; cybersecurity and consumer privacy concerns and regulation; and natural disasters.

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

In addition, we must keep up-to-date with competitive technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools (such as paid search and mobile applications, among others), which may increase our costs and which may not increase sales or attract customers. If we are unable to allow real-time and accurate visibility into product availability when customers are ready to purchase, fulfill our customers’ orders quickly and efficiently use the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate sales channel or manage our online sales effectively, our ability to compete and our results of operations could be adversely affected.

Furthermore, if our e-commerce business successfully grows, it may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical locations, thereby detracting from the financial performance of our clubs.

We are subject to a number of risks because we import some of our merchandise.

We imported approximately 3% of our merchandise directly from foreign countries such as China, Vietnam, Bangladesh and India during fiscal year 2020. In addition, many of our domestic vendors purchase a portion of their products from foreign sources.

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

We sourced approximately 3% of our merchandise abroad during fiscal year 2020. The U.S. Foreign Corrupt Practices Act and other similar laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot ensure that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, cash flows and results of operations.

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

We apply accounting principles and related pronouncements, implementation guidelines and interpretations to a wide range of matters that are relevant to our business, including, but not limited to self-insurance reserves, are highly complex and involve subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

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

Our goodwill and indefinite-lived intangible assets, which consist of goodwill and our trade name, represented a significant portion of our total assets as of January 30, 2021. Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators are based on market conditions and the operational performance of our business.

To test goodwill for impairment, we may initially use a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If our management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. We may initially also elect to perform a quantitative analysis. We estimate the reporting unit’s fair value by estimating the future cash flows of the reporting units to which the goodwill relates, and then we discount the future cash flows at a market-participant-derived weighted-average cost of capital. The estimates of fair value of the reporting unit is based on the best information available as of the date of the assessment. If the carrying value of the reporting unit exceeds its estimated fair value, then goodwill is impaired and is written down to the implied fair value amount.

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

If a significant amount of our goodwill and identifiable intangible assets was deemed to be impaired, our business, financial condition and results of operations could be materially adversely affected.

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

As of January 30, 2021, our total outstanding long-term debt was $846.2 million. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our ABL Facility and senior secured first lien term loan facility ("First Lien Term Loan"). Our substantial indebtedness could have important consequences to us, including: making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness increasing our vulnerability to general economic and industry conditions; requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, selling and marketing efforts, product development, future business opportunities and other purposes; limiting our ability to deduct interest in the taxable period in which it is incurred in light of the Tax Cuts and Jobs Act; exposing us to the risk of increased interest rates as substantially all of our borrowings are at variable rates; restricting us from making strategic acquisitions; limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and limiting our ability to plan for, or adjust to, changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

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

The credit agreements governing our ABL Facility and First Lien Term Loan contain covenants that restrict our, and our subsidiaries’ ability to take various actions, such as: incur or guarantee additional indebtedness or issue certain disqualified or preferred stock; pay dividends or make other distributions on, or redeem or purchase, any equity interests or make other restricted payments; make certain acquisitions or investments; create or incur liens; transfer or sell assets; incur restrictions on the payments of dividends or other distributions from our restricted subsidiaries; alter the business that we conduct; enter into transactions with affiliates; and consummate a merger or consolidation or sell, assign, transfer, lease or otherwise dispose of all or substantially all of our assets.

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

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory, tax and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements, including the First Lien Term Loan and the ABL Facility, may also restrict us from affecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. Our ABL Facility is scheduled to mature on August 17, 2023 and our First Lien Facility is scheduled to mature on February 3, 2024. See "Liquidity and Capital Resources". If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.

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

Certain risks arise in connection with transitioning contracts to an alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued, or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected.

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

The market price of our common stock depends on various factors that may be unrelated to our operating performance or prospects. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. A number of factors could negatively affect, or result in fluctuations in, the price or trading volume of our common stock, including: quarterly variations in our operating results compared to market expectations; changes in the preferences of our customers; low comparable club sales growth compared to market expectations; delays in the planned openings of new clubs; the failure of securities analysts to cover the Company or changes in financial estimates by the analysts who cover us, our competitors or the grocery or retail industries in general and the wholesale club segment in particular; economic, legal and regulatory factors unrelated to our performance; changes in consumer spending or the housing market; or increased competition or stock price performance of our competitors.

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

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

The timing and amount of repurchases of shares of our common stock, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock, our cost of capital and the nature of other investment opportunities. Our share repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the effectiveness of the program. Our share repurchase program may be suspended or terminated at any time without notice.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law(the "DGCL"), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include: establishing a classified board of directors such that not all members of the board are elected at one time; allowing the total number of directors to be determined exclusively (subject to the rights of holders of any series of preferred stock to elect additional directors) by resolution of our board of directors and granting to our board of directors the sole power to fill any vacancy on the board; limiting the ability of stockholders to remove directors without cause; authorizing the issuance of "blank check" preferred stock by our board of directors, without further stockholder approval, to thwart a takeover attempt; prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders); eliminating the ability of stockholders to call a special meeting of stockholders; establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings; requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our certificate of incorporation or bylaws; and electing not to be governed by Section 203 of the DGCL.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires management assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements, restrict access to capital markets and adversely impact our stock price.

We do not currently expect to pay any cash dividends.

We currently anticipate that we will retain future earnings for the operation and expansion of our business and do not expect to pay any cash dividends on shares of our common stock in the foreseeable future. We are a holding company, and substantially all of our operations are carried out by our operating subsidiaries. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations. Under our ABL Facility and First Lien Term Loan, our operating subsidiaries are significantly restricted in their ability to pay dividends or otherwise transfer assets to us, and we expect these limitations to continue in the future. Our ability to pay dividends may also be limited by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Stockholders seeking cash dividends in the foreseeable future should not purchase our common stock.

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

General Risk Factors

Our success depends on our ability to attract and retain a qualified management team and other team members while controlling our labor costs.

We are dependent upon several key management and other team members.  If we were to lose the services of one or more of our key team members, this could have a material adverse effect on our operations.  Our continued success also depends upon our ability to attract and retain highly qualified team members to meet our future growth needs while controlling related labor costs.  Our ability to control labor costs is subject to numerous external factors, including healthcare costs and prevailing wage rates, which may be affected by, among other factors, competitive wage pressure, minimum wage laws and general economic conditions.  If we experience competitive labor markets, either regionally or in general, we may have to increase our wages in order to attract and retain highly qualified team members, which could increase our selling, general and administrative expenses (“SG&A”) and adversely affect our operating income.  We compete with other retail and non-retail businesses for these employees and invest significant resources in training them.  There is no assurance that we will be able to attract or retain highly qualified team members to operate our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operated 221 warehouse club locations as of January 30, 2021, of which 190 are leased under long-term leases and 11 are owned. We own the buildings at the remaining 20 locations, which are subject to long-term ground leases. A listing of the number of Company locations in each state is shown under Part I. "Item 1. Business."

The Company's leases require long-term rental payments subject to various adjustments. Generally, the Company is required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales in excess of certain thresholds, or other factors. Many of the leases require escalating payments during the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term. The initial primary term of the Company's operating leases ranges from 5 to 44 years, with most of these leases having an initial term of approximately 20 years. The initial primary term of the Company's two finance leases is 20 years.

Our home office in Westborough, Massachusetts occupies a total of 282,000 square feet. Our lease expires on January 31, 2026.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NYSE under the symbol "BJ" on June 28, 2018. As of the end of business on March 12, 2021, the trading price of our common stock closed at $42.32 per share.

Holders

As of March 12, 2021, there were approximately 10 record holders of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

Performance Graph

The following graph illustrates a comparison of the total cumulative return on our common stock with the total cumulative return for (i) the S&P 500 Index and (ii) the S&P 500 Retail Index for the period from June 28, 2018 (the date our common stock commenced trading on the NYSE) through January 30, 2021. The graph assumes an investment of $100 in our common stock and in each index at market close on June 28, 2018 and the reinvestment of all dividends. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock.

	June 28, 2018	February 2, 2019	August 3, 2019	February 1, 2020	August 1, 2020	January 30, 2021
BJ's Wholesale Club, Inc.	$100.00	$120.32	$107.14	$93.27	$182.05	$191.23
S&P 500	100.00	99.64	107.94	118.75	120.43	136.74
S&P 500 Retail	100.00	95.22	104.87	113.80	151.07	159.89

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans of Programs (1)
November 1, 2020 - November 28, 2020	178	(2)	$38.29	—	$161,866,883
November 29, 2020 - January 2, 2021	300,000		38.44	300,000	150,334,866
January 3, 2021 - January 30, 2021	—		—	—	150,334,866
Total	300,178		38.44	300,000	150,334,866

(1)

On December 19, 2019, the Company’s board of directors authorized the repurchase of up to $250.0 million of the Company's outstanding common stock from time to time as market conditions warrant. The share repurchase program expires at the end of fiscal year 2021 and may be suspended or discontinued at any time without notice.

(2)	178 shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 10 "Stock Incentive Plans" in the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 30, 2021, regarding our common stock that may be issued under the BJ’s Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the "2018 Incentive Award Plan"), the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding Inc.), as amended (the "2011 Stock Option Plan"), the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding Inc.), as amended (the "2012 Director Stock Option Plan") and the BJ’s Wholesale Club Holdings, Inc. Employee Stock Purchase Plan (the "ESPP").

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category:	(a)		(b)		(c)
Equity compensation plans approved by stockholders
2018 Incentive Award Plan (1)	3,453,748	(2)	$17.29	(3)	5,835,226
2011 Stock Option Plan	715,814		6.09		—
2012 Directors Stock Option Plan	58,629		3.89		—
ESPP (4)	—				991,251	(5)
Total equity compensation plans approved by stockholders	4,228,191				6,826,477
Equity compensation plans not approved by stockholders	—				—
Total equity compensation plans approved and not approved by stockholders	4,228,191				6,826,477

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

(2)	Includes (i) 28,371 shares of common stock issuable pursuant to restricted stock units outstanding, (ii) 2,898,516 shares of common stock issuable upon the exercise of outstanding options, and (iii) 526,861 shares of common stock issuable pursuant to performance stock units as of January 30, 2021.

(3)	Because there is no exercise price associated with the restricted stock units and performance stock units, such units are not included in the weighted-average exercise price calculation.

(4)	Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

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

Item 6. Selected Financial Data

We have derived the following selected Consolidated Statements of Operations and cash flow data for fiscal years 2020, 2019 and 2018 and the Consolidated Balance Sheet data for the fiscal years ended January 30, 2021 and February 1, 2020 from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the following selected Consolidated Statements of Operations and cash flow data for fiscal years 2017 and 2016 and the Consolidated Balance Sheet data as of February 2, 2019, February 3, 2018 and January 28, 2017 from our consolidated financial statements not included in this Annual Report on Form 10-K.

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

(Dollars in thousands, except per share amounts and total clubs)

	Fiscal Year Ended
	52 Weeks	52 Weeks	52 Weeks	53 Weeks	52 Weeks
	January 30,	February 1,	February 2,	February 3,	January 28,
	2021	2020	2019 (1)	2018	2017
Statement of operations data:
Net sales	$15,096,913	$12,888,556	$12,724,454	$12,495,995	$12,095,302
Membership fee income	333,104	302,151	282,893	258,594	255,235
Total revenues	15,430,017	13,190,707	13,007,347	12,754,589	12,350,537
Cost of sales	12,451,061	10,763,926	10,646,452	10,513,492	10,223,017
Selling, general and administrative expenses	2,326,755	2,059,430	2,051,324	2,017,821	1,908,752
Pre-opening expenses	9,809	15,152	6,118	3,004	2,749
Operating income	642,392	352,199	303,453	220,272	216,019
Interest expense, net	84,385	108,230	164,535	196,724	143,351
Income from continuing operations before income taxes	558,007	243,969	138,918	23,548	72,668
Provision (benefit) for income taxes	136,825	56,212	11,826	(28,427)	27,968
Income from continuing operations	421,182	187,757	127,092	51,975	44,700
Income (loss) from discontinued operations, net of taxes	(152)	(581)	169	(1,674)	(476)
Net income	$421,030	$187,176	$127,261	$50,301	$44,224
Per share data:
Income from continuing operations per share attributable to common stockholders - basic	$3.09	$1.37	$1.09	$0.57	$0.50
Income from continuing operations per share attributable to common stockholders - diluted	3.03	1.35	1.05	0.54	0.48
Weighted-average number of shares outstanding:
Basic	136,111	136,174	116,599	88,386	88,164
Diluted	138,876	139,109	121,135	92,264	90,736
Dividends per share	$—	$—	$—	$8.31	$—
Financial position
Total assets	$5,411,530	$5,269,780	$3,239,285	$3,273,856	$3,232,219
Outstanding borrowings	1,106,175	1,680,685	1,800,848	2,748,112	2,056,405
Stockholders' equity (deficit)	319,327	(54,344)	(202,084)	(1,029,857)	(347,211)
Clubs open at end of year	221	217	216	215	214

(1)	On July 2, 2018, BJ's Wholesale Club Holdings, Inc. became a publicly traded entity in connection with its IPO.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the information in Part II. "Item 6. Selected Financial Data" should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the section of this Annual Report on Form 10-K entitled "Item 1A. Risk Factors."

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2020", "fiscal year 2019" and " fiscal year 2018" relate to the 52 weeks ended January 30, 2021, February 1, 2020 and February 2, 2019, respectively.

Overview

BJ’s Wholesale Club is a leading warehouse club operator concentrated primarily on the east coast of the United States. We deliver significant value to our members, consistently offering 25% or more savings on a representative basket of manufacturer-branded groceries compared to traditional supermarket competitors. We provide a curated assortment focused on perishable products, continuously refreshed general merchandise, gasoline and other ancillary services to deliver a differentiated shopping experience that is further enhanced by our omnichannel capabilities.

Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 221 large-format, high volume warehouse clubs spanning 17 states. In our core New England markets, which have high population density and generate a disproportionate part of U.S. GDP, we operate almost three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, www.bjs.com; our highly-rated mobile app and our integrated same-day delivery offering.

Over the last five years, we have made multiple senior management hires and changes, adding consumer packaged goods, digital and consulting experience to our leadership team. This leadership team has implemented significant cultural and operational changes to our business, including transforming how we use data to improve member experience, instilling a culture of cost discipline, adopting a more proactive approach to growing our membership base and building an omnichannel offering oriented towards making shopping at BJ's more convenient. These changes have delivered results rapidly, evidenced by income from continuing operations growth of 124%, consecutive quarter comparable club sales growth over the last three years and adjusted EBITDA growth of 61% over the last three years.

Our goal is to offer our members significant value and a meaningful return, in savings, on their annual membership fee. We have more than six million members paying annual fees to gain access to savings on groceries and general merchandise and services. The annual membership fee for our Inner Circle® membership is $55, and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent over $2.5 billion in annual sales, and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $333.1 million for fiscal year 2020.

Our business is moderately seasonal in nature. Historically, our business has realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively.

Factors Affecting Our Business

COVID-19 Impact. During fiscal year 2020, the COVID-19 pandemic had a positive impact on our results of operations. Increased demand for our grocery products more than offset declines in our general merchandise and services division, which resulted in significant growth in comparable club sales compared to fiscal year 2019. This increased demand for our grocery products could reverse in the future if consumer purchasing behavior changes. However, the COVID-19 pandemic is unprecedented and continuously evolving, and the long-term impacts on our financial condition and results of operations are still uncertain. For a further discussion of the impact of the COVID-19 pandemic on our business, see the section entitled "Fiscal Year 2020 Compared to Fiscal Year 2019" included below.

The COVID-19 pandemic may impact many of the factors discussed in this section, including, among others, overall economic trends, consumer preferences and demand, product mix, quarterly fluctuations and sourcing, which in turn could adversely affect our business, financial condition and results of operations. See Part I. "Item 1A. Risk Factors".

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

Size and loyalty of membership base. The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for the past two decades. Our membership fee income totaled $333.1 million in fiscal year 2020. Our membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 88% at the end of fiscal year 2020.

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

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that strengthening our management team and enhancing our information systems, including our distribution center management, point-of-sale systems and investment in hardware and digitally enabled shopping capabilities for convenience, such as BOPIC and curbside pickup, will enable us to replicate our profitable club format and provide a differentiated shopping experience. We expect these infrastructure investments to support our successful operating model across our club operations.

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

Tariffs. We are implementing a variety of mitigation measures in order to reduce the risk associated with our direct exposure to tariffs. We have diversified our global supply chain to reduce our reliance on China by sourcing high-quality products from other markets in both Asia and Africa. Chinese-sourced goods represent approximately 3% of our cost of sales during fiscal year 2020, which we expect to be slightly lower in fiscal year 2021. We believe that this gives us a much smaller exposure to tariffs than many other retailers.

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

Comparable club sales

Comparable club sales, also known as same-store sales, is an important measure throughout the retail industry. In determining comparable club sales, we include all clubs that were open for at least 13 months at the beginning of the period and were in operation during the entirety of both periods being compared, including relocated clubs and expansions. There may be variations in the way in which some of our competitors and other retailers calculate comparable club or same store sales. As a result, data in this Annual Report on Form 10-K regarding our comparable club sales may not be comparable to similar data made available by other retailers.

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

Cost of sales

Cost of sales consists primarily of the direct cost of merchandise and gasoline sold at our clubs, including the following:

●	costs associated with operating our distribution centers, including payroll, payroll benefits, occupancy costs and depreciation;

●	freight expenses associated with moving merchandise from vendors to our distribution centers and from our distribution centers to our clubs; and

●	vendor allowances, rebates and cash discounts.

Selling, general and administrative expenses ("SG&A")

SG&A consists of various expenses related to supporting and facilitating the sale of merchandise in our clubs, including the following:

●	payroll and payroll benefits for club and corporate employees;

●	rent, depreciation and other occupancy costs for retail and corporate locations;

●	advertising expenses;

●	tender costs, including credit and debit card fees;

●	amortization of intangible assets; and

●	consulting, legal, insurance and other professional services expenses.

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

Adjusted EBITDA

Adjusted EBITDA is defined as income from continuing operations before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including stock-based compensation expense; pre-opening expenses; management fees, non-cash rent; strategic consulting; offering costs; club closing and impairment charges; reduction in force severance and other adjustments. For a reconciliation of Adjusted EBITDA to income from continuing operations, the most directly comparable GAAP measure, see "Non-GAAP Financial Measures."

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

The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
(In thousands)
Income from continuing operations	$421,182	$187,757	$127,092
Interest expense, net	84,385	108,230	164,535
Provision for income taxes	136,825	56,212	11,826
Depreciation and amortization	167,454	157,000	162,223
Stock-based compensation expense (1)	32,150	18,796	58,917
Pre-opening expenses (2)	9,809	15,152	6,118
Management fees (3)	—	—	3,333
Non-cash rent (4)	4,942	8,374	4,864
Strategic consulting (5)	—	11,349	33,486
Reduction-in-force severance (6)	—	3,994	—
Offering costs (7)	—	1,928	3,803
Club closing and impairment charges (8)	—	15,383	4,237
Other adjustments, net (9)	745	(2,551)	(2,008)
Adjusted EBITDA	$857,492	$581,624	$578,426
Adjusted EBITDA as a percentage of net sales	5.7%	4.5%	4.5%

__________

(1)	Represents total stock-based compensation expense and includes expense related to certain restricted stock and stock option awards issued in connection with our IPO.
(2)	Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.
(3)	Represents management fees paid to the Sponsors (or advisory affiliates thereof) in accordance with our management services agreement, which terminated upon closing of the IPO.
(4)	Consists of an adjustment to remove the non-cash portion of rent expense.
(5)	Represents fees paid to external consultants for strategic initiatives of limited duration.
(6)	Represents severance charges associated with a reduction in workforce announced in January 2020.
(7)	Represents costs related to our IPO and the registered offerings by selling stockholders.
(8)	Represents primarily closing costs associated with our clubs in Charlotte, N.C. and Geneva, N.Y., which closed in the fourth quarter of fiscal 2019, and other impairment charges.
(9)	Other non-cash items, including gains from 2019 sale leaseback transactions, non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.

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

The following is a reconciliation of our net cash provided by operating activities to free cash flow for the periods presented:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
(In thousands)
Net cash provided by operating activities	$868,546	$355,143	$427,103
Less: Additions to property and equipment, net of disposals	218,333	196,901	145,913
Plus: Proceeds from sale leaseback transactions	25,893	21,606	—
Free cash flow	$676,106	$179,848	$281,190

Results of Operations

Information pertaining to fiscal year 2018 was included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020 on page 40 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on March 19, 2020.

The following tables summarize key components of our results of operations for the periods indicated:

Statement of Operations Data (dollars in thousands):	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net sales	$15,096,913	$12,888,556	$12,724,454
Membership fee income	333,104	302,151	282,893
Total revenues	15,430,017	13,190,707	13,007,347
Cost of sales	12,451,061	10,763,926	10,646,452
Selling, general and administrative expenses	2,326,755	2,059,430	2,051,324
Pre-opening expenses	9,809	15,152	6,118
Operating income	642,392	352,199	303,453
Interest expense, net	84,385	108,230	164,535
Income from continuing operations before income taxes	558,007	243,969	138,918
Provision for income taxes	136,825	56,212	11,826
Income from continuing operations	421,182	187,757	127,092
Income (loss) from discontinued operations, net of income taxes	(152)	(581)	169
Net income	$421,030	$187,176	$127,261
Operational Data:
Total clubs at end of period	221	217	216
Comparable club sales	15.9%	0.7%	3.7%
Merchandise comparable club sales	21.3%	1.3%	2.2%
Adjusted EBITDA	$857,492	$581,624	$578,426
Free cash flow	676,106	179,848	281,190
Membership renewal rate	88%	87%	87%

Fiscal Year 2020 Compared to Fiscal Year 2019

Net Sales

Net sales for fiscal year 2020 were $15.1 billion, a 17.1% increase from net sales reported for fiscal year 2019 of $12.9 billion. The increase was due primarily to a 15.9% increase in comparable club sales and incremental sales from new clubs opened over the past two years. Gasoline sales decreased 18.3% from fiscal year 2019 due to a decline in retail prices.

Comparable club sales

Fiscal Year Ended
January 30, 2021
Comparable club sales	15.9%
Less: Contribution from gasoline sales	(5.4)%
Merchandise comparable club sales	21.3%

Merchandise comparable club sales increased 21.3% in fiscal year 2020. The increase was driven by growth in sales of groceries and general merchandise and services of approximately 24% and 11%, respectively.

In grocery, sales were most robust in categories impacted by the COVID-19 pandemic, including paper products, cleaning supplies, wellness solutions, fresh meat, frozen, dairy, fresh produce, packaged goods and beverages. In general merchandise and services, sales were strongest in televisions, small appliances, computer equipment, indoor furniture and seasonal goods.

Membership fee income

Membership fee income was $333.1 million in fiscal year 2020, compared to $302.2 million in fiscal year 2019, a 10.2% increase. The growth in membership fee income was due to successful member acquisition efforts, improving our strong renewal rate to 88%, increasing higher tier membership penetration and improving the quality of memberships by eliminating reliance on trial memberships, which now represent less than 1% of members.

Cost of sales

Cost of sales was $12.5 billion, or 82.5% of net sales, in fiscal year 2020, compared to $10.8 billion, or 83.5% of net sales, in fiscal year 2019. The 1.0% decrease as a percentage of net sales was driven by increased gas margins due to the continued dislocation in the gasoline market that contributed to a lower cost per gallon. Merchandise gross margin rate increased approximately 10 basis points over fiscal year 2019. While merchandise margins benefited from strong sales performance and execution of our category profitability improvement initiatives, these drivers were offset by costs associated with the COVID-19 pandemic, cost inflation in certain commodities and the decline in our higher-margin apparel and service businesses.

Selling, general and administrative expenses

SG&A were $2.3 billion, or 15.4% of net sales, in fiscal year 2020, compared to $2.1 billion, or 16.0% of net sales, in fiscal year 2019. The year-over-year increase in SG&A was primarily driven by incremental costs related to the COVID-19 pandemic, including increased labor costs of $79.6 million, safety, sanitation and protective equipment costs of $34.5 million and bonus incentive program costs of $36.1 million.

SG&A in fiscal year 2019 included charges of $14.4 million, consisting of impairment charges and other related expenses associated with closing two clubs in January of fiscal year 2019, $4.0 million of severance charges related to the elimination of positions in our home office and field organization in January of fiscal year 2019, $1.9 million of offering costs related to our secondary offerings and a $2.6 million gain from the sale leaseback of one of our new clubs in Michigan.

Pre-opening expenses

Pre-opening expenses were $9.8 million in fiscal year 2020, compared to $15.2 million in fiscal year 2019. Pre-opening expenses for fiscal year 2020 included charges for four new clubs and seven gas stations that opened in fiscal year 2020 and four new club openings, that are expected for fiscal year 2021. Pre-opening expenses for fiscal year 2019 included charges for three new clubs and six gas stations that opened in fiscal year 2019 and two new club openings, that occurred in fiscal year 2020.

Interest expense, net

Interest expense, net was $84.4 million for fiscal year 2020, compared to $108.2 million for fiscal year 2019. Interest expense, net for fiscal year 2020 included interest expense of $65.3 million related to debt service on outstanding borrowings and $4.1 million of fees and write-offs of deferred financing costs and original issue discounts associated with the partial prepayments of our First Lien Term Loan in October and July of fiscal year 2020. Additionally, interest expense included $4.4 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $6.9 million of reclassified unrealized losses on interest rate swap agreements and $3.7 million of other interest charges.

Interest expense, net for fiscal year 2019 included interest expense of $96.7 million related to debt service on outstanding borrowings, $3.8 million of charges related to the repricing of our outstanding borrowings, $5.2 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, and $2.5 million of other interest charges.

Provision for income taxes

The Company’s effective income tax rate from continuing operations was 24.5% for fiscal year 2020 and 23.0% for fiscal year 2019. The increase in the effective tax rate is primarily due to higher income in fiscal year 2020, which resulted in a reduced benefit to the rate from the excess tax benefit for stock-based compensation.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Facility. As of January 30, 2021, cash and cash equivalents totaled $43.5 million and we had $641.1 million of unused capacity under our ABL Facility. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Facility, will be sufficient to finance our operations, meet our current debt obligations, and fund anticipated capital expenditures.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
(In thousands)
Net cash provided by operating activities	$868,546	$355,143	$427,103
Net cash used in investing activities	(192,440)	(175,295)	(145,913)
Net cash used in financing activities	(662,792)	(176,790)	(288,998)
Net increase (decrease) in cash and cash equivalents	$13,314	$3,058	$(7,808)

Net Cash from Operating Activities

Net cash provided by operating activities was $868.5 million in fiscal year 2020, compared to $355.1 million in fiscal year 2019. The increase in operating cash flow was due to strong operating performance and working capital benefit generated by higher sales and increased turnover of inventory, as well as increased membership fee income and lower interest payments on debt.

Net cash provided by operating activities was $355.1 million in fiscal year 2019, compared to $427.1 million in fiscal year 2018. The decrease in operating cash flow was primarily due to timing of inventory purchases and related accounts payable compared to the prior year.

Net Cash from Investing Activities

Cash used in investing activities was $192.4 million in fiscal year 2020, compared to $175.3 million in fiscal year 2019. The increase was due to continued investments in digital capabilities and more spending on new clubs and gas stations compared to the prior year.

Cash used in investing activities was $175.3 million in fiscal year 2019, compared to $145.9 million in fiscal year 2018. The increase was due to more investments in technology and more spending on new clubs and gas stations compared to the prior year.

Net Cash from Financing Activities

Cash used in financing activities in fiscal year 2020 was $662.8 million, compared to $176.8 million in fiscal year 2019. The increase in fiscal year 2020 is due mainly to the repayment of outstanding borrowings on our First Lien Term Loan and ABL Facility, the settlement of one of our interest rate swap agreements and share repurchases of $99.7 million.

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

Debt and Borrowing Capacity

On August 13, 2018, the Company amended its First Lien Term Loan to reduce the applicable interest rates and reduce the principal on the loan. The Company drew $350.0 million under its ABL Facility to fund the transaction. As amended, the First Lien Term Loan had an initial principal amount of $1,537.7 million and interest was calculated either at LIBOR plus 275 to 300 basis points or a base rate plus 175 to 200 basis points based on the Company achieving a net leverage ratio of 3.00 to 1.00. Total fees associated with the refinancing were approximately $1.8 million. The Company wrote off $4.4 million of previously capitalized debt issuance costs and original issue discounts and expensed $1.8 million of new third-party fees.

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

On November 13, 2018, the Company entered into three forward starting interest rate swaps (the "Interest Rate Swaps"), which were effective starting on February 13, 2019 and the LIBOR component of $1.2 billion of the Company's floating rate debt at a rate of approximately 3.0% from February 13, 2019 until February 13, 2022. The Interest Rate Swaps were recorded as a liability of $26.4 million in fiscal year 2020, with the net of tax amount for the effective Interest Rate Swaps recorded in other comprehensive income and the net of tax amount for the ineffective Interest Rate Swaps recorded in interest expense. The Interest Rate Swaps were recorded as a liability of $40.0 million in fiscal year 2019, with the net of tax amount recorded in other comprehensive income.

On November 1, 2019, the Company borrowed $200.0 million from the ABL Facility. The proceeds from the Company's borrowing were used to pay a portion of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $2.0 million of previously capitalized deferred debt issuance costs and original issue discount.

On January 29, 2020, the Company amended its First Lien Term Loan to reduce the applicable interest rates. As amended, the First Lien Term Loan had an initial principal amount of $1,315.2 million and interest was calculated either at LIBOR plus 225 basis points basis or a base rate plus 125 basis points. Total fees associated with the refinancing were approximately $1.7 million. The Company wrote off $0.1 million of previously capitalized debt issuance costs and original issue discount and expensed $1.7 million of new third-party fees.

On July 13, 2020, the Company paid $150.0 million of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $1.3 million of previously capitalized deferred debt issuance costs and original issue discount. On July 29, 2020, due to upgrades in credit ratings, the base rate was reduced to LIBOR plus 200 basis points.

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

On November 10, 2020, the Company terminated one of the Interest Rate Swaps, which fixed $360.0 million of its floating rate debt at a rate of approximately 3.0%. An additional interest rate swap, which fixed $240.0 million of its floating rate debt at 3.0% was determined to be ineffective. Gains and losses on the ineffective interest rate swap agreement will be recorded as interest expense.

At January 30, 2021, the interest rate for the First Lien Term Loan before the effect of the interest rate swaps was 2.13% and there was $801.9 million outstanding. See Note 5, "Debt and Credit Arrangements" of our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Contractual Obligations

The following table summarizes our significant contractual obligations as of January 30, 2021:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Outstanding borrowings and interest (1)	$1,167,975	$280,956	$887,019	$—	$—
Operating leases	3,531,678	329,095	654,061	589,815	1,958,707
Financing leases including interest	30,597	3,439	6,878	7,204	13,076
Purchase obligations (2)	1,173,656	1,096,068	45,713	31,875	—
Total	$5,903,906	$1,709,558	$1,593,671	$628,894	$1,971,783

(1)

Total interest payments associated with these borrowings are included within this amount and are estimated to be $56.1 million based on the interest rate of 2.13% on the First Lien Term Loan and 1.25% on the ABL Facility, which were the rates in effect at January 30, 2021. The interest payments have been adjusted for the floating to fixed rate interest rate swap on $840.0 million of the outstanding borrowings.

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

Workers' Compensation and General Liability Self-insurance Reserves

We are primarily self-insured for workers’ compensation and general liability claims. Amounts in excess of certain levels, which range from $0.3 million to $1.0 million per occurrence, are insured as a risk reduction strategy, to mitigate catastrophic losses. Reported reserves for these claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The estimates are developed utilizing actuarial methods and are based on historical claims experience and other actuarial assumptions related to loss development factors. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. When historical losses are not a good measure of future liability, such as in the event of COVID-19, we base our estimates of ultimate liability on our interpretation of current law, claims filed to date and other relevant factors which are subject to change. These accruals are included in accrued expenses and other current liabilities and other non-current liabilities in the Company's Consolidated Balance Sheets.

Recent Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies" of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in market interest rates and these changes in rates will impact our net interest expense and our cash flow from operations. Substantially all our borrowings carry variable interest rates. An increase in interest rates could have a material impact on our cash flow. In November 2018, the Company entered into three forward starting interest rate swaps, which became effective on February 13, 2019 and continue until February 13, 2022 and fixed the LIBOR component of $1.2 billion of the Company's floating rate debt at a rate of approximately 3.0%. On October 30, 2020, the Company determined one interest rate swap, which fixed $240.0 million of its floating rate debt at 3.0% to be ineffective. On November 10, 2020, the Company terminated one of its interest rate swap agreements and, as of January 30, 2021, has $840.0 million of its floating rate debt at a rate of approximately 3.0%. As of January 30, 2021, a 100-basis point increase in assumed interest rates for our variable interest credit facilities would have had an annual impact of approximately $1.4 million on interest expense. A 100-basis point decrease in interest rates on our variable interest rate debt outstanding as of January 30, 2021, would result in a net decrease in the fair value of our interest rate swaps of approximately $1.2 million.

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

The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest amounts on the ABL Facility and First Lien Term Loan and the remaining effective interest rate swap. In the event that LIBOR is discontinued, the interest rates will be based on a fallback reference rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect the Company’s ability to borrow or maintain already outstanding borrowings or swaps, but the alternative reference rate could be higher and more volatile than LIBOR.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020	41
Consolidated Statements of Operations and Comprehensive Income for the Fiscal Years Ended January 30, 2021, February 1, 2020 and February 2, 2019	42
Consolidated Statements of Contingently Redeemable Common Stock and Stockholders' Equity (Deficit) for the Fiscal Years Ended January 30, 2021, February 1, 2020 and February 2, 2019	43
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 30, 2021, February 1, 2020 and February 2, 2019	44
Notes to Consolidated Financial Statements	45

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BJ’s Wholesale Club Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BJ’s Wholesale Club Holdings, Inc. and its subsidiaries (the “Company”) as of January 30, 2021 and February 1, 2020, and the related consolidated statements of operations and comprehensive income, of contingently redeemable common stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Workers’ Compensation and General Liability Reserves

As described in Notes 2, 15 and 16 to the consolidated financial statements, the Company is primarily self-insured for workers’ compensation and general liability claims. As of January 30, 2021, workers’ compensation and general liability reserves were approximately $89 million within other non-current liabilities and a significant portion of insurance reserves of $46 million within accrued expenses and other current liabilities. The reported reserves for workers’ compensation and general liability claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The estimates are developed utilizing actuarial methods and are based on historical claims experience and other actuarial assumptions related to loss development factors.

The principal considerations for our determination that performing procedures relating to workers’ compensation and general liability reserves is a critical audit matter are (i) the significant judgment by management when developing the estimated workers’ compensation and general liability reserves; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence related to the actuarial methods and significant assumptions related to loss development factors; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of workers’ compensation and general liability reserves, including controls over the actuarial methods and significant assumptions related to the loss development factors. These procedures also included, among others (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate for the accrual for workers’ compensation and general liability reserves and (ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent estimate involved (i) testing the completeness and accuracy of underlying data provided by management and (ii) independently developing the loss development factors and applying actuarial methods.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 19, 2021

We have served as the Company’s auditor since 1996.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	January 30, 2021	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$43,518	$30,204
Accounts receivable, net	172,719	206,353
Merchandise inventories	1,205,695	1,081,502
Prepaid expenses and other current assets	48,649	41,961
Total current assets	1,470,581	1,360,020
Operating lease right-of-use assets, net	2,058,763	2,060,059
Property and equipment:
Land and buildings	385,572	375,375
Leasehold costs and improvements	249,073	214,209
Furniture, fixtures and equipment	1,298,440	1,135,892
Construction in progress	23,633	51,741
	1,956,718	1,777,217
Less: accumulated depreciation and amortization	(1,158,929)	(1,017,009)
Total property and equipment, net	797,789	760,208
Goodwill	924,134	924,134
Intangibles, net	135,123	146,985
Deferred income taxes	5,737	—
Other assets	19,403	18,374
Total assets	$5,411,530	$5,269,780
LIABILITIES
Current liabilities:
Current portion of long-term debt	$260,000	$343,377
Current portion of operating lease liabilities	131,513	123,751
Accounts payable	988,074	786,412
Accrued expenses and other current liabilities	651,625	547,876
Total current liabilities	2,031,212	1,801,416
Long-term operating lease liabilities	1,988,840	1,986,790
Long-term debt	846,175	1,337,308
Deferred income taxes	45,096	46,200
Other non-current liabilities	180,880	152,410
Commitments and contingencies (see Note 8)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock; $0.01 par value; 300,000 shares authorized, 143,428 shares issued and 137,192 shares outstanding at January 30, 2021; 300,000 shares authorized, 140,723 shares issued and 137,298 shares outstanding at February 1, 2020	1,434	1,407
Additional paid-in capital	826,377	773,618
Accumulated deficit	(295,339)	(716,369)
Accumulated other comprehensive loss	(20,528)	(26,586)
Treasury stock, at cost, 6,236 shares at January 30, 2021 and 3,425 shares at February 1, 2020	(192,617)	(86,414)
Total stockholders’ equity (deficit)	319,327	(54,344)
Total liabilities and stockholders’ equity (deficit)	$5,411,530	$5,269,780

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net sales	$15,096,913	$12,888,556	$12,724,454
Membership fee income	333,104	302,151	282,893
Total revenues	15,430,017	13,190,707	13,007,347
Cost of sales	12,451,061	10,763,926	10,646,452
Selling, general and administrative expenses	2,326,755	2,059,430	2,051,324
Pre-opening expense	9,809	15,152	6,118
Operating income	642,392	352,199	303,453
Interest expense, net	84,385	108,230	164,535
Income from continuing operations before income taxes	558,007	243,969	138,918
Provision for income taxes	136,825	56,212	11,826
Income from continuing operations	421,182	187,757	127,092
Income (loss) from discontinued operations, net of income taxes	(152)	(581)	169
Net income	$421,030	$187,176	$127,261
Income per share attributable to common stockholders — basic:
Income from continuing operations	$3.09	$1.38	$1.09
Loss from discontinued operations	—	(0.01)	—
Net income	$3.09	$1.37	$1.09
Income per share attributable to common stockholders — diluted:
Income from continuing operations	$3.03	$1.35	$1.05
Loss from discontinued operations	—	—	—
Net income	$3.03	$1.35	$1.05
Weighted-average number of common shares outstanding:
Basic	136,111	136,174	116,599
Diluted	138,876	139,109	121,135
Other comprehensive income (loss):
Postretirement medical plan adjustment, net of income tax of $12, $385 and $94, respectively	$(33)	$(990)	$240
Amounts reclassified from other comprehensive income (loss), net of tax	6,081	-	-
Unrealized gain (loss) on cash flow hedge, net of income tax of $4, $5,554 and $5,454, respectively	10	(14,281)	(13,956)
Total other comprehensive income (loss)	6,058	(15,271)	(13,716)
Total comprehensive income	$427,088	$171,905	$113,545

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE COMMON STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(Amount in thousands)

	Contingently Redeemable Common Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	(Deficit)
Balance, February 3, 2018	1,456	$10,438	87,073	$871	$2,883	$(1,036,012)	$2,401	—	$—	$(1,029,857)
Net income	—	—	—	—	—	127,261	—	—	—	127,261
Postretirement medical plan adjustment, net of tax	—	—	—	—	—	—	240	—	—	240
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(13,956)	—	—	(13,956)
Dividends paid	—	—	—	—	(25)	—	—	—	—	(25)
Common stock issued for public offering, net of related fees	—	—	43,125	431	685,458	—	—	—	—	685,889
Common stock issued under stock incentive plans	—	—	4,875	49	(49)	—	—	—	—	—
Stock reclassification as a result of public offering	(1,736)	(13,202)	1,736	17	13,185	—	—	—	—	13,202
Common stock issued related to follow-on offering	—	—	1,290	13	(13)	—	—	—	—	—
Common stock repurchased upon vesting of stock awards	—	—	—	—	—	—	—	(782)	(19,109)	(19,109)
Stock compensation expense	—	—	—	—	57,677	—	—	—	—	57,677
Options exercised prior to public offering	280	2,792	—	—	(2,210)	—	—	—	—	(2,210)
Call of shares prior to public offering	—	(28)	—	—	(12)	—	—	—	—	(12)
Net shares used to pay tax withholdings upon option exercise	—	—	—	—	(22,883)	—	—	—	—	(22,883)
Net cash received on option exercises	—	—	—	—	8,061	—	—	—	—	8,061
Cumulative effect of change in accounting principle	—	—	—	—	—	(6,362)	—	—	—	(6,362)
Balance, February 2, 2019	—	$—	138,099	$1,381	$742,072	$(915,113)	$(11,315)	(782)	$(19,109)	$(202,084)
Net income	—	—	—	—	—	187,176	—	—	—	187,176
Postretirement medical plan adjustment, net of tax	—	—	—	—	—	—	(990)	—	—	(990)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(14,281)	—	—	(14,281)
Dividends paid	—	—	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	—	—	2,536	25	(25)	—	—	—	—	—
Common stock issued under ESPP plan	—	—	88	1	1,728	—	—	—	—	1,729
Stock compensation expense	—	—	—	—	18,796	—	—	—	—	18,796
Net cash received on option exercises	—	—	—	—	11,072	—	—	—	—	11,072
Treasury stock purchases	—	—	—	—	—	—	—	(2,643)	(67,305)	(67,305)
Cumulative effect of change in accounting principle	—	—	—	—	—	11,568	—	—	—	11,568
Balance, February 1, 2020	—	$—	140,723	$1,407	$773,618	$(716,369)	$(26,586)	(3,425)	$(86,414)	$(54,344)
Net income	—	—	—	—	—	421,030	—	—	—	421,030
Postretirement medical plan adjustment, net of tax	—	—	—	—	—	—	(33)	—	—	(33)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	10	—	—	10
Amounts reclassified from other comprehensive income, net of tax	—	—	—	—	—	—	6,081	—	—	6,081
Dividends paid	—	—	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	—	—	2,598	26	(26)	—	—	—	—	—
Common stock issued under ESPP plan	—	—	107	1	2,675	—	—	—	—	2,676
Stock compensation expense	—	—	—	—	32,150	—	—	—	—	32,150
Net cash received on option exercises	—	—	—	—	17,985	—	—	—	—	17,985
Treasury stock purchases	—	—	—	—	—	—	—	(2,811)	(106,203)	(106,203)
Balance, January 30, 2021	—	$—	143,428	$1,434	$826,377	$(295,339)	$(20,528)	(6,236)	$(192,617)	$319,327

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$421,030	$187,176	$127,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,454	157,000	162,223
Amortization of debt issuance costs and accretion of original issues discount	4,362	5,172	6,556
Debt extinguishment and refinancing charges	4,077	2,167	23,602
Impairment charges	—	13,306	3,962
Stock-based compensation expense	32,150	18,796	57,677
Deferred income tax provision (benefit)	(9,197)	10,246	(12,314)
Changes in operating leases and other non-cash items	9,389	2,028	2,362
Increase (decrease) in cash due to changes in:
Accounts receivable	33,634	(12,053)	(3,976)
Merchandise inventories	(124,193)	(29,196)	(33,168)
Prepaid expenses and other current assets	(3,496)	22,169	26,338
Other assets	(1,682)	1,710	874
Accounts payable	201,663	(30,468)	64,932
Accrued expenses	97,690	15,640	3,303
Other non-current liabilities	35,665	(8,550)	(2,529)
Net cash provided by operating activities	868,546	355,143	427,103
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(218,333)	(196,901)	(145,913)
Proceeds from sale leaseback transactions	25,893	21,606	—
Net cash used in investing activities	(192,440)	(175,295)	(145,913)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(3,297)	(14,829)	(36,167)
Paydown of the First Lien Term Loan and extinguishment of Second Lien Term Loan	(510,000)	(200,000)	(975,633)
Proceeds from ABL facility	996,000	1,390,000	1,587,000
Payments on ABL facility	(1,064,000)	(1,301,000)	(1,515,000)
Debt issuance costs paid	—	(21)	(982)
Dividends paid	(25)	(25)	(25)
Capital lease and financing obligations payments	(984)	(612)	(691)
Net cash received (paid) from stock option exercises	17,985	11,072	(14,240)
Net cash received from Employee Stock Purchase Program (ESPP)	2,676	1,728	—
Acquisition of treasury stock	(106,203)	(67,305)	(19,109)
Proceeds from IPO, net of underwriters' discount and commission	—	—	690,970
Payment of IPO costs	—	—	(5,081)
Proceeds from financing obligations	5,056	4,202	—
Other financing activities	—	—	(40)
Net cash used in financing activities	(662,792)	(176,790)	(288,998)
Net increase (decrease) in cash and cash equivalents	13,314	3,058	(7,808)
Cash and cash equivalents, beginning of period	30,204	27,146	34,954
Cash and cash equivalents, end of period	$43,518	$30,204	$27,146
Supplemental cash flow information:
Interest paid	$65,274	$96,861	$152,882
Income taxes paid	154,668	40,351	15,845
Non-cash financing and investing activities:
Lease liabilities arising from obtaining right-of-use assets	154,714	166,602	—
Conversion of contingently redeemable common stock into common stock	—	—	13,202
Property additions included in accrued expenses	13,131	11,247	13,849

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries (the "Company" or "BJ’s") is a leading warehouse club operator concentrated primarily on the east coast of the United States of America. As of January 30, 2021, BJ’s operated 221 warehouse clubs in 17 states.

BJ’s business is moderately seasonal in nature. Historically, the Company has realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively. The quarterly results have been and will continue to be affected by the timing of new club openings and their associated pre-opening expenses. As a result of these factors, the financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

BJ's Wholesale Club, Inc., the primary operating subsidiary of the registrant, was previously an independent publicly traded corporation until its acquisition on September 30, 2011, by a subsidiary of Beacon Holding Inc., a company incorporated on June 24, 2011 by investment funds affiliated with or advised by CVC Capital Partners ("CVC") and Leonard Green & Partners, L.P. ("Leonard Green") (the "Sponsors") for the purpose of the acquisition. On February 23, 2018, Beacon Holding Inc. changed its name to BJ's Wholesale Club Holdings, Inc. On July 2, 2018, BJ's Wholesale Club Holdings, Inc. became a publicly traded entity in connection with its IPO of common stock and listing on the New York Stock Exchange ("NYSE") under the ticker symbol "BJ".

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

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2020 ("2020") consists of the 52 weeks ended January 30, 2021, fiscal year 2019 ("2019") consists of the 52 weeks ended February 1, 2020 and fiscal year 2018 ("2018") consists of the 52 weeks ended February 2, 2019.

Reclassification

We adjusted the statement of cash flows for fiscal years 2019 and 2018 to reclassify the change in book overdraft amounts into the accounts payable and accrued expenses line items, all within net cash provided by operating activities.

Initial Public Offering and Secondary Offerings

On July 2, 2018, the Company completed its IPO, in which the Company issued and sold 43,125,000 shares of its common stock (including 5,625,000 shares of common stock that were subject to the underwriters’ option to purchase additional shares) at an initial public offering price of $17.00 per share. The Company received total aggregate proceeds of $685.9 million, net of underwriters’ discounts, commissions and other transaction expenses, which totaled $47.2 million.

On July 2, 2018, the Company used the net proceeds from the IPO to extinguish the total outstanding balance of $623.3 million of its senior secured second lien term loan facility (the "Second Lien Term Loan"). See Note 5, Debt and Credit Arrangements, for further discussion regarding the Second Lien Term Loan extinguishment.

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

On June 27, 2019, the Company completed a registered sale of 9,977,024 shares of the Company's common stock at a price of $25.41 per share. In connection with this offering, the Company repurchased 2,500,000 shares at $25.41 per share. The Company did not receive any proceeds from this offering or incur underwriters’ discounts or commissions on the sale. The Company incurred immaterial transaction costs related to the June 27, 2019 offering. The Sponsors, CVC and Leonard Green Partners no longer hold any shares of the Company's common stock.

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

Estimates Included in Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and stockholders’ equity, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates relied upon in preparing these consolidated financial statements are estimating workers' compensation and general liability self-insurance reserves. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates.

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

The following table summarizes the percentage of net sales by category:

	Fiscal Year
	2020	2019	2018
Grocery (1)	77%	72%	73%
General merchandise and services	14%	15%	14%
Gasoline and other	9%	13%	13%

(1)	Grocery includes the legacy perishables, edible grocery and non-edible grocery division.

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

The warehouse clubs are primarily located in the eastern United States. Sales from the New York metropolitan area made up approximately 25% of net sales in each of fiscal years 2020, 2019 and 2018.

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

Accounts Receivable

Accounts receivable consists primarily of credit card receivables and receivables from vendors related to rebates and coupons and is stated net of allowances for doubtful accounts of $3.1 million and $0.9 million at January 30, 2021 and February 1, 2020, respectively. The determination of the allowance for doubtful accounts is based on BJ’s historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.

Merchandise Inventories

Inventories are stated at the lower of cost and determined under the average cost method, or net realizable value. The Company recognizes the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable. The Company writes down inventory for estimated shrinkage for the period between physical inventories based on historical results of previous physical inventories, shrinkage trends or other judgments management believes to be reasonable under the circumstances.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Buildings and improvements are depreciated over estimated useful lives of 33 years. Interest related to the development of buildings is capitalized during the construction period. Leasehold costs and improvements are amortized over the remaining lease term (which includes renewal periods that are reasonably assured) or the asset’s estimated useful life, whichever is shorter. Furniture, fixtures and equipment are depreciated over estimated useful lives, ranging from three to ten years. Depreciation expense was $155.6 million in fiscal year 2020, $143.5 million in fiscal year 2019 and $140.4 million in fiscal year 2018.

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

Deferred Issuance Costs

The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. Debt issuance costs associated with the ABL Facility (as defined in Note 5) are recorded within other assets. Debt issuance costs are amortized over the term of the related financing arrangements on a straight-line basis, which is materially consistent with the effective interest method. Amortization of deferred debt issuance costs is recorded in interest expense and was $2.5 million in fiscal year 2020, $2.7 million in fiscal year 2019 and $3.3 million in fiscal year 2018.

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

The Company may assess its goodwill for impairment initially using a qualitative approach ("step zero") to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative assessment for goodwill is an assessment requires comparing the carrying value of a reporting unit, including goodwill, to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded to write down goodwill to its implied fair value and is recorded as a component of selling, general and administrative expenses ("SG&A"). The Company assessed the recoverability of goodwill in fiscal years 2020, 2019 and 2018 and determined that there was no impairment.

The Company assesses the recoverability of its trade name whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of the trade name exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its estimated fair value as a component of SG&A. The Company assessed the recoverability of the BJ’s trade name and determined that its estimated fair value exceeded its carrying value and that no impairment was necessary in fiscal years 2020, 2019 or 2018.

Impairment of Long-Lived Assets

The Company reviews the realizability of long-lived assets periodically and whenever a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3). Current and expected operating results and cash flows and other factors are considered in connection with management’s reviews. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of individual clubs and consolidated net cash flows for long-lived assets not identifiable to individual clubs. Impairment losses are measured as the difference between the carrying amount and the estimated fair value of the assets being evaluated. In fiscal year 2020, the Company recorded no impairment charges. In fiscal year 2019, the Company recorded $13.3 million of impairment charges to lower the carrying value of the assets to their estimated fair value. The total impairment charges consisted of $1.7 million related to IT assets, $2.0 million related to fixed assets and $9.6 million related to operating lease right of use ("ROU") assets. The fixed asset impairment charges and operating lease ROU asset impairment charges related to four club locations. The combined fixed assets and ROU asset carrying value of these four locations after the impairment charge was $10.5 million. In fiscal year 2018, the Company recorded an impairment loss of $4.0 million on one club to lower the carrying value of the fixed assets to their estimated fair value less cost to sell.

Asset Retirement Obligations

An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are placed in service, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized in leasehold improvements and depreciated over their useful life. The Company’s asset retirement obligations relate to the future removal of gasoline tanks and solar panels installed at leased clubs and the related assets associated with the gas stations and solar panel locations. See Note 14 for further information on the amounts accrued.

Workers' Compensation and General Liability Self-insurance Reserves

We are primarily self-insured for workers’ compensation and general liability claims. Amounts in excess of certain levels, which range from $0.3 million to $1.0 million per occurrence, are insured as a risk reduction strategy, to mitigate catastrophic losses. Reported reserves for these claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The estimates are developed utilizing actuarial methods and are based on historical claims experience and other actuarial assumptions related to loss development factors. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. When historical losses are not a good measure of future liability, such as in the event of COVID-19, we base our estimates of ultimate liability on our interpretation of current law, claims filed to date and other relevant factors which are subject to change. These accruals are included in accrued expenses and other current liabilities and other non-current liabilities in the Company's Consolidated Balance Sheets.

Revenue Recognition - Performance Obligations

The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue as it satisfies a performance obligation by transferring control of the goods or services to the customer.

Merchandise sales—The Company recognizes sales of merchandise at clubs and gas stations when the customer takes possession of the goods and tenders payment. Sales of merchandise at the Company’s clubs and gas stations, excluding sales taxes, represented approximately 95% of the Company’s net sales and approximately 93% of the Company’s total revenues for fiscal year 2020. Sales taxes are recorded as a liability at the point of sale. Revenue is recorded at the point of sale based on the transaction price on the shelf sign, net of any applicable discounts, sales taxes and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the shipping point.

BJ's Perks Rewards and My BJ's Perks programs— The Company’s BJ’s Perks Rewards® membership program allows participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ’s. The Company also offers a co-branded credit card program, the My BJ’s Perks® program, which allows My BJ’s Perks® Mastercard credit card holders to earn up to 5% cash back on eligible purchases made at BJ’s up to 2% cash back on purchases made with the card outside of BJ’s. Cash back is in the form of electronic awards issued in $10 increments that may be used online or in-club at the register and expire six months from the date issued.

Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or the Company’s website. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $25.5 million at January 30, 2021 and $26.7 million at February 1, 2020.

Royalty revenue received in connection with the My BJ's Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company's total deferred royalty revenue related to the outstanding My BJ's Perks credit card program was $13.5 million and $14.8 million at January 30, 2021 and February 1, 2020, respectively. The timing of revenue recognition of these awards is driven by actual customer activities, such as redemptions and expirations. At January 30, 2021, the Company expects to recognize $13.4 million of the deferred revenue in fiscal year 2021, and expects the remainder will be recognized in the years thereafter.

Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. Because the Company has the obligation to provide access to its clubs, website and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $155.6 million and $144.0 million at January 30, 2021 and February 1, 2020, respectively.

Gift Card Programs—The Company sells BJ’s gift cards that allow customers to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized upon redemption of the gift card because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. Deferred revenue related to gift cards was $10.3 million at both January 30, 2021 and February 1, 2020. The Company recognized approximately $39.7 million, $49.1 million and $50.0 million of revenue from gift card redemptions in the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019, respectively.

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

Returns and Refunds—The Company’s products are generally sold with a right of return and may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends, changes in sales volume and acceptance of the Company’s products when evaluating the adequacy of the sales returns allowance in any accounting period.

The sales returns reserve, which reduces sales and cost of sales for the estimated impact of returns, was $7.2 million in fiscal year 2020, $6.5 million in fiscal year 2019 and $6.8 million in fiscal year 2018.

Customer Discounts—Discounts given to customers are usually in the form of coupons and instant markdowns and are recognized as redeemed and recorded in contra-revenue accounts, as they are part of the transaction price of the merchandise sale. Manufacturer coupons that are available for redemption at all retailers are not reduced from the sale price of merchandise.

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

Policy Elections

In addition to those previously disclosed, the Company made the following accounting policy elections and practical expedients:

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

The Company adopted ASC 842 using the modified retrospective method at the beginning of fiscal year 2019. In accordance with ASC 842, the Company did not recast comparative periods in transition to ASC 842 and instead reported comparative periods under ASC 840. Adoption of the standard resulted in the initial recognition of $2.040 billion of operating lease right-of-use ("ROU") assets and $2.071 billion of operating lease liabilities as of February 3, 2019. The difference between the assets and liabilities is attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the ROU assets. Finance leases were not impacted by the adoption of the new guidance as finance lease liabilities and the corresponding assets were recorded on the consolidated balance sheet under the previous guidance. The adoption of this standard did not have a material impact on the Company’s annual audited Consolidated Statements of Operations and Comprehensive Income, Statements of Contingently Redeemable Common Stock and Stockholders’ Equity (Deficit) or Cash Flows, and had a $11.6 million impact on beginning retained earnings in fiscal year 2019 primarily associated with the impact of the Company's deferred gain on prior years' sale leaseback transactions, net of tax. The Company elected the transition package of practical expedients permitted within the new standard which, among other things, allowed it to carry-forward the historical lease classification. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of ROU assets and therefore continued to utilize lease terms determined under previous lease guidance.

Pre-opening Expenses

Pre-opening expenses consist of direct incremental costs of opening or relocating a facility and are expensed as incurred.

Advertising Costs

Advertising costs generally consist of efforts to acquire new members and typically include media advertising (some of which is vendor-funded). BJ’s expenses advertising as incurred as a component of SG&A. Advertising expenses were approximately 0.6%, 0.6% and 0.7% of net sales in fiscal years 2020, 2019 and 2018, respectively.

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

Prior to the consummation of the IPO on June 28, 2018, the estimated fair value of the Company's stock was determined by its board of directors, with input from management and considering third-party valuations of common stock. Subsequent to the IPO date, the Company's common stock was listed on the NYSE and its value is determined by the market price on the NYSE. See Note 10 for additional description of the accounting for stock-based awards.

Earnings Per Share

Basic net income per share attributable to common stockholders is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period, including contingently redeemable common stock recorded outside of stockholders’ equity. Basic income from continuing operations per share attributable to common stockholders is calculated by dividing income from continuing operations available to common stockholders by the weighted-average number of common shares outstanding for the period, including contingently redeemable common stock recorded outside of stockholders’ equity. Basic loss from discontinuing operations per share attributable to common stockholders is calculated by dividing loss from discontinuing operations available to common stockholders by the weighted-average number of common shares outstanding for the period, including contingently redeemable common stock recorded outside of stockholders’ equity.

Diluted net income per share attributable to common stockholders is calculated by dividing net income available to common stockholders by the diluted weighted-average number of common shares outstanding for the period. Diluted income from continuing operations per share attributable to common stockholders is calculated by dividing income from continuing operations available to common stockholders by the diluted weighted-average number of common shares outstanding for the period. Diluted loss from discontinuing operations per share attributable to common stockholders is calculated by dividing loss from discontinuing operations available to common stockholders by the diluted weighted-average number of common shares outstanding for the period.

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

The Company records liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where an individual tax position is evaluated as to whether it has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have less than a 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized on ultimate settlement. The actual benefits ultimately realized may differ from the estimates. In future periods, changes in facts, circumstances and new information may require the Company to change the recognition and measurement estimates regarding individual tax positions. Changes in recognition and measurement estimates are recorded in income tax expense and liability in the period in which such changes occur.

Any interest or penalties incurred related to unrecognized tax benefits are recorded as a component of the provision for income tax expense.

Derivative Financial Instruments

All derivatives are recognized as either assets or liabilities on the Consolidated Balance Sheets and measurement of these instruments is at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income and are recognized in the consolidated statement of operations when the hedged item affects earnings. Any portion of the change in fair value that is determined to be ineffective is immediately recognized in earnings as SG&A. Derivative gains or losses included in accumulated other comprehensive income are reclassified into earnings at the time the hedged transaction occurs as a component of SG&A.

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

The Company uses a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1 - Quoted market prices in active markets for identical assets or liabilities.

•

Level 2 - Observable inputs other than quoted market prices included in Level 1 such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Comprehensive Income

Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with equity holders, and would normally be recorded in the consolidated statements of stockholders’ equity and the consolidated statements of comprehensive income. Other comprehensive income consists of unrealized gains and losses from derivative instruments designated as cash flow hedges and postretirement medical plan adjustments.

Recently Issued Accounting Pronouncements

Reference Rate Reform (ASU 2021-01 and ASU 2020-04)

On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The amendments clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments are effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date the entity applies the election. The amendments do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). The Company has determined the adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has determined the adoption of this standard will not have a material impact on the Company's consolidated financial statements.

Recently Adopted Accounting Pronouncements

Fair Value Measurement (ASU 2018-13)

In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement which updates the guidance to Fair Value Measurement (Topic 820). The updated guidance modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 at the beginning of fiscal year 2020 on a prospective basis and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

Management Agreement

The Company had a management services agreement with the Sponsors for ongoing consulting and advisory services that terminated upon consummation of the Company's IPO. The management services agreement provided for the aggregate payment of management fees to the Sponsors (or advisory affiliates thereof) of $8.0 million per year, plus out of pocket expenses. The Company incurred no management fees or out of pocket expenses in fiscal years 2020 and 2019, and $3.3 million of such fees in fiscal year 2018. Management fees and expenses are reported in SG&A in the Consolidated Statements of Operations and Comprehensive Income.

Other Relationships

One of the Company’s suppliers, Advantage Solutions Inc., is controlled by affiliates of the Sponsors. Advantage Solutions Inc. is a provider of in-club product demonstration and sampling services. Currently, the Company engages them from time to time to provide ancillary support services, including temporary club labor as needed. The Company incurred approximately $13.5 million, $42.6 million and $43.9 million of costs payable to Advantage Solutions for services rendered during fiscal years 2020, 2019 and 2018, respectively. The demonstration and sampling service fees are fully funded by merchandise vendors who participate in the program.

The Company believes the terms obtained or consideration paid or received, as applicable, in connection with the transactions were comparable to terms available or amounts that would be paid or received, as applicable, in arms’ length transactions with unrelated parties.

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

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either an operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. The Company has operating and finance leases for the Company's clubs, and operating leases for the Company's distribution centers, corporate office, and stand-alone gas stations. Operating leases, net of accumulated amortization, are included in operating lease ROU assets, and current and non-current operating lease liabilities, on the Consolidated Balance Sheets. Finance leases are included in property and equipment, accrued expenses and other current liabilities, and other non-current liabilities on the Consolidated Balance Sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of the ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term, which amortizes the ROU assets by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU assets that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in SG&A on the Consolidated Statement of Operations and Comprehensive Income. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.

The Company is generally obligated for the cost of property taxes, insurance, and maintenance relating to its leases, which are often variable lease payments. Such costs are presented as occupancy costs for finance and operating leases included in SG&A on the Consolidated Statement of Operations and Comprehensive Income.

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

As of both January 30, 2021 and February 1, 2020, assets recorded under finance leases were $19.3 million and accumulated amortization associated with finance leases was $10.6 million and $9.5 million, respectively. ROU assets recorded as operating leases were $2.363 billion and $2.209 billion, respectively. Accumulated amortization associated with operating leases was $304.7 million and $148.7 million, respectively. As of January 30, 2021 and February 1, 2019, the Company also recorded non-cash increases of $154.7 million and $176.2 million to ROU assets and liabilities resulting from lease reassessments, respectively. There was no decrease in fiscal year 2020 and a decrease of $9.6 million to ROU assets resulting from lease impairment charges in fiscal year 2019.

The following table is a summary of the Company’s components of total lease costs for the years ended January 30, 2021 and February 1, 2020 (in thousands):

	January 30, 2021	February 1, 2020
Operating lease cost	$327,325	$322,346
Finance lease cost:
Amortization of right-of-use assets	564	1,128
Interest on lease liabilities	3,965	2,503
Total finance lease costs	4,529	3,631
Sublease income	(251)	—
Variable lease costs	230	98
Net lease costs	$331,833	$326,075

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of January 30, 2021 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	9.1	8.3
Weighted-average discount rate percentage	8.1%	8.3%

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

Operating cash flows paid for operating leases	$317,997
Operating cash flows paid for interest portion of finance leases	3,965
Financing cash flows paid for principal portion of finance leases	984

Future lease commitments to be paid by the Company as of January 30, 2021 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2021	$329,095	$3,439
2022	331,441	3,439
2023	322,620	3,439
2024	303,559	3,439
2025	286,256	3,766
Thereafter	1,958,707	13,076
Total future minimum lease payments	3,531,678	30,598
Less: imputed interest	(1,411,325)	(15,378)
Present value of lease liabilities	$2,120,353	$15,220

As of January 30, 2021, the Company had certain executed real estate and gas station leases that have not yet commenced and therefore are not reflected in the tables above. These leases are expected to commence in fiscal year 2021 with lease terms ranging from 15 years to 20 years.

5.	Debt and Credit Arrangements

Debt consisted of the following at January 30, 2021 and February 1, 2020 (in thousands):

	January 30, 2021	February 1, 2020
ABL Facility	$310,000	$378,000
First Lien Term Loan	801,920	1,315,216
Unamortized debt discount and debt issuance costs	(5,745)	(12,531)
Less: Current portion	(260,000)	(343,377)
Long-term debt	$846,175	$1,337,308

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

At January 30, 2021, there was $310.0 million outstanding in borrowings under the ABL Facility and $15.0 million in outstanding letters of credit. The agreement governing the ABL Facility provides for a step down in the interest rate upon the achievement of certain debt ratings upgrades, which were achieved in July 2020. As of January 30, 2021, the interest rate on the revolving credit facility was 1.25% and unused capacity was $641.1 million.

At  February 1, 2020, there was $378.0 million outstanding in borrowings under the ABL Facility and $17.5 million in outstanding letters of credit. As of February 1, 2020, the interest rate on the revolving credit facility was 2.78% and unused capacity was $496.3 million.

First Lien Term Loan

On August 13, 2018, the Company amended its First Lien Term Loan to reduce the applicable interest rates and reduce the principal on the loan. The Company drew $350.0 million under its ABL Facility to fund the transaction. As amended, the First Lien Term Loan had an initial principal amount of $1,537.7 million and interest was calculated either at LIBOR plus 275 to 300 basis points or a base rate plus 175 to 200 basis points based on the Company achieving a net leverage ratio of 3.00 to 1.00, which was achieved in July 2020. Total fees associated with the refinancing were approximately $1.8 million and were expensed. The Company wrote off $4.4 million of previously capitalized debt issuance costs and original issue discounts.

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

On January 29, 2020, the Company amended its First Lien Term Loan to reduce the applicable interest rates. As amended, the First Lien Term Loan has an initial principal amount of $1,315.2 million and interest is calculated either at LIBOR plus 225 basis points basis or a base rate plus 125 basis points and provided for a 25 basis point step down in the interest rate upon the achievement of certain debt ratings upgrades. Total fees associated with the refinancing were approximately $1.7 million. The Company wrote off $0.1 million of previously capitalized debt issuance costs and original issue discount and expensed $1.7 million of new third-party fees.

On July 13, 2020, the Company paid $150.0 million of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $1.3 million of previously capitalized deferred debt issuance costs and original issue discount. On July 29, 2020, due to upgrades in credit ratings, the base rate was reduced to LIBOR plus 200 basis points.

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

At January 30, 2021, there was $801.9 million outstanding on the First Lien Term Loan. The agreement governing the First Lien Term Loan provides for a step down in the interest rate upon the achievement of certain debt ratings upgrades, which were achieved in July 2020. At January 30, 2021, the interest rate for the First Lien Term Loan was 2.13% and at February 1, 2020, there was $1,315.2 million outstanding on the First Lien Term Loan and at February 1, 2020, the interest rate for the First Lien Term Loan was 3.90%.

Second Lien Term Loan

On July 2, 2018, the Company paid off the Second Lien Term Loan by extinguishing the entire outstanding amount of $623.3 million. In connection with the debt extinguishment, the Company paid a $6.2 million prepayment premium. The Company recorded debt extinguishment charges of $19.2 million in conjunction with the paydown, of which $13.0 million represents write-off of previously capitalized deferred debt issuance costs associated with the Second Lien Term Loan.

Future minimum payments

Scheduled future minimum principal payments on debt as of January 30, 2021 are as follows (in thousands):

Fiscal Year:	Principal Payments
2021	$260,000
2022	—
2023	851,920
2024	—
2025	—
Thereafter	—
Total	$1,111,920

6.	Interest Expense, Net

The following details the components of interest expense for the periods presented (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Interest on debt	$65,064	$96,747	$128,643
Interest on capital lease and financing obligations	3,965	2,503	4,119
Debt issuance costs amortization	2,496	2,745	3,322
Original issue discount amortization	1,865	2,427	3,233
Loss on debt extinguishment	4,077	3,820	25,405
Loss on cash flow hedge	6,927	—	—
Capitalized interest	(9)	(12)	(187)
Interest expense, net	$84,385	$108,230	$164,535

7.	Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	January 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Goodwill	$924,134	$—	$924,134

Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,000	(202,266)	42,734
Private label brands	8,500	(6,611)	1,889
Total intangible assets	$344,000	$(208,877)	$135,123

	February 1, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Goodwill	$924,134	$—	$924,134

Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,000	(191,113)	53,887
Private label brands	8,500	(5,902)	2,598
Total intangible assets	$344,000	$(197,015)	$146,985

The Company records amortization expenses of intangible assets as a component of SG&A. Member relationships are amortized over 15.3 years and private label brands are amortized over 12 years.

The Company recorded amortization expenses of $11.9 million, $13.5 million and $21.8 million as a component of SG&A for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019, respectively. The Company estimates that amortization expenses related to intangible assets will be as follows in each of the next five fiscal years (in thousands):

Intangible Assets
2021	$10,483
2022	9,230
2023	7,866
2024	6,517
2025	5,630

8.	Commitment and Contingencies

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

The MSA also gave employees the ability to put any shares back to the Company at fair market value upon death or disability while actively employed. As neither death nor disability while actively employed is a certainty, the shares of common stock held by the employee stockholders were considered to be contingently redeemable common stock and were accounted for outside of stockholders’ equity until the shares of common stock were either repurchased by the Company or the put right terminated. Both the Company’s repurchase right and the employee stockholder’s put right terminated upon the consummation the IPO. The contingently redeemable common stock was recorded at fair value of the common stock at the date of issuance. Because meeting the contingency is not probable, the contingently redeemable common stock was not remeasured to fair value at each reporting date. When the Company executed its IPO in 2018, all remaining grants under the MSA were reclassified to common stock. As of both January 30, 2021 and  February 1, 2020, there is no contingently redeemable common stock recorded on the Consolidated Balance Sheet.

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

On June 13, 2018, the Company’s board of directors adopted, and its stockholders approved, the BJ's Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the "2018 Plan"). The 2018 Plan provides for the grant of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, stock appreciation rights, and cash awards. Prior to the adoption of the 2018 Plan, the Company granted stock-based compensation to employees and non-employee directors, respectively, under the Fourth Amended and Restated 2011 Stock Option Plan of BJ's Wholesale Club Holdings, Inc. (f/k/a Beacon Holdings, Inc.), as amended (the "2011 Plan"), and the 2012 Director Stock Option Plan of BJ's Wholesale Club Holdings, Inc. (f/k/a Beacon Holding Inc.), as amended (the "2012 Director Plan"). No further grants will be made under 2011 Plan or the 2012 Director Plan.

The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, 2011 Plan or 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR"), that are not issued in connection with the stock settlement of the SAR on its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan or 2012 Director Plan. As of January 30, 2021, there were 5,835,226 shares available for future issuance under the 2018 Plan.

Stock option awards are generally granted with vesting periods of three years. All options have a contractual term of ten years. The Company recognized $32.2 million ($23.2 million post-tax), $18.8 million ($13.5 million post-tax) and $57.7 million ($41.5 million post-tax) of total stock-based compensation for fiscal years 2020, 2019 and 2018, respectively. As of January 30, 2021, there was approximately $40.8 million of unrecognized compensation cost, which is expected to be recognized over the next three years.

The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions (no dividends were expected):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Risk-free interest rate range	0.44%-0.44%	2.36% - 2.36%	2.56% - 2.73%
Expected volatility	25.0%	25.8%	26.9%
Weighted-average expected option life (in years)	6.0	6.0	5.9
Weighted-average grant-date fair value	$6.29	$8.37	$5.16

The risk-free interest rate was based on United States Treasury yields in effect at the time of the grant for notes with terms comparable to the awards. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon an average of the vesting and contractual terms of the options. Forfeitures are recorded as incurred.

Presented below is a summary of the stock option activity and weighted-average exercise prices for fiscal year ended January 30, 2021:

(Options in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life (in years)
Outstanding, beginning of period	5,213	$14.00
Granted	441	25.07
Forfeited	(91)	21.78
Exercised	(1,890)	9.41
Outstanding, end of period	3,673	17.50	7.3
Vested and expected to vest, end of period	3,673	17.50	7.3
Exercisable, end of period	2,285	14.33	6.8

The total intrinsic value of options exercised in fiscal years 2020, 2019 and 2018 was $45.0 million, $37.1 million and $88.2 million, respectively. The Company received a tax benefit related to these option exercises of approximately $12.6 million, $10.4 million and $24.8 million in fiscal years 2020, 2019 and 2018, respectively. As of January 30, 2021, the total intrinsic value of options vested and expected to vest was $90.2 million.

Presented below is a summary of our non-vested restricted shares, restricted stock units and performance stock and weighted-average grant-date fair values for the fiscal year ended January 30, 2021:

	Restricted Stock		Restricted Stock Units		Performance Stock
(Shares in thousands)	Shares	Weighted-average Grant-Date Fair Value	Shares	Weighted-average Grant-Date Fair Value	Shares	Weighted-average Grant-Date Fair Value
Outstanding, beginning of period	1,445	$25.22	30	$25.83	—	$—
Granted	773	26.95	31	33.38	527	23.96
Forfeited	(98)	24.49	—	—	—	—
Vested	(545)	24.69	(32)	25.41	—	—
Outstanding, end of period	1,575	$26.29	29	$34.54	527	$23.96

2018 Employee Stock Purchase Plan

On June 14, 2018, the Company’s board of directors adopted and its stockholders approved the BJ's Wholesale Club Holdings, Inc. 2018 Employee Stock Purchase Plan (the "ESPP"), which became effective the day prior to the first day of public trading of the Company’s equity securities. The aggregate number of shares of common stock that was be reserved for issuance under our ESPP was be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors. The offering under the ESPP commenced on January 1, 2019. The amount of expense recognized in the fiscal years ended January 30, 2021 and February 1, 2020 was $0.6 million and $0.4 million respectively.

Treasury Shares Acquired on Restricted Stock Awards

On June 27, 2019, the Company completed an offering of 9,977,024 shares of the Company's common stock and, in connection with the offering, the Company repurchased 2,500,000 shares of common stock at a price of $25.41 per share. These repurchased shares are being held in treasury.

In addition, 212,173 shares and 143,205 shares were reacquired to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in fiscal year 2020 and fiscal year 2019, respectively. These reacquired shares were recorded as $6.5 million and $3.8 million of treasury stock in fiscal years 2020 and 2019, respectively.

Share Repurchase Program

On December 19, 2019, the Company's board of directors authorized the repurchase of up to $250.0 million of the Company's outstanding common stock from time to time as market conditions warrant (the "Program"). The Program expires at the end of fiscal year 2021. We initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. As of January 30, 2021, $150.3 million remained available to purchase under the Program. The Company repurchased 2,599,282 shares during fiscal year 2020 and no shares in fiscal year 2019.

11.	Income Taxes

The provision for income taxes from continuing operations includes the following (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Federal:
Current	$94,947	$29,187	$14,641
Deferred	(1,130)	9,541	(9,563)
State:
Current	51,074	16,780	11,877
Deferred	(8,066)	704	(5,129)
Total income tax provision	$136,825	$56,212	$11,826

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Statutory federal income tax rates	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	6.1	5.7	3.8
Effect of federal rate change	—	—	(1.8)
Work opportunity and solar energy tax credit	(0.6)	(1.0)	(1.3)
Charitable contributions	(0.2)	(0.2)	(0.5)
Prior year adjustments	(0.2)	0.1	0.1
Share-based compensation	(1.5)	(2.7)	(10.8)
Other	(0.1)	0.1	(2.0)
Effective income tax rate	24.5%	23.0%	8.5%

Significant components of the Company’s deferred tax assets and liabilities as of January 30, 2021 and February 1, 2020 are as follows (in thousands):

	January 30, 2021	February 1, 2020
Deferred tax assets:
Operating lease liability	$593,699	$590,952
Self-insurance reserves	34,272	28,459
Rental step liabilities	—	266
Compensation and benefits	28,549	14,583
Interest	—	4,281
Capital lease and financing obligations	2,881	2,061
Interest rate swap	8,620	10,988
Environment clean up reserve	4,450	4,027
Startup costs	2,413	2,838
Other	18,412	16,959
Total deferred tax assets	$693,296	$675,414

Deferred tax liabilities:
Operating lease right-of-use assets	$576,425	$576,787
Fixed assets	104,458	90,317
Intangible assets	37,834	41,156
Debt costs	1,849	3,605
Lease incentive gain	525	735
Other	11,564	9,014
Total deferred tax liabilities	732,655	721,614
Net deferred tax liabilities	$(39,359)	$(46,200)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020
Balance, beginning of period	$2,161	$2,524
Reductions for tax positions taken during prior years	—	(244)
Additions for tax positions taken during the current year	97	90
Lapses in statute of limitations	(57)	(41)
Audit resolution	—	(168)
Balance, end of period	$2,201	$2,161

The total amount of unrecognized tax benefits, reflective of federal tax benefits at both January 30, 2021 and February 1, 2020 that, if recognized, would favorably affect the effective tax rate was $1.9 million.

As of January 30, 2021, management has determined it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next twelve months by less than $0.1 million, due to the expected resolution of state tax audits and the expiration of statute of limitations. The Company’s tax years from 2016 forward remain open and are subject to examination by the Internal Revenue Service or various state taxing jurisdictions.

The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. For the period ended January 30, 2021, the Company recognized no interest expense. For the periods ended February 1, 2020 and February 2, 2019, the Company recognized $0.3 million and $0.4 million in interest income, respectively. As of both January 30, 2021 and February 1, 2020, the Company had $0.2 million of accrued interest related to income tax uncertainties.

12.	Retirement Plans

Under BJ’s 401(k) savings plans, participating employees may make pretax contributions up to 50% of covered compensation subject to federal limits. The Company matches employee contributions at 50% of the first six percent of covered compensation. The Company’s expense under these plans was $11.6 million, $10.0 million and $9.3 million for fiscal years 2020, 2019 and 2018, respectively.

The Company has a non-contributory defined contribution retirement plan for certain key employees. Under this plan, the Company funds annual retirement contributions for the designated participants on an after-tax basis. The Company’s contributions equaled 5% of the participants’ base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four full fiscal years of service. Pretax expense under this plan was $2.8 million, $2.6 million and $2.4 million in fiscal years 2020, 2019 and 2018, respectively.

13.	Postretirement Medical Benefits

The Company has a defined-benefit postretirement medical plan which covers employees who retire after age 55 with at least 10 years of service, who are not eligible for Medicare, and who participated in a Company-sponsored medical plan. Spouses and eligible dependents are also covered under the plan. Amounts contributed by retired employees under this plan are based on years of service prior to retirement. The plan was amended in 2015 to limit eligibility to only those who met the eligibility criteria, of age and years of service, by June 30, 2017. The plan can no longer accept any new enrollees, with estimated future benefit payments ending by June 30, 2027.

The Company recognizes the funded status of the postretirement medical plan in the Consolidated Balance Sheets. The funded status represents the difference between the projected benefit liability obligation of the plan and the fair value of the plan’s assets. Previously unrecognized deferred amounts such as actuarial gains and losses and the impact of plan changes are included in accumulated other comprehensive income. Changes in these amounts in future years are adjusted as they occur through accumulated other comprehensive income. The discount rates presented in the tables below were selected by referencing yields on high quality corporate bonds, using the Citigroup Pension Yield Curve.

Obligation and Funded Status

The changes in obligation and funded status of the plan at January 30, 2021 and February 1, 2020 were as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020
Change in Obligation
Projected benefit obligation, beginning of period	$3,606	$4,174
Company service cost	58	88
Interest cost	57	115
Plan participants’ contributions	197	225
Net actuarial loss	(271)	(279)
Benefit payments made directly by the Company	(901)	(717)
Projected benefit obligation, end of period	$2,746	$3,606
Change in Plan Assets
Fair value of plan assets, beginning of period	$—	$—
Company contributions	704	492
Plan participants’ contributions	197	225
Benefit payments made directly by the Company	(901)	(717)
Fair value of plan assets, end of period	—	—
Funded status, end of year	$(2,746)	$(3,606)

The funded status of the plan as of January 30, 2021 is recognized as a net liability in other non-current liabilities on the Consolidated Balance Sheets. The Company expects to contribute approximately $0.6 million to the postretirement plan in fiscal year 2021.

Components of Net Periodic Benefit Cost and Amounts Recognized in Other Comprehensive Income (Loss)

Net periodic postretirement benefit cost for the last three fiscal years consists of the following (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Service cost	$58	$88	$143
Interest cost	57	115	150
Net prior service credit amortization	(48)	(693)	(693)
Amortization of unrecognized gain	(638)	(962)	(316)
Net periodic postretirement benefit cost	$(571)	$(1,452)	$(716)
Discount rate used to determine cost	1.74%	3.04%	3.00%
Health care cost trend rates	6.00%	6.50%	6.50%

The change in accumulated other comprehensive loss ("AOCL"), gross of tax, consists of the following (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020
AOCL, the beginning of period	$(2,282)	$(3,658)
Net prior service credit amortization	48	693
Amortization of net actuarial gain	638	962
Net actuarial loss	(271)	(279)
AOCL, the end of the period	$(1,867)	$(2,282)

The Company expects to amortize approximately $0.8 million of net actuarial gain from AOCL into net periodic postretirement benefit cost in fiscal year 2021.

Assumptions

The following weighted-average assumptions were used to determine the postretirement benefit obligations:

	January 30, 2021	February 1, 2020
Discount rate	1.74%	3.04%
Health care cost trend rate assumed for next year	6.00%	6.50%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024

Cash Flows

The estimated future benefit payments for the postretirement health care plan at January 30, 2021 are (in thousands):

Fiscal Year	Future Minimum Payments
2021	$553
2022	602
2023	568
2024	485
2025	404
2026 to 2030	249
Total	$2,861

14.	Asset Retirement Obligations

The following is a summary of activity relating to the liability for asset retirement obligations, which the Company will incur primarily in connection with the future removal of solar panels, gasoline tanks and the related infrastructure. The following is included in other non-current liabilities on the Consolidated Balance Sheets (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Balance, beginning of period	$17,153	$15,248	$12,998
Accretion expense	1,302	1,111	1,031
Liabilities incurred during the year	874	794	1,219
Balance, end of period	$19,329	$17,153	$15,248

15.	Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows (in thousands):

	January 30, 2021	February 1, 2020
Deferred membership fee income	$155,580	$143,969
Employee compensation	132,341	70,481
Outstanding checks and payables	119,761	97,610
Insurance reserves	46,042	48,457
Sales, property, use and other taxes	43,803	32,442
BJ’s Perks rewards	34,452	35,952
Other	23,429	17,599
Utilities, advertising and accrued interest	22,809	16,166
Deferred revenues	18,118	30,697
Fixed asset accruals	13,131	11,247
Membership fee income sales and legal reserves	12,360	10,858
Repairs and maintenance	11,347	9,993
Gift cards	10,293	10,298
Professional services	7,371	5,445
Accrued federal and state income taxes	788	6,662
Total	$651,625	$547,876

The following table summarizes membership fee income activity for each of the last two fiscal years (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020
Deferred membership fee income, beginning of period	$143,969	$134,415
Cash received from members	344,715	311,705
Revenue recognized in earnings	(333,104)	(302,151)
Deferred membership fee income, end of period	$155,580	$143,969

16.	Other Non-current Liabilities

The major components of other non-current liabilities are as follows (in thousands):

	January 30, 2021	February 1, 2020
Workers’ compensation and general liability	$88,982	$64,882
Co-brand deferred revenue and other	12,579	15,901
Interest rate swap liability	25,279	39,244
Asset retirement obligations	19,329	17,153
Capital leases and financing obligations	14,118	15,230
Deferred wage taxes	20,593	—
Total other non-current liabilities	$180,880	$152,410

17.	Derivative Financial Instruments

Interest Rate Swaps

On November 13, 2018, the Company entered into three forward starting interest rate swaps (the "Interest Rate Swaps"), which were effective starting on February 13, 2019 and fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0% from February 13, 2019 until February 13, 2022.

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

On November 10, 2020, the Company terminated one of the Interest Rate Swaps, which fixed $360.0 million of its floating rate debt at a rate of approximately 3.0%. An additional interest rate swap, which fixed $240.0 million of its floating rate debt at 3.0% was determined to be ineffective. Gains and losses on the ineffective interest rate swap agreement will be recorded as interest expense.

The Interest Rate Swaps are recorded as a liability of $26.4 million in fiscal year 2020, with the net of tax amount for the effective and ineffective Interest Rate Swaps recorded in other comprehensive income and interest expense, respectively. The Interest Rate Swaps are recorded as a liability of $40.0 million in fiscal year 2019, with the net of tax amount for the effective Interest Rate Swaps recorded in other comprehensive income.

The Company elected hedge accounting for the interest rate swap agreements, and as such, the effective portion of the losses was recorded as a component of other comprehensive income. There were $1.7 million in unrealized gains and $20.6 million of unrealized losses recorded in fiscal years 2020 and 2019, respectively.

The fair value of derivative instruments included on the Consolidated Balance Sheets are as follows (in thousands):

Accounting for Cash Flow Hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	January 30, 2021	February 1, 2020
Interest rate swap	$600,000	3.00%	Other non-current liabilities	$(18,828)	$(20,035)
Interest rate swap	360,000	3.00%	Other non-current liabilities	—	(11,997)
Interest rate swap	240,000	3.00%	Other non-current liabilities	(7,525)	(8,003)
Net carrying amount	$1,200,000		Total liabilities	$(26,353)	$(40,035)

18.	Fair Value Measurements

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

Financial Assets and Liabilities

The gross carrying amount and fair value of the Company’s debt at January 30, 2021 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$801,920	$802,256
ABL Facility	310,000	310,000
Total Debt	$1,111,920	$1,112,256

The fair value of debt was determined based on quoted market prices and on borrowing rates available to the Company at January 30, 2021. These inputs are considered to be Level 2.

The gross carrying amount and fair value of the Company’s debt at February 1, 2020 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$1,315,216	$1,319,990
ABL Facility	378,000	378,000
Total Debt	$1,693,216	$1,697,990

The fair value of debt was determined based on quoted market prices and borrowing rates available to the Company at February 1, 2020. These inputs are considered to be Level 2.

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

19.	Earnings Per Share

The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for fiscal years 2020, 2019 and 2018:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Weighted-average common shares outstanding	136,110,860	136,173,675	116,599,102
Plus: Incremental shares of potentially dilutive securities
stock incentive awards	2,765,637	2,935,513	4,535,748
Weighted-average number of common and dilutive potential common shares outstanding	138,876,497	139,109,188	121,134,850

Stock options of 276,415 and 626,976 shares were excluded from the computation of diluted earnings for fiscal years 2020 and 2019, respectively, because their inclusion would have been anti-dilutive. Restricted shares of 206,698 and 466,778 were excluded from the computation of diluted earnings for fiscal years 2020 and 2019, respectively, because their inclusion would have been anti-dilutive. Similarly, stock incentive awards of 1,190,597 shares were excluded from the computation of diluted earnings for the end of fiscal year 2018.

20.	Condensed Financial Information of Registrant (Parent Company Only)

BJ’S WHOLESALE CLUB HOLDINGS, INC.

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020
ASSETS
Investment in subsidiaries	$319,327	$(54,344)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.01 par value; 5,000 shares authorized, and no shares issued or outstanding	$-	$-
Common stock; $0.01 par value; 300,000 shares authorized, 143,428 shares issued and 137,192 shares outstanding at January 30, 2021; 300,000 shares authorized, 140,723 shares issued and 137,298 shares outstanding at February 1, 2020	1,434	1,407
Additional paid-in capital	805,849	747,032
Accumulated deficit	(295,339)	(716,369)
Treasury stock, at cost, 6,236 shares at January 30, 2021 and 3,425 shares at February 1, 2020	(192,617)	(86,414)
Total stockholders’ equity (deficit)	$319,327	$(54,344)

BJ’S WHOLESALE CLUB HOLDINGS, INC.

(PARENT COMPANY-ONLY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Equity in net income of subsidiaries	$421,030	$187,176	$127,261
Net income	421,030	187,176	127,261
Net income per share attributable to common stockholders’:
Basic	$3.09	$1.37	$1.09
Diluted	3.03	1.35	1.05
Weighted-average number of common shares outstanding:
Basic	136,111	136,174	116,599
Diluted	138,876	139,109	121,135

A statement of cash flows has not been presented as BJ’s Wholesale Club Holdings, Inc. did not have any cash as of, or for, the years ended January 30, 2021, February 1, 2020 or February 2, 2019.

Basis of Presentation

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of BJ’s Wholesale Club Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of BJ’s Wholesale Club Holdings, Inc.’s operating subsidiaries to pay dividends may be restricted due to terms of the subsidiaries’ First Lien Term Loan and ABL Facility, as defined in Note 5. For example, the covenants of the ABL Facility restrict the payment of dividends to, among other exceptions, (i) a $25.0 million general basket, (ii) a basket for unlimited dividends and distributions if there is no event of default, availability under the ABL Facility is greater than 12.5% of the lesser of the commitments under the ABL Facility and the borrowing base under the ABL Facility for 6 months following such dividend or distribution and, if availability is less than 20% of the lesser of the commitments under the ABL Facility and the borrowing base under the ABL Facility, a 1.00 to 1.00 (or higher) fixed charge coverage ratio for 12 months after giving effect to such dividend or distribution, and (iii) a basket for up to 6.0% per annum of the net proceeds received by or contributed to the borrower’s common stock from certain of such public offerings. The covenants of the First Lien Term Loan restrict the payment of dividends and distributions to, among other exceptions, (i) a $25.0 million general basket, (ii) a basket for unlimited dividends and distributions if no event of default exists and the pro-forma total net leverage ratio is less than or equal to 4.25 to 1.00, (iii) a "growing" basket based on, among other things, retained excess cash flow subject to no event of default and compliance with a pro-forma interest coverage ratio of greater than or equal to 2.00 to 1.00, and (iv) a basket for 6.0% per annum of the net cash proceeds received from such qualified IPO that are contributed to the borrower in cash. As of January 30, 2021, the amount of net income free of such restrictions and available for payment by BJ’s Wholesale Club Holdings, Inc. as dividends was $421.0 million, and the total amount of restricted net assets of consolidated subsidiaries of BJ’s Wholesale Club Holdings, Inc. was $122.3 million.

All subsidiaries of BJ’s Wholesale Club, Inc. are consolidated. These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method.

21.	Selected Quarterly Financial Data (Unaudited)

Presented below is the selected quarterly financial data for fiscal year 2020 and fiscal year 2019, which was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 30, 2021
Net sales	$3,718,040	$3,871,640	$3,646,723	$3,860,510
Total revenue	3,797,605	3,954,130	3,731,669	3,946,613
Gross profit	736,712	756,378	743,272	742,594
Net income	95,734	106,618	122,796	95,882
Basic earnings per share	0.70	0.78	0.90	0.71
Diluted earnings per share	0.69	0.76	0.88	0.69
Fiscal Year Ended February 1, 2020
Net sales	$3,069,763	$3,271,145	$3,152,887	$3,394,761
Total revenue	3,143,136	3,345,842	3,229,404	3,472,325
Gross profit	574,159	612,757	617,646	622,219
Net income	35,798	54,523	55,092	41,763
Basic earnings per share	0.26	0.40	0.41	0.31
Diluted earnings per share	0.25	0.39	0.40	0.30

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 30, 2021, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2021. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of January 30, 2021, our internal control over financial reporting was effective.

The report of our independent registered public accounting firm regarding our internal control over financial reporting is set forth on page 49 of this Annual Report on Form 10-K under the caption "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 30, 2021.

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 will be set forth in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of the fiscal year covered by this report (the "2021 Proxy Statement"), and is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the 2021 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2021 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements

We include this portion of Item 15 under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All schedules are omitted as the required information is either not present, not present in material amounts or presented within the consolidated financial statements or related notes.

(3) Exhibits

The following list of exhibits includes exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit Number	Exhibit Description
3.1

Second Amended and Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

3.1.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2020 and incorporated herein by reference).
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

10.2.2

Second Refinancing Amendment to First Lien Term Loan Credit Agreement, by and among BJ’s Wholesale Club, Inc., the Company, the lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent, dated as of January 29, 2020 (previously filed as Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K on March 19, 2020 and incorporated herein by reference).

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

10.5#

Employment Agreement between Lee Delaney BJ’s Wholesale Club, Inc., dated as of January 30, 2020 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38559) on February 4, 2020 and incorporated herein by reference).

10.6#

Amended and Restated Employment Agreement between Brian Poulliot and BJ’s Wholesale Club, Inc., dated as of December 6, 2018 (previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.7#

Employment Agreement between Scott Kessler and BJ’s Wholesale Club, Inc., dated as of May 30, 2017 (previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.8#	Employment Agreement between Paul Cichocki and BJ's Wholesale Club, Inc., dated as of January 20, 2019 (filed herewith).
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

10.13.1#	First Amendment to the Non-Employee Director Compensation Policy of the Company, effective as of October 1, 2020 (filed herewith).
10.14#

Form of Indemnification Agreement for Executive Officers and Directors (previously filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.15#	BJ’s Wholesale Club Annual Incentive Plan, effective as of January 29, 2017 (filed herewith).
10.15.1#	First Amendment to BJ’s Wholesale Club Annual Incentive Plan, effective as of January 18, 2021 (filed herewith).
21.1	List of Subsidiaries of the Company (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).
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

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).

#	Represents management compensation plan, contract or arrangement.
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

Dated: March 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Lee Delaney
Lee Delaney Director, President & Chief Executive Officer (Principal Executive Officer)
Date: March 19, 2021

/s/ Robert W. Eddy
Robert W. Eddy Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)
Date: March 19, 2021

/s/ Laura L. Felice
Laura L. Felice Senior Vice President, Controller (Principal Accounting Officer)
Date: March 19, 2021

/s/ Christopher J. Baldwin
Christopher J. Baldwin Chairman
Date: March 19, 2021

/s/ Maile Clark
Maile Clark Director
Date: March 19, 2021

/s/ Michelle Gloeckler
Michelle Gloeckler Director
Date: March 19, 2021

/s/ Thomas A. Kingsbury
Thomas A. Kingsbury Director
Date: March 19, 2021

/s/ Ken Parent
Ken Parent Director
Date: March 19, 2021

/s/ Christopher H. Peterson
Christopher H. Peterson Director
Date: March 19, 2021

/s/ Robert Steele
Robert Steele Director
Date: March 19, 2021

/s/ Judith L. Werthauser
Judith L. Werthauser Director
Date: March 19, 2021