Form 10-Q
period 2021-05-01
BJ's Wholesale Club Holdings, Inc.
filed 2021-05-28
CIK 1531152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

As of May 21, 2021, the registrant had 137,133,779 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q should be considered forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, including expectations regarding deferred revenue, lease commencement dates, impact of infrastructure investments on our operating model and selling, general and administrative expenses, sales of gasoline and gross profit margin rates, and new club and gas station openings, as well as statements that include terms such as "may", "will", "should", "expect", "plan", "anticipate", "could", "intend", "project", "believe", "estimate", "predict", "continue", "forecast", "would", or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:

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
•

the other risk factors identified in our filings with the Securities and Exchange Commission, including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the "Annual Report on Form 10-K for the fiscal year 2020") and this Quarterly Report on Form 10-Q.

Given these uncertainties, you should not place undue reliance on any forward-looking statements.  Except as required by applicable law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future, and you should not rely upon these forward-looking statements after the date of this Quarterly Report on Form 10-Q.

TRADEMARKS

BJ’s Wholesale Club®, BJ’s®, Wellesley Farms®, Berkley Jensen®, My BJ’s Perks®, BJ’s Easy Renewal®, BJ’s Gas®, BJ’s Perks Elite®, BJ’s Perks Plus®, Inner Circle® and BJ’s Perks Rewards® are all registered trademarks of BJ’s Wholesale Club, Inc. Other trademarks, tradenames and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of those other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks.

DEFINED TERMS

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•	"the Company", "BJ’s", "we", "us" and "our" mean BJ’s Wholesale Club Holdings, Inc. and, unless the context otherwise requires, its consolidated subsidiaries;
•	"ABL Facility" means the Company's senior secured asset based revolving credit and term facility;
•	"First Lien Term Loan" means the Company's senior secured first lien term loan facility;
•	"fiscal year 2020" means the 52 weeks ended January 30, 2021; and
•	"fiscal year 2021" means the 52 weeks ended January 29, 2022.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	May 1, 2021	January 30, 2021	May 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$62,954	$43,518	$132,915
Accounts receivable, net	197,991	172,719	193,884
Merchandise inventories	1,120,334	1,205,695	1,024,937
Prepaid expenses and other current assets	54,258	48,649	46,631
Total current assets	1,435,537	1,470,581	1,398,367
Operating lease right-of-use assets, net	2,119,629	2,058,763	2,087,902
Property and equipment:
Land and buildings	397,254	385,572	383,915
Leasehold costs and improvements	250,392	249,073	215,878
Furniture, fixtures and equipment	1,336,576	1,298,440	1,170,139
Construction in progress	31,283	23,633	37,781
	2,015,505	1,956,718	1,807,713
Less: accumulated depreciation and amortization	(1,200,202)	(1,158,929)	(1,054,416)
Total property and equipment, net	815,303	797,789	753,297
Goodwill	924,134	924,134	924,134
Intangibles, net	132,502	135,123	144,019
Deferred income taxes	3,349	5,737	—
Other assets	18,752	19,403	20,350
Total assets	$5,449,206	$5,411,530	$5,328,069
LIABILITIES
Current liabilities:
Current portion of long-term debt	$210,000	$260,000	$15,377
Current portion of operating lease liabilities	132,869	131,513	125,976
Accounts payable	1,023,140	988,074	990,420
Accrued expenses and other current liabilities	669,924	651,625	588,431
Total current liabilities	2,035,933	2,031,212	1,720,204
Long-term operating lease liabilities	2,050,950	1,988,840	2,016,206
Long-term debt	747,311	846,175	1,334,795
Deferred income taxes	45,529	45,096	42,369
Other non-current liabilities	155,959	180,880	181,998
Commitments and Contingencies (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued or outstanding	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 144,018 shares issued and 137,240 outstanding at May 1, 2021; 143,428 shares issued and 137,192 outstanding at January 30, 2021; and 142,349 shares issued and 138,666 outstanding at May 2, 2020	1,440	1,434	1,423
Additional paid-in capital	855,168	826,377	784,724
Accumulated deficit	(213,760)	(295,339)	(620,635)
Accumulated other comprehensive loss	(12,676)	(20,528)	(40,528)
Treasury stock, at cost, 6,778 shares at May 1, 2021; 6,236 shares at January 30, 2021; 3,683 shares at May 2, 2020	(216,648)	(192,617)	(92,487)
Total stockholders’ equity	413,524	319,327	32,497
Total liabilities and stockholders’ equity	$5,449,206	$5,411,530	$5,328,069

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net sales	$3,781,834	$3,718,040
Membership fee income	86,388	79,565
Total revenues	3,868,222	3,797,605
Cost of sales	3,141,497	3,060,893
Selling, general and administrative expenses	599,910	590,361
Pre-opening expense	561	2,601
Operating income	126,254	143,750
Interest expense, net	19,285	21,844
Income from continuing operations before income taxes	106,969	121,906
Provision for income taxes	25,383	26,164
Income from continuing operations	81,586	95,742
Loss from discontinued operations, net of income taxes	(7)	(8)
Net income	$81,579	$95,734
Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.60	$0.70
Loss from discontinued operations	—	—
Net income	$0.60	$0.70
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.59	$0.69
Loss from discontinued operations	—	—
Net income	$0.59	$0.69
Weighted average number of common shares outstanding:
Basic	135,709	136,090
Diluted	138,662	138,428
Other comprehensive income (loss):
Amounts reclassified from other comprehensive income (loss), net of tax	$4,665	$-
Unrealized gain (loss) on cash flow hedge, net of income tax provision of $1,240 and income tax benefit of $5,421, respectively	3,187	$(13,942)
Total other comprehensive income (loss)	$7,852	$(13,942)
Total comprehensive income	$89,431	$81,792

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance, January 30, 2021	143,428	$1,434	$826,377	$(295,339)	$(20,528)	(6,236)	$(192,617)	$319,327
Net income	—	—	—	81,579	—	—	—	81,579
Amount reclassified from other comprehensive income (loss), net of tax	—	—	—	—	4,665	—	—	4,665
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	3,187	—	—	3,187
Common stock issued under stock incentive plans	590	6	(6)	—	—	—	—	—
Stock compensation expense	—	—	27,300	—	—	—	—	27,300
Net cash received on option exercises	—	—	1,497	—	—	—	—	1,497
Treasury stock purchases	—	—	—	—	—	(542)	(24,031)	(24,031)
Balance, May 1, 2021	144,018	$1,440	$855,168	$(213,760)	$(12,676)	(6,778)	$(216,648)	$413,524

					Accumulated			Total
			Additional		Other			Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	(Deficit)
Balance, February 1, 2020	140,723	$1,407	$773,618	$(716,369)	$(26,586)	(3,425)	$(86,414)	$(54,344)
Net income	—	—	—	95,734	—	—	—	95,734
Unrealized loss on cash flow, net of tax	—	—	—	—	(13,942)	—	—	(13,942)
Common stock issued under stock incentive plans	1,626	16	(16)	—	—	—	—	—
Stock compensation expense	—	—	5,514	—	—	—	—	5,514
Net cash received on option exercises	—	—	5,608	—	—	—	—	5,608
Treasury stock purchases	—	—	—	—	—	(258)	(6,073)	(6,073)
Balance, May 2, 2020	142,349	$1,423	$784,724	$(620,635)	$(40,528)	(3,683)	$(92,487)	$32,497

The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,579	$95,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,386	40,839
Amortization of debt issuance costs and accretion of original issue discount	891	1,197
Debt extinguishment charges	657	—
Stock-based compensation expense	27,300	5,514
Deferred income tax provision (benefit)	(233)	1,590
Changes in operating leases and other non-cash items	1,200	2,637
Increase (decrease) in cash due to changes in:
Accounts receivable	(25,272)	12,469
Merchandise inventories	85,361	56,565
Prepaid expenses and other current assets	(2,180)	(200)
Other assets	1,302	(1,389)
Accounts payable	35,066	204,008
Accrued expenses	13,127	40,983
Other non-current liabilities	(14,219)	9,955
Net cash provided by operating activities	248,965	469,902
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(74,690)	(35,212)
Proceeds from sale leaseback transaction	16,630	—
Net cash used in investing activities	(58,060)	(35,212)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(100,000)	(3,297)
Proceeds from ABL Facility	—	736,000
Payments on ABL Facility	(50,000)	(1,064,000)
Net cash received from stock option exercises	1,497	5,608
Acquisition of treasury stock	(24,031)	(6,073)
Proceeds from financing obligations	1,333	—
Other financing activities	(268)	(217)
Net cash used in financing activities	(171,469)	(331,979)
Net increase in cash and cash equivalents	19,436	102,711
Cash and cash equivalents at beginning of period	43,518	30,204
Cash and cash equivalents at end of period	$62,954	$132,915
Supplemental cash flow information:
Interest paid	$12,021	$18,418
Income taxes paid	5,668	3,872
Non-cash financing and investing activities:
Lease liabilities arising from obtaining right-of-use assets	101,222	65,893
Property additions included in accrued expenses	13,515	21,734

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries is a leading warehouse club operator primarily on the east coast of the United States. As of May 1, 2021, the Company operated 221 warehouse clubs and 151 gas stations in 17 states.

The Company follows, and reports based on the National Retail Federation’s fiscal calendar. The thirteen week periods ended  May 1, 2021 and May 2, 2020 are referred to as the "first quarter of fiscal year 2021" and the "first quarter of fiscal year 2020," respectively.

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

The consolidated balance sheet as of  January 30, 2021 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the first quarter of fiscal year 2021 are not necessarily indicative of future results or results to be expected for fiscal year 2021. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year 2020, as filed with the Securities and Exchange Commission on March 19, 2021.

Recently Adopted Accounting Pronouncements

The accounting policies the Company follows are set forth in its audited financial statements for fiscal year 2020. There have been no material changes to these accounting policies, except as noted below for new accounting pronouncements adopted at the beginning of fiscal year 2021.

Income Taxes (ASU 2019-12)

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard as of January 31, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

3. Revenue Recognition

Performance Obligations

The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue as it satisfies a performance obligation by transferring control of the goods or services to the customer.

Net sales—The Company recognizes net sales at clubs and gas stations when the customer takes possession of the goods and tenders payment. Point of sale transactions at the Company’s clubs and gas stations, excluding sales taxes, represented approximately 93% of the Company’s net sales and approximately 91% of the Company’s total revenues for the thirteen weeks ended May 1, 2021. Sales taxes are recorded as a liability at the point of sale. Revenue is recorded at the point of sale based on the transaction price on the shelf sign, net of any applicable discounts, sales taxes and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the shipping point.

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

Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or the Company’s website. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $24.8 million at May 1, 2021, $25.5 million at January 30, 2021 and $28.6 million at May 2, 2020.

Royalty revenue received in connection with the My BJ's Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company’s total deferred royalty revenue related to the outstanding My BJ’s Perks Rewards was $18.0 million, $13.5 million and $14.8 million at May 1, 2021, January 30, 2021 and May 2, 2020, respectively. The timing of revenue recognition of these awards dollars is driven by actual customer activities, such as redemptions and expirations. As of May 1, 2021, the Company expects to recognize $12.8 million of the deferred revenue in fiscal year 2021 and expects the remainder to be recognized in the years thereafter.

Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. Because the Company has the obligation to provide access to its clubs, website and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $167.8 million, $155.6 million and $157.6 million at May 1, 2021, January 30, 2021 and May 2, 2020, respectively.

Gift Card Program—The Company sells BJ’s gift cards in both physical and digital format, which allow customers to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized in proportion to its rate of gift card redemptions because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. The Company also recognizes breakage in proportion to its rate of gift card redemptions. Deferred revenue related to gift cards was $9.6 million, $10.3 million and $9.8 million at May 1, 2021, January 30, 2021 and May 2, 2020, respectively. The Company recognized $8.8 million and $10.2 million of revenue from gift card redemptions in the first quarter of fiscal year 2021 and first quarter of fiscal year 2020, respectively.

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

The following table summarizes the Company's percentage of net sales disaggregated by category:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Grocery	72%	81%
General Merchandise & Services	15%	11%
Gasoline and Other	13%	8%

4. Debt and Credit Arrangements

The following table summarizes the Company's debt (in thousands):

	May 1, 2021	January 30, 2021	May 2, 2020
ABL Facility	$260,000	$310,000	$50,000
First Lien Term Loan	701,920	801,920	1,311,919
Unamortized debt discount and debt issuance cost	(4,609)	(5,745)	(11,747)
Less: current portion	(210,000)	(260,000)	(15,377)
Long-term debt	$747,311	$846,175	$1,334,795

ABL Facility

The ABL Facility is comprised of a $950.0 million revolving credit facility and a $50.0 million term loan. The ABL Facility is secured on a senior basis by certain "liquid assets" of the Company and secured on a junior basis by certain "fixed assets" of the Company. The $50.0 million term loan payment terms are restricted in that the term loan cannot be repaid unless all loans outstanding under the revolving credit facility are repaid, and once repaid, cannot be re-borrowed. The availability under the $950.0 million revolving credit facility is restricted based on eligible monthly merchandise inventories and receivables, as defined in the agreement governing the ABL Facility (the "ABL Facility Agreement"). As amended, interest on the revolving credit facility is calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan is calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The ABL Facility also provides a sub-facility for issuances of letters of credit subject to certain fees defined in the ABL Facility Agreement. The ABL Facility is subject to various commitment fees during the term of the facility based on utilization of the revolving credit facility, which is scheduled to mature on August 17, 2023. On April 30, 2021, the Company used $50.0 million of cash and cash equivalents to pay down amounts outstanding on the ABL Facility.

At May 1, 2021, there was $ 260.0 million outstanding in loans under the ABL Facility and $15.5 million in outstanding letters of credit. As of May 1, 2021, the interest rate on the revolving credit facility was 1.24%, the interest rate of the term loan loan was 2.11% and unused capacity was $650.4 million.

At January 30, 2021, there was $310.0 million outstanding in loans under the ABL Facility and $15.0 million in outstanding letters of credit. The ABL Facility Agreement provides for a stepdown in the interest rate upon the achievement of certain debt ratings upgrades, which were achieved in July 2020. As of January 30, 2021, the interest rate on the revolving credit facility was 1.25%, the interest rate of the term loan loan was 2.14% and unused capacity was $641.1 million.

At May 2, 2020, there was $50.0 million outstanding in loans under the ABL Facility and $22.1 million in outstanding letters of credit. As of May 2, 2020, the interest rate on the revolving credit facility was 1.45%, the interest rate of the term loan loan was 2.98% and unused capacity was $770.6 million.

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

On January 29, 2020, the Company amended its First Lien Term Loan to reduce the applicable interest rates. As amended, the First Lien Term Loan had an initial principal amount of $1,315.2 million and interest is calculated either at LIBOR plus 225 basis points or a base rate plus 125 basis points, and provided for a 25 basis point step down in the interest rate upon the achievement of certain debt ratings upgrades. Total fees associated with the refinancing were approximately $1.7 million. The Company expensed $0.1 million of previously capitalized debt issuance costs and original issue discount and expensed $1.7 million of new third-party fees.

On July 13, 2020, the Company paid $150.0 million of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $1.3 million of previously capitalized deferred debt issuance costs and original issue discount. On  July 29, 2020, upon the achievement of certain credit ratings upgrades, the base rate was reduced to LIBOR plus 200 basis points.

On October 30, 2020, the Company borrowed $260.0 million from the ABL Facility. The proceeds from the Company's borrowing and $100.0 million of the Company's cash and cash equivalents were used to pay $360.0 million of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $2.8 million of previously capitalized debt issuance costs and original issue discount.

On April 30, 2021, the Company used $100.0 million of cash and cash equivalents to pay $100.0 million of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $0.7 million of previously capitalized debt issuance costs and original issue discount.

There was $701.9 million, $801.9 million and $1,311.9 million outstanding on the First Lien Term Loan at May 1, 2021, January 30, 2021 and May 2, 2020, respectively. Interest rates for the First Lien Term Loan were 2.11%, 2.13% and 3.08% at May 1, 2021, January 30, 2021 and May 2, 2020, respectively.

5. Interest Expense, net

The following details the components of interest expense for the periods presented (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Interest on debt	$12,032	$19,643
Interest on capital lease and financing obligations	998	1,008
Debt issuance costs amortization	562	657
Original issue discount amortization	329	539
Loss on debt extinguishment	657	—
Loss on cash flow hedge	4,709	—
Capitalized interest	(2)	(3)
Interest expense, net	$19,285	$21,844

Interest expense decreased due to lower debt balances outstanding and lower interest rates, partially offset by a $4.7 million loss on our cash flow hedge and a $0.7 million loss on the debt extinguishment in the first quarter of fiscal year 2021.

6. Commitments and Contingencies

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

7. Stock Incentive Plans

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

The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan or 2012 Director Plan. As of  May 1, 2021, there were 5,470,034 shares available for future issuance under the 2018 Plan.

On April 16, 2021, the Compensation Committee approved a modification to the equity awards agreements under the 2011 Plan, 2012 Director Plan and 2018 Plan. In the event that an employee is terminated due to death, or disability, the modified equity award agreements provide for: (i) full vesting of all time-based awards, including restricted stock awards and stock options, (ii) pro-rata vesting of all performance-based awards, including performance share units, based on actual performance as of the end of the applicable performance period, pro-rated based on the period of employment during the applicable performance period, and (iii) the extension of the post-termination exercise window for vested stock options.

The following table summarizes the Company’s stock award activity during the thirteen weeks ended May 1, 2021 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
				Weighted		Weighted		Weighted
		Weighted		Average		Average		Average
		Average		Grant		Grant		Grant
		Exercise		Date Fair		Date Fair		Date Fair
	Shares	Price	Shares	Value	Shares	Value	Shares	Value
Outstanding, January 30, 2021	3,673	$17.50	1,575	$26.29	29	$34.54	527	$23.96
Granted	—	—	473	44.37	—	—	401	44.28
Forfeited/canceled	—	—	—	—	—	—	(282)	28.98
Exercised/vested	(117)	14.57	(673)	32.04	—	—	—	—
Outstanding, May 1, 2021	3,556	$17.60	1,375	$31.52	29	$34.54	646	$38.97

Stock-based compensation expense was $27.3 million and $5.5 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. Stock-based compensation expense in the thirteen weeks ended May 1, 2021 included $17.5 million of stock-based compensation expense related to the modification of stock awards associated with the passing of the former President and Chief Executive Officer (CEO), Lee Delaney.

On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the BJ's Wholesale Club Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"), which became effective the day prior to the first day of public trading of the Company’s equity securities. The aggregate number of shares of common stock that were to be reserved for issuance under the ESPP was to be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors. The offering under the ESPP commenced on January 1, 2019. The amount of expense recognized for the thirteen weeks ended May 1, 2021 and May 2, 2020 was $0.1 million and $0.1 million, respectively. As of May 1, 2021, remaining shares available for issuance under the ESPP were 2,236,366.

Treasury Shares Acquired

The Company reacquired 226,404 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended May 1, 2021 and 83,353 shares in the thirteen weeks ended May 2, 2020. These reacquired shares were recorded as $10.0 million and  $2.1 million of treasury stock for the thirteen weeks ended May 1, 2021 and  May 2, 2020, respectively.

Share Repurchase Program

On December 19, 2019, the Company's board of directors authorized the repurchase of up to $250.0 million of the Company's outstanding common stock from time to time as market conditions warrant (the "Program"). The Program expires at the end of fiscal year 2021. The Company initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. As of May 1, 2021, $136.4 million remained available to purchase under the Program. The Company repurchased 315,000 shares for $14.0 million during the thirteen weeks ended May 1, 2021.

8. Income Taxes

The effective income tax rate is based on estimated income from continuing operations for the fiscal year, as well as discrete adjustments, if any, in the applicable quarterly periods. The Company projects the estimated annual effective tax rate for fiscal year 2021 to be 26.7%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.

The Company’s effective income tax rate from continuing operations was 23.7% and 21.5% for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. The increase in the effective tax rate is due to lower excess tax benefits from stock-based compensation in the first quarter of fiscal year 2021 and favorable, permanent true-ups in the first quarter of fiscal year 2020.

We are subject to taxation in the U.S. federal and various state taxing jurisdictions. In general, the Company’s tax years from 2016 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities; however, certain ongoing state audits and appeals relate to periods prior to 2016.

9. Fair Value Measurements

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

Financial Assets and Liabilities

The gross carrying amount and fair value of the Company’s debt at  May 1, 2021 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$701,920	$701,042
ABL Facility	260,000	260,000
Total Debt	$961,920	$961,042

The gross carrying amount and fair value of the Company’s debt at  January 30, 2021 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$801,920	$802,256
ABL Facility	310,000	310,000
Total Debt	$1,111,920	$1,112,256

The gross carrying amount and fair value of the Company’s debt at  May 2, 2020 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$1,311,919	$1,268,758
ABL Facility	50,000	50,000
Total Debt	$1,361,919	$1,318,758

The fair value of debt was based on quoted market prices and on borrowing rates available to the Company as of May 1, 2021, January 30, 2021 and May 2, 2020. These inputs are considered to be Level 2.

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

10. Earnings Per Share

The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for the thirteen weeks ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Weighted-average common shares outstanding, used for basic computation	135,708,783	136,089,960
Plus: Incremental shares of potentially dilutive securities	2,953,181	2,337,780
Weighted-average number of common and dilutive potential common shares outstanding	138,661,964	138,427,740

112,759 restricted shares and no options were excluded from the computation of diluted earnings for the thirteen weeks ended May 1, 2021 as their inclusion would have been anti-dilutive. Similarly, 875,894 and 780,256 stock options and restricted shares, respectively, were excluded from the computation of diluted earnings for the thirteen weeks ended May 2, 2020.

11. Derivative Financial Instruments

Interest Rate Swaps

On November 13, 2018, the Company entered into three forward starting interest rate swaps (the "interest rate swaps"), which became effective on February 13, 2019. The Company had fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0% from February 13, 2019 to February 13, 2022.

On  October 30, 2020, the Company borrowed $260.0 million from the ABL Facility. The proceeds from the Company's borrowing, as well as $100.0 million of the Company's cash and cash equivalents, were used to pay $360.0 million of the principal amount due on the First Lien Term Loan. Due to the payment of debt principal on the First Lien Term Loan, the Company determined that certain interest payments are no longer probable and that a portion of one of the interest rate swap agreements would be ineffective as a result of the payment of debt, and as such, reclassified $3.7 million of losses recorded in other comprehensive income to interest expense, net of tax.

On  November 10, 2020, the Company terminated one of the interest rate swaps, which fixed $360.0 million of its floating rate debt at a rate of approximately 3.0%. An additional interest rate swap, which fixed $240.0 million of its floating rate debt at a rate of 3.0%, was determined to be ineffective. Gains and losses on the ineffective interest rate swap agreement will be recorded as interest expense.

On April 30, 2021, the Company used $150.0 million of its cash and cash equivalents to pay $100.0 million of the principal amount due on the First Lien Term Loan and $50.0 million of the outstanding amounts on the ABL Facility. The Company accelerated the release of unrealized losses to earnings on the ineffective interest rate swap agreements and reclassified $4.7 million of losses recorded in other comprehensive income to interest expense, net of tax.

The interest rate swaps were recorded as a liability of $20.2 million and $26.4 million at May 1, 2021 and January 30, 2021, respectively, with the net of tax amount for the effective and ineffective interest rate swaps recorded in other comprehensive income and interest expense, respectively. The interest rate swaps are recorded as a liability of $59.8 million at May 2, 2020, with the net of tax amount recorded in other comprehensive loss.

The Company elected hedge accounting for the interest rate swap agreements, and as such, the effective portion of the gains or losses was recorded as a component of other comprehensive income (loss) and the ineffective portion of gains or losses were recorded as interest expense. There were $4.4 million of gains and $19.4 million of losses recorded in other comprehensive loss for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. The ineffective portion of gains in the first quarter of fiscal year 2021 of $1.8 million was recorded in interest expense. In the first quarter of fiscal year 2020, all interest rate swap agreements were effective.

The fair values of derivative instruments included on the consolidated balance sheets are as follows (in thousands):

				Fair Value at
Accounting for cash flow hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	May 1, 2021	January 30, 2021	May 2, 2020
Interest rate swap	$600,000	3.00%	Other current liabilities	$(14,453)	$(18,828)	$(29,934)
Interest rate swap	360,000	3.00%	Other current liabilities	—	—	(17,941)
Interest rate swap	240,000	3.00%	Other current liabilities	(5,777)	(7,525)	(11,965)
Net carrying amount	$1,200,000		Total liabilities	$(20,230)	$(26,353)	$(59,840)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year 2020. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled "Forward-Looking Statements" and in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year 2020.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2021" relate to the 52 weeks ending January 29, 2022, and references herein to "fiscal year 2020" relate to the 52 weeks ended January 30, 2021. The first quarter of fiscal year 2021 ended on May 1, 2021, and the first quarter of fiscal year 2020 ended on May 2, 2020, and both include thirteen weeks.

Overview

BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries is a leading warehouse club operator primarily on the east coast of the United States. We deliver significant value to our members, consistently offering 25% or more savings on a representative basket of manufacturer-branded groceries compared to traditional supermarket competitors. We provide a curated assortment focused on perishable products, continuously refreshed general merchandise, services and gasoline to deliver a differentiated shopping experience that is further enhanced by our omnichannel capabilities.

Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 221 large-format, high volume warehouse clubs spanning 17 states. In our core New England markets, which have high population density and generate a disproportionate part of U.S. gross domestic product, we operate almost three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, www.bjs.com; our buy-online-pickup-in-club ("BOPIC") service, our highly-rated mobile app and our integrated same-day delivery offering.

Over the last five years, we have made multiple senior management hires and changes, adding consumer packaged goods, digital and consulting experience to our leadership team. Most recently, due to the unexpected passing of our former President and Chief Executive Officer (CEO) Lee Delaney, Bob Eddy was appointed Chief Executive Officer and President, assuming the day-to-day leadership of the Company and joining the Board of Directors. Mr. Eddy had been serving as our Executive Vice President, Chief Financial and Administrative Officer at the time of his appointment. Accordingly, Laura Felice has been appointed Executive Vice President, Chief Financial Officer, replacing Mr. Eddy in this role. The Company also announced additional appointments to further strengthen its management team and accelerate its growth. Paul Cichocki was named Executive Vice President, Chief Commercial Officer, and oversees merchandising, membership, marketing, and analytics and Bill Werner was promoted to the office of Executive Vice President, Strategy and Development and leads the Company’s market expansion and key strategic initiatives to create value for members and for shareholders.

Our leadership team, has implemented significant cultural and operational changes to our business, including transforming how we use data to improve member experience, instilling a culture of cost discipline, adopting a more proactive approach to growing our membership base and building an omnichannel offering oriented towards making shopping at BJ's more convenient.

Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. As of the end of the  first quarter of fiscal year  2021, we had more than  six  million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, services and gasoline. The annual membership fee for our Inner Circle® membership is $55, and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times the price of their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellesley Farms® and Berkley Jensen®, represented over  $2.5 billion in annual sales for fiscal year 2020, and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over  20 consecutive years of membership fee income growth. Our membership fee income was  $333.1  million for fiscal year 2020.

Our business is moderately seasonal in nature. Historically, our business has realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively.

Factors Affecting Our Business

COVID-19 Impact. As the impact of the COVID-19 pandemic has evolved, we have continued to experience strong sales at a rate reflective of the national trend. In the first quarter of fiscal year 2021 we saw increased demand in our general merchandise and services divisions, driven by sales in seasonal categories, apparel and home-related categories such as furniture and electronics. Demand decreased for our grocery products such as paper products, cleaning essentials, packaged goods and beverages, which were at an all-time high in the first quarter of fiscal year 2020, due to the onset of the COVID-19 pandemic. The COVID-19 pandemic is unprecedented and demand may change in the future if consumer purchasing behavior changes as the COVID-19 pandemic continues to evolve, and the long-term impacts to our financial condition and results of operations are still uncertain.

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

Infrastructure investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that strengthening our management team and enhancing our information systems, including our distribution center management and point-of-sale systems and investment in hardware and digitally enabled shopping capabilities for convenience, such as BOPIC and curbside pickup, will enable us to replicate our profitable club format and provide a differentiated shopping experience. We expect these infrastructure investments to support our successful operating model across our club operations.

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

Tariffs. We are implementing a variety of mitigation measures in order to reduce the risk associated with our direct exposure to tariffs. We have diversified our global supply chain to reduce our reliance on China by sourcing high-quality products from other markets in both Asia and Africa. Chinese-sourced goods represent approximately 3% of our cost of sales during the first quarter of fiscal year 2021.

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

Adjusted EBITDA

Adjusted EBITDA is defined as income from continuing operations before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including stock-based compensation expense; pre-opening expenses; non-cash rent; severance and other adjustments. For a reconciliation of Adjusted EBITDA to income from continuing operations, the most directly comparable GAAP measure, see "Non-GAAP Financial Measures."

Non-GAAP Financial Measures

Adjusted EBITDA

We present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, including pre-opening expenses. The amount and timing of pre-opening expenses are dependent on, among other things, the size and number of new clubs opening during any given period. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be considered as an alternative to any other performance measures derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries. Further, Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for any analysis of our results as reported under GAAP.

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

The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
(dollars in thousands)
Income from continuing operations	$81,586	$95,742
Interest expense, net	19,285	21,844
Provision for income taxes	25,383	26,164
Depreciation and amortization	44,386	40,839
Stock-based compensation expense (a)	27,300	5,514
Pre-opening expenses (b)	561	2,601
Non-cash rent (c)	1,417	1,504
Severance charges (d)	2,300	—
Other adjustments (e)	192	(293)
Adjusted EBITDA	$202,410	$193,915
Adjusted EBITDA as a percentage of net sales	5.4%	5.2%

(a) Represents total stock-based compensation expense.

(b) Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.

(c) Consists of an adjustment to remove the non-cash portion of rent expense.

(d) Represents severance charges associated with labor reductions that resulted from the realignment of our field operations.

(e) Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.

Free cash flow

We present free cash flow, which is not a recognized financial measure under GAAP, as we believe it assists investors and analysts in evaluating our liquidity. Free cash flow should not be considered as an alternative to cash flows from operations as a liquidity measure. We define free cash flow as net cash provided by operating activities less additions to property and equipment, net of disposals, plus proceeds from sale leaseback transactions.

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

The following is a reconciliation of our net cash provided by operating activities to free cash flow for the periods presented:

	Thirteen Weeks Ended
(dollars in thousands)	May 1, 2021	May 2, 2020
Net cash provided by operating activities	$248,965	$469,902
Less: Additions to property and equipment, net of disposals	74,690	35,212
Plus: Proceeds from sale leaseback transaction	16,630	—
Free cash flow	$190,905	$434,690

Thirteen Weeks Ended May 1, 2021 (First Quarter of Fiscal Year 2021) Compared to Thirteen Weeks Ended May 2, 2020 (First Quarter of Fiscal Year 2020)

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended
(dollars in thousands)	May 1, 2021	May 2, 2020
Net sales	$3,781,834	$3,718,040
Membership fee income	86,388	79,565
Total revenues	3,868,222	3,797,605
Cost of sales	3,141,497	3,060,893
Selling, general and administrative expenses	599,910	590,361
Pre-opening expenses	561	2,601
Operating income	126,254	143,750
Interest expense, net	19,285	21,844
Income from continuing operations before income taxes	106,969	121,906
Provision for income taxes	25,383	26,164
Income from continuing operations	81,586	95,742
Loss from discontinued operations, net of income taxes	(7)	(8)
Net income	$81,579	$95,734
Operational Data:
Total clubs at end of period	221	218
Comparable club sales	0.3%	19.9%
Merchandise comparable club sales	(5.0)%	27.0%
Adjusted EBITDA	$202,410	$193,915
Free cash flow	190,905	434,690

Net Sales

Net sales for the first quarter of fiscal year 2021 were $3,781.8 million, a 1.7% increase from net sales reported for the first quarter of fiscal year 2020 of $3,718.0 million. The increase was due primarily to a 0.3% increase in comparable club sales with gasoline sales increasing 63% year-over-year.

Comparable club sales

Thirteen Weeks Ended
May 1, 2021
Comparable club sales	0.3%
Less: contribution from gasoline sales	5.3%
Merchandise comparable club sales	(5.0)%

Merchandise comparable club sales decreased by 5.0% in the first quarter of fiscal year 2021 due to a decline in our grocery division of approximately 10% offset by growth in our general merchandise and services division of approximately 32%. In grocery, sales declined, as demand for paper products, cleaning essentials, packaged goods and beverages have normalized compared to the first quarter of fiscal year 2020, at the onset of the pandemic. In general merchandise and services, sales were strongest in seasonal categories such as patio sets, apparel and home-related categories such as furniture and consumer electronics.

Membership fee income

Membership fee income was $86.4 million in the first quarter of fiscal year 2021, compared to $79.6 million in the first quarter of fiscal year 2020, reflecting an 8.6% increase. The increase in membership fee income was primarily driven by growth in members, membership renewals and increased penetration of higher tier membership levels.

Cost of sales

Cost of sales was $3,141.5 million, or 83.1% of net sales, in the first quarter of fiscal year 2021, compared to $3,060.9, or 82.3% of net sales, in the first quarter of fiscal year 2020. The increase as a percentage of net sales was driven by the increase in gasoline sales, which contributed at a higher cost per gallon, partially offset by an 80 basis point increase in merchandise margin due to continued progress in our category profitability improvement program, general merchandise sales and private label penetration.

Selling, general and administrative expenses

SG&A increased by 1.6% to $599.9 million in the first quarter of fiscal year 2021 from $590.4 million in the first quarter of fiscal year 2020. The year-over-year increase in SG&A was primarily driven by $17.5 million of stock-based compensation expense related to the modification of stock awards associated with the passing of our former President and CEO, Lee Delaney. In addition, SG&A included $2.3 million of severance charges associated with labor reductions that resulted from the realignment of our field operations. The increases were partially offset by lower advertising and supplies expenses in the first quarter of fiscal year 2021.

Pre-opening expenses

Pre-opening expenses were $0.6 million in the first quarter of fiscal year 2021, compared to $2.6 million in the first quarter of fiscal year 2020. Pre-opening expenses decreased due to the timing of club and gas station openings year-over-year.

Interest expense

Interest expense was $19.3 million for the first quarter of fiscal year 2021, compared to $21.8 million for the first quarter of fiscal year 2020. The decrease is due to lower debt balances outstanding and lower interest rates, partially offset by $4.7 million of losses on our cash flow hedge and a $0.7 million loss on the debt extinguishment.

Provision for income taxes

The Company’s effective income tax rate from continuing operations was 23.7% and 21.5% for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. The increase in the effective tax rate is due to lower excess tax benefits from stock-based compensation in the first quarter of fiscal year 2021 and favorable, permanent true-ups in the first quarter of fiscal year 2020.

Liquidity and Capital Resources

Historically, the strength and stability of our operations, supplemented with our debt borrowings under the ABL Facility, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. In the first quarter of fiscal year 2021, $14.0 million of available cash flow was used to repurchase shares under our share repurchase program. As of May 1, 2021, cash and cash equivalents totaled $63.0 million and we had $650.4 million of unused capacity under our ABL Facility. In the current environment, we believe our sources of liquidity will continue to be adequate to fund operations, meet our current debt obligations and finance investment and expansion activities for the foreseeable future.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen Weeks
	May 1, 2021	May 2, 2020
(in thousands)
Net cash provided by operating activities	$248,965	$469,902
Net cash used in investing activities	(58,060)	(35,212)
Net cash used in financing activities	(171,469)	(331,979)
Net increase in cash and cash equivalents	$19,436	$102,711

Net Cash from Operating Activities

Net cash provided by operating activities was $249.0 million for the first quarter of fiscal year 2021, compared to $469.9 million for the first quarter of fiscal year 2020. The decrease in operating cash flow was primarily due to the impact of the lag in payments for merchandise related to increased sales at the beginning of the COVID-19 pandemic in 2020.

Net Cash from Investing Activities

Cash used for capital expenditures was $58.1 million for the first quarter of fiscal year 2021, compared to $35.2 million for the first quarter of fiscal year 2020. The increase is primarily due to the timing of property, plant and equipment additions, offset by proceeds from a sale-leaseback transaction for one of our clubs in the first quarter of fiscal year 2021.

Net Cash from Financing Activities

Net cash used in financing activities for the first quarter of fiscal year 2021 was $171.5 million, compared to $332.0 million for the first quarter of fiscal year 2020. The decrease is due primarily to lower repayments of outstanding borrowings on our First Lien Term Loan and ABL Facility, offset by higher payments to acquire treasury shares in the first quarter of fiscal year 2021.

Debt and Borrowing Capacity

On January 29, 2020, we amended the First Lien Term Loan to reduce the applicable interest rates. As amended, the First Lien Term Loan had an initial principal amount of $1,315.2 million and interest is calculated either at LIBOR plus 225 basis points or a base rate plus 125 basis points. Total fees associated with the refinancing were approximately $1.7 million. The Company expensed $0.1 million of previously capitalized debt issuance costs and original issue discount and expensed $1.7 million of new third-party fees.

On July 13, 2020, the Company paid $150.0 million of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $1.3 million of previously capitalized deferred debt issuance costs and original issue discount. On July 29, 2020, upon the achievement of certain debt ratings upgrades, the base rate was reduced to LIBOR plus 200 basis points.

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

On November 10, 2020, the Company terminated one of the interest rate swaps, which fixed $360.0 million of its floating rate debt at a rate of approximately 3.0%. An additional interest rate swap, which fixed $240.0 million of its floating rate debt at a rate of 3.0% was determined to be ineffective. Gains and losses on the ineffective interest rate swap agreement will be recorded as interest expense.

On April 30, 2021, the Company used $150.0 million of cash and cash equivalents on hand to pay $100.0 million of the principal amount due on the First Lien Term Loan and $50.0 million of the principal amount due on the ABL Facility. In connection with the payment, the Company expensed $0.7 million of previously capitalized debt issuance costs and original issue discount.

At May 1, 2021, the interest rate for the First Lien Term Loan before the effect of interest rate swaps was 2.11% and there was $701.9 million outstanding. See Note 4, "Debt and Credit Arrangements" of our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Contractual Obligations

Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of May 1, 2021, other than those items related to the ordinary course of operations of our business such as inventory purchases, and lease amendments, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements. We do enter into operating lease commitments, letters of credit and purchase obligations in the ordinary course of our operations.

Critical Accounting Policies and Use of Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year 2020. For a full discussion of our significant accounting policies, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

There were no recently issued accounting pronouncements which had an impact on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in market interest rates and these changes in rates will impact our net interest expense and our cash flow from operations. Substantially all of our borrowings carry variable interest rates. There have been no material changes in our market risk from the disclosure included in Part II. "Item 7A. Quantitative and Qualitative Disclosures of Market Risk" in the Annual Report on Form 10-K for the fiscal year 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 1, 2021.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 30, 2021

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding our purchases of shares of our common stock during the first quarter of fiscal year 2021.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 31, 2021 to February 27, 2021	—		$—	—	$150,334,866
February 28, 2021 to April 3, 2021	322,875	(2)	44.17	115,000	145,314,011
April 4, 2021 to May 1, 2021	218,529	(3)	44.71	200,000	136,381,856
Total	541,404		$44.39	315,000	$136,381,856

(1) On December 19, 2019, our board of directors authorized the repurchase of up to $250.0 million of our outstanding common stock from time to time as market conditions warrant. The share repurchase program expires at the end of fiscal year 2021 and may be suspended or discontinued at any time without notice.

(2) Includes 207,875 shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 7 "Stock Incentive Plans" in the Notes to Unaudited Consolidated Financial Statements included in this report.

(3) Includes 18,529 shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 7 "Stock Incentive Plans" in the Notes to Unaudited Consolidated Financial Statements included in this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1#	Employment Agreement between Robert W. Eddy and BJ’s Wholesale Club, Inc., dated as of May 10, 2021 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2021 and incorporated herein by reference).
10.2#	Employment Agreement between Laura Felice and BJ’s Wholesale Club, Inc., dated as of May 10, 2021 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2021 and incorporated herein by reference).
10.3#	Employment Agreement between William Werner and BJ’s Wholesale Club, Inc., dated as of May 10, 2021 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2021 and incorporated herein by reference).
10.4#	Employment Agreement between Christopher J. Baldwin, BJ’s Wholesale Club, Inc. and the Company (f/k/a Beacon Holding Inc.), dated as of September 1, 2015 (previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) filed on February 11, 2019 and incorporated herein by reference).
10.5#	Amendment No. 1 to Employment Agreement between Christopher J. Baldwin, BJ’s Wholesale Club, Inc. and the Company (f/k/a Beacon Holding Inc.), dated as of February 1, 2016 (previously filed as Exhibit 10.4(a) to the Company’s Registration Statement on Form S-1 (File No. 333-229593) filed on February 11, 2019 and incorporated herein by reference).
10.6#	Amendment No. 2 to Employment Agreement between Christopher J. Baldwin, BJ’s Wholesale Club, Inc. and the Company (f/k/a Beacon Holding Inc.), dated as of January 30, 2020 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 4, 2020 and incorporated herein by reference).
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: May 28, 2021	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)