Form 10-Q
period 2021-07-31
BJ's Wholesale Club Holdings, Inc.
filed 2021-08-26
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-38559
_______________________________
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_______________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 20, 2021, the registrant had 136,543,935 shares of common stock, $0.01 par value per share, outstanding.

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
•    risks related to our indebtedness;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	July 31, 2021	January 30, 2021	August 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$42,414	$43,518	$168,811
Accounts receivable, net	169,135	172,719	170,595
Merchandise inventories	1,033,555	1,205,695	1,005,274
Prepaid expenses and other current assets	46,446	48,649	64,074
Total current assets	1,291,550	1,470,581	1,408,754
Operating lease right-of-use assets, net	2,138,690	2,058,763	2,043,713
Property and equipment:
Land and buildings	401,589	385,572	395,706
Leasehold costs and improvements	253,042	249,073	217,528
Furniture, fixtures and equipment	1,382,391	1,298,440	1,208,151
Construction in progress	47,034	23,633	26,604
	2,084,056	1,956,718	1,847,989
Less: accumulated depreciation and amortization	(1,242,535)	(1,158,929)	(1,092,311)
Total property and equipment, net	841,521	797,789	755,678
Goodwill	924,134	924,134	924,134
Intangibles, net	129,881	135,123	141,054
Deferred income taxes	2,973	5,737	—
Other assets	18,850	19,403	20,687
Total assets	$5,347,599	$5,411,530	$5,294,020
LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$260,000	$—
Current portion of operating lease liabilities	134,421	131,513	128,010
Accounts payable	1,029,726	988,074	1,004,725
Accrued expenses and other current liabilities	675,049	651,625	631,500
Total current liabilities	1,839,196	2,031,212	1,764,235
Long-term operating lease liabilities	2,069,148	1,988,840	1,971,634
Long-term debt	747,730	846,175	1,202,209
Deferred income taxes	41,635	45,096	43,111
Other non-current liabilities	161,538	180,880	193,730
Commitments and contingencies (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued or outstanding	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 144,300 shares issued and 136,347 outstanding at July 31, 2021; 143,428 shares issued and 137,192 outstanding at January 30, 2021; and 142,653 shares issued and 137,923 outstanding at August 1, 2020	1,443	1,434	1,427
Additional paid-in capital	867,792	826,377	798,288
Accumulated deficit	(102,772)	(295,339)	(514,017)
Accumulated other comprehensive loss	(6,225)	(20,528)	(35,650)
Treasury stock, at cost, 7,953 shares at July 31, 2021; 6,236 shares at January 30, 2021; and 4,730 shares at August 1, 2020	(271,886)	(192,617)	(130,947)
Total stockholders’ equity	488,352	319,327	119,101
Total liabilities and stockholders’ equity	$5,347,599	$5,411,530	$5,294,020
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	July 31, 2021	August 1, 2020
Net sales	$4,088,402	$3,871,640
Membership fee income	88,753	82,490
Total revenues	4,177,155	3,954,130
Cost of sales	3,413,625	3,197,752
Selling, general and administrative expenses	598,113	590,814
Pre-opening expense	1,633	1,969
Operating income	163,784	163,595
Interest expense, net	16,428	20,741
Income from continuing operations before income taxes	147,356	142,854
Provision for income taxes	36,359	36,186
Income from continuing operations	110,997	106,668
Loss from discontinued operations, net of income taxes	(9)	(50)
Net income	$110,988	$106,618
Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.82	$0.78
Loss from discontinued operations	—	—
Net income	$0.82	$0.78
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.80	$0.76
Loss from discontinued operations	—	—
Net income	$0.80	$0.76
Weighted average number of common shares outstanding:
Basic	135,521	136,706
Diluted	138,197	139,522
Other comprehensive income:
Amounts reclassified from other comprehensive income, net of tax	$3,511	$—
Unrealized gain on cash flow hedge, net of income tax provision of $1,143 and $1,897, respectively	2,940	4,878
Total other comprehensive income	6,451	4,878
Total comprehensive income	$117,439	$111,496
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Net sales	$7,870,236	$7,589,680
Membership fee income	175,141	162,055
Total revenues	8,045,377	7,751,735
Cost of sales	6,555,122	6,258,645
Selling, general and administrative expenses	1,198,023	1,181,175
Pre-opening expense	2,194	4,570
Operating income	290,038	307,345
Interest expense, net	35,713	42,585
Income from continuing operations before income taxes	254,325	264,760
Provision for income taxes	61,742	62,350
Income from continuing operations	192,583	202,410
Loss from discontinued operations, net of income taxes	(16)	(58)
Net income	$192,567	$202,352
Income per share attributable to common stockholders—basic:
Income from continuing operations	$1.42	$1.48
Loss from discontinued operations	—	—
Net income	$1.42	$1.48
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$1.39	$1.46
Loss from discontinued operations	—	—
Net income	$1.39	$1.46
Weighted average number of common shares outstanding:
Basic	135,615	136,398
Diluted	138,430	138,975
Other comprehensive income (loss):
Amounts reclassified from other comprehensive income, net of tax	$8,176	$—
Unrealized gain (loss) on cash flow hedge, net of income tax provision of $2,383 and income tax benefit of $3,524, respectively	6,127	(9,064)
Total other comprehensive income (loss)	14,303	(9,064)
Total comprehensive income	$206,870	$193,288
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 30, 2021	143,428	$1,434	$826,377	$(295,339)	$(20,528)	(6,236)	$(192,617)	$319,327
Net income	—	—	—	81,579	—	—	—	81,579
Amount reclassified from other comprehensive income (loss), net of tax	—	—	—	—	4,665	—	—	4,665
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	3,187	—	—	3,187
Common stock issued under stock incentive plans	590	6	(6)	—	—	—	—	—
Stock compensation expense	—	—	27,300	—	—	—	—	27,300
Net cash received on option exercises	—	—	1,497	—	—	—	—	1,497
Treasury stock purchases	—	—	—	—	—	(542)	(24,031)	(24,031)
Balance, May 1, 2021	144,018	$1,440	$855,168	$(213,760)	$(12,676)	(6,778)	$(216,648)	$413,524
Net income	—	—	—	110,988	—	—	—	110,988
Amount reclassified from other comprehensive income (loss), net of tax	—	—	—	—	3,511	—	—	3,511
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	2,940	—	—	2,940
Common stock issued under stock incentive plans	223	2	(2)	—	—	—	—	—
Common stock issued under Employees Stock Purchase Plan (ESPP)	59	1	1,876	—	—	—	—	1,877
Stock compensation expense	—	—	7,334	—	—	—	—	7,334
Net cash received on option exercises	—	—	3,416	—	—	—	—	3,416
Treasury stock purchases	—	—	—	—	—	(1,175)	(55,238)	(55,238)
Balance, July 31, 2021	144,300	$1,443	$867,792	$(102,772)	$(6,225)	(7,953)	$(271,886)	$488,352
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance, February 1, 2020	140,723	$1,407	$773,618	$(716,369)	$(26,586)	(3,425)	$(86,414)	$(54,344)
Net income	—	—	—	95,734	—	—	—	95,734
Unrealized loss on cash flow, net of tax	—	—	—	—	(13,942)	—	—	(13,942)
Common stock issued under stock incentive plans	1,626	16	(16)	—	—	—	—	—
Stock compensation expense	—	—	5,514	—	—	—	—	5,514
Net cash received on option exercises	—	—	5,608	—	—	—	—	5,608
Treasury stock purchases	—	—	—	—	—	(258)	(6,073)	(6,073)
Balance, May 2, 2020	142,349	$1,423	$784,724	$(620,635)	$(40,528)	(3,683)	$(92,487)	$32,497
Net income	—	—	—	106,618	—	—	—	106,618
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	4,878	—	—	4,878
Common stock issued under stock incentive plans	246	3	(3)	—	—	—	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	58	1	1,106	—	—	—	—	1,107
Stock compensation expense	—	—	9,064	—	—	—	—	9,064
Net cash received on option exercises	—	—	3,397	—	—	—	—	3,397
Treasury stock purchases	—	—	—	—	—	(1,047)	(38,460)	(38,460)
Balance, August 1, 2020	142,653	$1,427	$798,288	$(514,017)	$(35,650)	(4,730)	$(130,947)	$119,101
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$192,567	$202,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,834	82,171
Amortization of debt issuance costs and accretion of original issue discount	1,724	2,363
Debt extinguishment charges	657	1,283
Stock-based compensation expense	34,634	14,578
Deferred income tax (benefit) provision	(6,260)	438
Changes in operating leases and other non-cash items	3,187	4,175
Increase (decrease) in cash due to changes in:
Accounts receivable	3,584	35,758
Merchandise inventories	172,140	76,228
Prepaid expenses and other current assets	(1,665)	(1,063)
Other assets	790	(2,138)
Accounts payable	41,652	218,313
Accrued expenses	26,049	70,971
Other non-current liabilities	420	28,263
Net cash provided by operating activities	559,313	733,692
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(147,808)	(82,962)
Proceeds from sale leaseback transactions	19,080	4,061
Net cash used in investing activities	(128,728)	(78,901)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on First Lien Term Loan	(100,000)	(153,297)
Proceeds from ABL Facility	—	736,000
Payments on ABL Facility	(260,000)	(1,064,000)
Net cash received from stock option exercises	4,913	9,005
Net cash received from ESPP	1,877	1,107
Acquisition of treasury stock	(79,269)	(44,533)
Proceeds from financing obligations	1,333	—
Other financing activities	(543)	(466)
Net cash used in financing activities	(431,689)	(516,184)
Net (decrease) increase in cash and cash equivalents	(1,104)	138,607
Cash and cash equivalents at beginning of period	43,518	30,204
Cash and cash equivalents at end of period	$42,414	$168,811
Supplemental cash flow information:
Interest paid	$23,348	$35,627
Income taxes paid	62,844	60,757
Non-cash financing and investing activities:
Lease liabilities arising from obtaining right-of-use assets	160,452	60,116
Property additions included in accrued expenses	18,044	6,977
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries is a leading warehouse club operator primarily on the east coast of the United States. As of July 31, 2021, the Company operated 222 warehouse clubs and 151 gas stations in 17 states.
The Company follows and reports based on the National Retail Federation’s fiscal calendar. The thirteen week periods ended July 31, 2021 and August 1, 2020 are referred to as the "second quarter of fiscal year 2021" and the "second quarter of fiscal year 2020," respectively.
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
The consolidated balance sheet as of January 30, 2021 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the second quarter of fiscal year 2021 are not necessarily indicative of future results or results to be expected for fiscal year 2021. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year 2020, as filed with the Securities and Exchange Commission on March 19, 2021.
Revision of Previously Issued Financial Statements

Management identified a misstatement related to the supplemental cash flow statement disclosure of property additions included in accrued expenses within the previously issued Form 10-Q for the quarter ended August 1, 2020. The previously disclosed amount for "property additions included in accrued expenses" was overstated by $63.1 million.

We assessed the materiality of the misstatement both quantitatively and qualitatively, and concluded it was not material to the Company’s previously issued Form 10-Q for the quarter ended August 1, 2020. However, included within this filing, we elected to revise the previously reported amounts in the consolidated statements of cash flows to correct the misstatement.
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
Net sales—The Company recognizes net sales at clubs and gas stations when the customer takes possession of the goods and tenders payment. Point of sale transactions at the Company’s clubs and gas stations, excluding sales taxes, represented approximately 93% of the Company’s net sales and approximately 91% of the Company’s total revenues for both the thirteen and twenty-six weeks ended July 31, 2021. Point of sale transactions at the Company’s clubs and gas stations, excluding sales taxes, represented approximately 96% of the Company’s net sales and approximately 94% of the Company’s total revenues for both the thirteen and twenty-six weeks ended August 1, 2020. Sales taxes are recorded as a liability at the point of sale. Revenue is recorded at the point of sale based on the transaction price on the shelf sign, net of any applicable discounts, sales taxes and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the shipping point.
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
Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or on the Company's website or app. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $25.8 million at July 31, 2021, $25.5 million at January 30, 2021 and $29.9 million at August 1, 2020.
Royalty revenue received in connection with the My BJ's Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company’s total deferred royalty revenue related to the outstanding My BJ’s Perks Rewards was $18.8 million, $13.5 million and $15.0 million at July 31, 2021, January 30, 2021 and August 1, 2020, respectively. The timing of revenue recognition of these awards dollars is driven by actual customer activities, such as redemptions and expirations. As of July 31, 2021, the Company expects to recognize $12.4 million of the deferred revenue in fiscal year 2021 and expects the remainder to be recognized in the periods thereafter.
Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and app and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. As the Company has the obligation to provide access to its clubs, website, app and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $169.3 million, $155.6 million and $156.6 million at July 31, 2021, January 30, 2021 and August 1, 2020, respectively.

Gift Card Program—The Company sells BJ’s gift cards in both physical and digital format, which allow customers to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized in proportion to its rate of gift card redemptions as the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. The Company also recognizes breakage in proportion to its rate of gift card redemptions. Deferred revenue related to gift cards was $9.7 million, $10.3 million and $9.6 million at July 31, 2021, January 30, 2021 and August 1, 2020, respectively. The Company recognized $9.6 million and $9.4 million of revenue from gift card redemptions in the second quarter of fiscal year 2021 and second quarter of fiscal year 2020, respectively. The Company recognized $18.4 million and $19.5 million of revenue from gift card redemptions in the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively.
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
The following tables summarize the Company's percentage of net sales disaggregated by category:

	Thirteen Weeks Ended
	July 31, 2021	August 1, 2020
Grocery	70%	76%
General Merchandise & Services	15%	16%
Gasoline and Other	15%	8%

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Grocery	71%	79%
General Merchandise & Services	15%	13%
Gasoline and Other	14%	8%

4. Debt and Credit Arrangements
The following table summarizes the Company's debt (in thousands):

	July 31, 2021	January 30, 2021	August 1, 2020
ABL Facility	$50,000	$310,000	$50,000
First Lien Term Loan	701,920	801,920	1,161,920
Unamortized debt discount and debt issuance cost	(4,190)	(5,745)	(9,711)
Less: current portion	—	(260,000)	—
Long-term debt	$747,730	$846,175	$1,202,209

ABL Facility
The ABL Facility is comprised of a $950.0 million revolving credit facility and a $50.0 million term loan. The ABL Facility is secured on a senior basis by certain "liquid assets" of the Company and secured on a junior basis by certain "fixed assets" of the Company. Payment terms on the $50.0 million term loan are restricted in that the term loan cannot be repaid unless all loans outstanding under the revolving credit facility are repaid, and once repaid, cannot be re-borrowed. The availability under the $950.0 million revolving credit facility is restricted based on eligible monthly merchandise inventories and receivables as defined in the agreement governing the ABL Facility. As amended, interest on the revolving credit facility is calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan is calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The ABL Facility also provides a sub-facility for issuances of letters of credit subject to certain fees defined in the ABL Facility Agreement. The ABL Facility is subject to various commitment fees during the term of the facility based on utilization of the revolving credit facility, which is scheduled to mature on August 17, 2023. On April 30, 2021, the Company used $50.0 million of cash and cash equivalents to pay down amounts outstanding on the ABL Facility. On July 30, 2021, the Company used $210.0 million of cash and cash equivalents to pay $210.0 million of the principal amount outstanding on the ABL Facility.
At July 31, 2021, there were $50.0 million outstanding in loans under the ABL Facility and $24.1 million in outstanding letters of credit. As of July 31, 2021, the interest rate on the revolving credit facility was 1.23%, the interest rate of the term loan was 2.10% and unused capacity was $768.2 million.
At January 30, 2021, there were $310.0 million outstanding in loans under the ABL Facility and $15.0 million in outstanding letters of credit. As of January 30, 2021, the interest rate on the revolving credit facility was 1.25%, the interest rate of the term loan was 2.14% and unused capacity was $641.1 million.
At August 1, 2020, there were $50.0 million outstanding in loans under the ABL Facility and $19.2 million in outstanding letters of credit. As of August 1, 2020, the interest rate on the revolving credit facility was 1.29%, the interest rate of the term loan was 2.16% and unused capacity was $741.4 million.
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
On July 13, 2020, the Company paid $150.0 million of the principal amount outstanding on the First Lien Term Loan. In connection with the payment, the Company expensed $1.3 million of previously capitalized deferred debt issuance costs and original issue discount. On July 29, 2020, upon the achievement of certain credit ratings upgrades, the base rate was reduced to LIBOR plus 200 basis points.
On October 30, 2020, the Company borrowed $260.0 million from the ABL Facility. The proceeds from the Company's borrowing and $100.0 million of the Company's cash and cash equivalents were used to pay $360.0 million of the principal amount outstanding on the First Lien Term Loan. In connection with the payment, the Company expensed $2.8 million of previously capitalized debt issuance costs and original issue discount.
On April 30, 2021, the Company used $100.0 million of cash and cash equivalents to pay $100.0 million of the principal amount outstanding on the First Lien Term Loan. In connection with the payment, the Company expensed $0.7 million of previously capitalized debt issuance costs and original issue discount.
There were $701.9 million, $801.9 million and $1,161.9 million outstanding on the First Lien Term Loan at July 31, 2021, January 30, 2021 and August 1, 2020, respectively. Interest rates for the First Lien Term Loan were 2.10%, 2.13% and 2.18% at July 31, 2021, January 30, 2021 and August 1, 2020, respectively.

5. Interest Expense, net
The following details the components of interest expense for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Interest on debt	$11,369	$17,302	$23,400	$36,945
Interest on capital lease and financing obligations	982	991	1,980	1,999
Debt issuance costs amortization	544	648	1,106	1,305
Original issue discount amortization	288	519	618	1,058
Loss on debt extinguishment	—	1,283	657	1,283
Loss on cash flow hedge	3,245	—	7,954	—
Capitalized interest	—	(2)	(2)	(5)
Interest expense, net	$16,428	$20,741	$35,713	$42,585
Interest expense in the thirteen and twenty-six weeks ended July 31, 2021 decreased due to lower debt balances outstanding and lower interest rates, partially offset by expense related to our cash flow hedge due to payments on our debt.
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
7. Stock Incentive Plans
On June 13, 2018, the Company’s Board of Directors adopted, and its stockholders approved, the BJ's Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the "2018 Plan"). The 2018 Plan provides for the grant of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, stock appreciation rights, and cash awards. Prior to the adoption of the 2018 Plan, the Company granted stock-based compensation to employees and non-employee directors under the Fourth Amended and Restated 2011 Stock Option Plan of BJ's Wholesale Club, Inc. (f/k/a Beacon Holding Inc.), as amended (the "2011 Plan") and the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding, Inc.), as amended (the "2012 Director Plan"). No further grants will be made under the 2011 Plan or the 2012 Director Plan.
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan or 2012 Director Plan. As of July 31, 2021, there were 5,549,786 shares available for future issuance under the 2018 Plan.
On April 16, 2021, the Compensation Committee approved a modification to the equity awards agreements under the 2011 Plan, 2012 Director Plan and 2018 Plan. In the event that an employee is terminated due to death or disability, the modified equity award agreements provide for: (i) full vesting of all time-based awards, including restricted stock awards and stock options, (ii) pro-rata vesting of all performance-based awards, including performance share units, based on actual performance as of the end of the applicable performance period, pro-rated based on the period of employment during the applicable performance period, and (iii) the extension of the post-termination exercise window for vested stock options.

The following table summarizes the Company’s stock award activity during the twenty-six weeks ended July 31, 2021 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 30, 2021	3,673	$17.50	1,575	$26.29	29	$34.54	527	$23.96
Granted	—	—	489	44.45	26	46.82	401	44.28
Forfeited/canceled	—	—	(1)	44.45	—	—	(282)	28.98
Exercised/vested	(297)	16.69	(941)	29.18	(29)	34.60	—	—
Outstanding, July 31, 2021	3,376	$17.58	1,122	$34.00	26	$46.82	646	$38.97
Stock-based compensation expense was $7.3 million and $9.1 million for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively. Stock-based compensation expense was $34.6 million and $14.6 million for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. Stock-based compensation expense in the twenty-six weeks ended July 31, 2021 included $17.5 million of stock-based compensation expense related to the modification of stock awards associated with the passing of the former President and Chief Executive Officer (CEO), Lee Delaney.
On June 14, 2018, the Company’s Board of Directors adopted, and its stockholders approved, the BJ's Wholesale Club Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"), which became effective July 1, 2018. The aggregate number of shares of common stock that were to be reserved for issuance under the ESPP was to be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors. The offering under the ESPP commenced on January 1, 2019. The amount of expense recognized for the thirteen weeks ended July 31, 2021 and August 1, 2020 was $0.4 million and $0.2 million, respectively. The amount of expense recognized for the twenty-six weeks ended July 31, 2021 and August 1, 2020 was $0.5 million and $0.3 million, respectively. As of July 31, 2021, remaining shares available for issuance under the ESPP were 2,177,223.
Treasury Shares Acquired
The Company reacquired 120,421 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended July 31, 2021, which were recorded as $5.6 million of treasury stock. The Company reacquired 121,915 shares in the thirteen weeks ended August 1, 2020, which were recorded as $4.3 million of treasury stock.
The Company reacquired 346,825 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the twenty-six weeks ended July 31, 2021, which were recorded as $15.7 million of treasury stock. The Company reacquired 205,268 in the twenty-six weeks ended August 1, 2020, which were recorded as $6.4 million of treasury stock.
Share Repurchase Program
On December 19, 2019, the Company's Board of Directors authorized the repurchase of up to $250.0 million of the Company's outstanding common stock from time to time as market conditions warrant (the "Program"). The Program expires at the end of fiscal year 2021. The Company initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. As of July 31, 2021, $86.8 million remained available to purchase under the Program. The Company repurchased 1,054,116 shares for $49.6 million and 924,282 shares for $34.1 million during the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively. The Company repurchased 1,369,116 shares for $63.5 million and 1,099,282 shares for $38.1 million during the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively.

8. Income Taxes

The effective income tax rate is based on estimated income from continuing operations for the fiscal year, as well as discrete adjustments, if any, in the applicable quarterly periods. The Company projects the estimated annual effective tax rate for fiscal year 2021 to be 26.8%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.

The Company’s effective income tax rate from continuing operations was 24.7% and 25.3% for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively; and 24.3% and 23.5% for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. The decrease in the effective tax rate for the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020 is due primarily to higher excess tax benefits from stock-based compensation in the second quarter of fiscal year 2021. The increase in the rate for the twenty-six weeks ending July 31, 2021 compared to the twenty-six weeks ended August 1, 2020 is due to lower excess tax benefits from stock-based compensation in the current year period coupled with favorable, permanent true-ups in the prior year period.
The Company is subject to taxation in the U.S. federal and various state taxing jurisdictions. In general, the Company’s tax years from 2016 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities; however, certain ongoing state audits and appeals relate to periods prior to 2016.
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
Financial Assets and Liabilities
The gross carrying amount and fair value of the Company’s debt at July 31, 2021 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$701,920	$700,032
ABL Facility	50,000	50,000
Total Debt	$751,920	$750,032
The gross carrying amount and fair value of the Company’s debt at January 30, 2021 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$801,920	$802,256
ABL Facility	310,000	310,000
Total Debt	$1,111,920	$1,112,256

The gross carrying amount and fair value of the Company’s debt at August 1, 2020 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$1,161,920	$1,144,956
ABL Facility	50,000	50,000
Total Debt	$1,211,920	$1,194,956
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
10. Earnings Per Share
The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Weighted-average common shares outstanding, used for basic computation	135,521,353	136,706,284	135,615,068	136,398,122
Plus: Incremental shares of potentially dilutive securities	2,675,814	2,815,773	2,814,498	2,576,776
Weighted-average number of common and dilutive potential common shares outstanding	138,197,167	139,522,057	138,429,566	138,974,898
As their inclusion would have been anti-dilutive, no options and 12,757 restricted shares were excluded from the computation of diluted earnings for the thirteen weeks ended July 31, 2021. No restricted shares and 229,767 stock options were excluded from the computation of diluted earnings for the thirteen weeks ended August 1, 2020.
Similarly, no stock options and 62,758 restricted shares, were excluded from the computation of diluted earnings for the twenty-six weeks ended July 31, 2021. A total of 552,830 stock options and 390,128 restricted shares were excluded from the computation of diluted earnings for the twenty-six weeks ended August 1, 2020.
11. Derivative Financial Instruments
Interest Rate Swaps
On November 13, 2018, the Company entered into three forward starting interest rate swaps (the "interest rate swaps"), which became effective on February 13, 2019. The Company fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0% from February 13, 2019 to February 13, 2022.
On October 30, 2020, the Company borrowed $260.0 million from the ABL Facility. The proceeds from the Company's borrowing, as well as $100.0 million of the Company's cash and cash equivalents, were used to pay $360.0 million of the principal amount outstanding on the First Lien Term Loan. Due to the payment of debt principal on the First Lien Term Loan, the Company determined that certain interest payments were no longer probable and a portion of one of the interest rate swap agreements would be ineffective as a result of the payment of debt, and as such, released $3.7 million recorded in other comprehensive income to interest expense, net of tax.

On November 10, 2020, the Company terminated one of the interest rate swaps, which fixed $360.0 million of its floating rate debt at a rate of approximately 3.0%. An additional interest rate swap, which fixed $240.0 million of its floating rate debt at a rate of 3.0%, was determined to be ineffective.
On April 30, 2021, the Company used $150.0 million of its cash and cash equivalents to pay $100.0 million of the principal amount outstanding on the First Lien Term Loan and $50.0 million of the outstanding amounts on the ABL Facility. The Company accelerated the release of unrealized losses into earnings on the ineffective interest rate swap agreements and reclassified $4.7 million recorded in other comprehensive income (loss) to interest expense, net of tax.
On July 30, 2021, the Company used $210.0 million of its cash and cash equivalents to pay $210.0 million of the principal amount outstanding on the ABL Facility. The Company accelerated the release of unrealized losses into earnings on the ineffective interest rate swap agreements and reclassified $3.5 million recorded in other comprehensive income (loss) to interest expense, net of tax.
The interest rate swaps were recorded as a liability of $14.5 million and $26.4 million at July 31, 2021 and January 30, 2021, respectively. The net of tax amount for the effective and ineffective interest rate swaps were recorded in other comprehensive income and interest expense, respectively. The interest rate swaps were recorded as a liability of $53.5 million at August 1, 2020, with the net of tax amount recorded in other comprehensive loss.
The Company elected hedge accounting for the interest rate swap agreements, and as such, the effective portion of the gains or losses were recorded as a component of other comprehensive income (loss) and the ineffective portion of gains or losses were recorded as interest expense. There were gains of $4.1 million and $6.8 million recorded in other comprehensive income for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively. There were $8.5 million of gains and $12.6 million of losses recorded in other comprehensive income (loss) for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. The ineffective portion of gains in the second quarter and first half of fiscal year 2021 of $1.6 million and $3.4 million, respectively, were recorded in interest expense. In the second quarter and first half of fiscal year 2020, all interest rate swap agreements were effective.
The fair values of derivative instruments included on the consolidated balance sheets are as follows (in thousands):

				Fair Value at
Accounting for cash flow hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	July 31, 2021	January 30, 2021	August 1, 2020
Interest rate swap	$600,000	3.00%	Other current liabilities	$(10,374)	$(18,828)	$(26,777)
Interest rate swap	360,000	3.00%	Other current liabilities	—	—	(16,049)
Interest rate swap	240,000	3.00%	Other current liabilities	(4,146)	(7,525)	(10,702)
Net carrying amount	$1,200,000		Total liabilities	$(14,520)	$(26,353)	$(53,528)

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
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2021" relate to the 52 weeks ending January 29, 2022, and references herein to "fiscal year 2020" relate to the 52 weeks ended January 30, 2021. The second quarter of fiscal year 2021 ended on July 31, 2021, and the second quarter of fiscal year 2020 ended on August 1, 2020, and both include thirteen weeks.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 222 large-format, high volume warehouse clubs spanning 17 states. In our core New England markets, which have high population density and generate a disproportionate part of U.S. gross domestic product, we operate almost three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, www.bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club ("BOPIC") service, curbside delivery, same day delivery to their home or traditional ship-to-home service.
Our leadership team has implemented significant cultural and operational changes to our business, including transforming how we use data to improve member experience, instilling a culture of cost discipline, adopting a more proactive approach to growing our membership base and building an omnichannel offering oriented towards making shopping at BJ's more convenient.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. As of the end of the second quarter of fiscal year 2021, we had more than six million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, services and gasoline. The annual membership fee for our Inner Circle® membership is $55 and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times the price of their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellesley Farms® and Berkley Jensen®, represented over $2.5 billion in annual sales for fiscal year 2020 and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $333.1 million for fiscal year 2020.
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

The COVID-19 pandemic may impact many of the factors discussed in this section, including, among others, overall economic trends, consumer preferences and demand, product mix, quarterly fluctuations, sourcing and labor shortages, which in turn could adversely affect our business, financial condition and results of operations.
Overall economic trends. The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending in our clubs, while economic weakness, which generally results in a reduction of customer spending, may have a different or more extreme effect on spending at our clubs. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, changes to the Supplemental Nutrition Assistance Program (SNAP), government stimulus programs, tax legislation, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. In addition, unemployment rates and benefits may cause us to experience higher labor costs.
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
Consumer preferences and demand. Our ability to maintain our appeal to existing customers and attract new customers primarily depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences. If we misjudge the market for our products, fail to adjust to changes in our member needs, or there is otherwise a decrease in consumer spending, including in response to the COVID-19 pandemic, we may be faced with excess inventories for some products and may be required to become more promotional in our selling activities, which would impact our net sales and gross profit.
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
Effective sourcing and distribution of products. Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. Recently, we have experienced challenges in the global supply chain, which we expect to continue for the foreseeable future. As a result, our level of net sales could be adversely affected due to constraints in our supply chain, including our inability to procure and stock sufficient quantities of some merchandise in a manner that is able to match market demand from our customers.
Gasoline prices. The market price of gasoline impacts our net sales and comparable club sales, and large fluctuations in the price of gasoline may produce a short-term impact on our margins. Retail gasoline prices are driven by daily crude oil and wholesale commodity market changes and are volatile, as they are influenced by factors that include changes in demand and supply of oil and refined products, global geopolitical events, regional market conditions and supply interruptions caused by severe weather conditions. Typically, the change in crude oil prices impact the purchase price of wholesale petroleum fuel products, which in turn impacts retail gasoline prices at the pump. During times when prices are particularly volatile, differences in pricing and procurement strategies between the Company and its competitors may lead to temporary margin contraction or expansion depending on whether prices are rising or falling, and this impact could affect our overall results for a fiscal quarter.

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
Inflation and deflation trends. Our financial results can be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, which could lead to a reduction in our sales, as well as greater margin pressure, as costs may not be able to be passed on to consumers. Changes in commodity prices and general inflation have impacted several categories of our business. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.
Tariffs. We have implemented a variety of mitigation measures in order to reduce the risk associated with our direct exposure to tariffs. We continue to work on diversifying our global supply chain to reduce our reliance on China by sourcing high-quality products from other markets in both Asia and Africa. Chinese-sourced goods represent approximately 4% of our cost of sales during the first half of fiscal year 2021.
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
Adjusted EBITDA
Adjusted EBITDA is defined as income from continuing operations before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including stock-based compensation expense, pre-opening expenses, non-cash rent, severance and other adjustments. For a reconciliation of Adjusted EBITDA to income from continuing operations, the most directly comparable GAAP measure, see "Non-GAAP Financial Measures."
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

Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which our company operate and capital investments. We use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation, to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.
The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
(dollars in thousands)
Income from continuing operations	$110,997	$106,668	$192,583	$202,410
Interest expense, net	16,428	20,741	35,713	42,585
Provision for income taxes	36,359	36,186	61,742	62,350
Depreciation and amortization	45,448	41,332	89,834	82,171
Stock-based compensation expense (a)	7,334	9,064	34,634	14,578
Pre-opening expenses (b)	1,633	1,969	2,194	4,570
Non-cash rent (c)	1,765	511	3,182	2,015
Severance charges (d)	—	—	2,300	—
Other adjustments (e)	176	379	367	86
Adjusted EBITDA	$220,140	$216,850	$422,549	$410,765
Adjusted EBITDA as a percentage of net sales	5.4%	5.6%	5.4%	5.4%
(a)Represents total stock-based compensation expense.
(b)Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.
(c)Consists of an adjustment to remove the non-cash portion of rent expense.
(d)Represents severance charges associated with labor reductions that resulted from the realignment of our field operations.
(e)Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.
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

The following is a reconciliation of our net cash provided by operating activities to free cash flow for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net cash provided by operating activities	$310,348	$263,790	$559,313	$733,692
Less: Additions to property and equipment, net of disposals	73,118	47,750	147,808	82,962
Plus: Proceeds from sale leaseback transactions	2,450	4,061	19,080	4,061
Free cash flow	$239,680	$220,101	$430,585	$654,791
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$4,088,402	$3,871,640	$7,870,236	$7,589,680
Membership fee income	88,753	82,490	175,141	162,055
Total revenues	4,177,155	3,954,130	8,045,377	7,751,735
Cost of sales	3,413,625	3,197,752	6,555,122	6,258,645
Selling, general and administrative expenses	598,113	590,814	1,198,023	1,181,175
Pre-opening expenses	1,633	1,969	2,194	4,570
Operating income	163,784	163,595	290,038	307,345
Interest expense, net	16,428	20,741	35,713	42,585
Income from continuing operations before income taxes	147,356	142,854	254,325	264,760
Provision for income taxes	36,359	36,186	61,742	62,350
Income from continuing operations	110,997	106,668	192,583	202,410
Loss from discontinued operations, net of income taxes	(9)	(50)	(16)	(58)
Net income	$110,988	$106,618	$192,567	$202,352
Operational Data:
Total clubs at end of period	222	219	222	219
Comparable club sales	4.0%	17.2%	2.2%	18.5%
Merchandise comparable club sales	(3.4)%	24.2%	(4.2)%	25.6%
Adjusted EBITDA	$220,140	$216,850	$422,549	$410,765
Free cash flow	239,680	220,101	430,585	654,791
Thirteen Weeks Ended July 31, 2021 (Second Quarter of Fiscal Year 2021) Compared to Thirteen Weeks Ended August 1, 2020 (Second Quarter of Fiscal Year 2020)
Net Sales
Net sales for the second quarter of fiscal year 2021 were $4,088.4 million, a 5.6% increase from net sales reported for the second quarter of fiscal year 2020 of $3,871.6 million. The increase was due primarily to a 4.0% increase in comparable club sales with gasoline sales increasing 91.1% year-over-year, driven by increased volume and price per gallon.

Comparable club sales

Thirteen Weeks Ended
July 31, 2021
Comparable club sales	4.0%
Less: contribution from gasoline sales	7.4%
Merchandise comparable club sales	(3.4)%

Merchandise comparable club sales decreased by 3.4% in the second quarter of fiscal year 2021 driven by a 4% decline in our grocery division and a 2% decline in our general merchandise and services division. In grocery, sales declined as demand for paper products, personal protective equipment and fresh food items have decreased compared to the second quarter of fiscal year 2020. In the general merchandise and services division, sales declined for televisions and other household items.
Membership fee income
Membership fee income was $88.8 million in the second quarter of fiscal year 2021 compared to $82.5 million in the second quarter of fiscal year 2020, reflecting a 7.6% increase. The increase in membership fee income was primarily driven by membership renewals and increased penetration of higher tier membership levels.
Cost of sales
Cost of sales was $3,413.6 million, or 83.5% of net sales, in the second quarter of fiscal year 2021 compared to $3,197.8 million, or 82.6% of net sales, in the second quarter of fiscal year 2020. The increase as a percentage of net sales was driven by the increase in gasoline sales, which contributed at a higher cost per gallon, partially offset by a 30 basis point increase in merchandise margin due to mix of general merchandise sales and private label penetration.
Selling, general and administrative expenses
SG&A increased by 1.2% to $598.1 million in the second quarter of fiscal year 2021 from $590.8 million in the second quarter of fiscal year 2020. The year-over-year increase in SG&A was primarily driven by a team member recognition bonus of $8.0 million.
Pre-opening expenses
Pre-opening expenses were $1.6 million in the second quarter of fiscal year 2021 compared to $2.0 million in the second quarter of fiscal year 2020. Pre-opening expenses decreased due to the timing of club and gas station openings year-over-year.
Interest expense
Interest expense was $16.4 million for the second quarter of fiscal year 2021 compared to $20.7 million for the second quarter of fiscal year 2020. The decrease is due to lower debt balances outstanding and lower interest rates, partially offset by $3.2 million of net losses on our ineffective cash flow hedges in connection with the payment of outstanding amounts under our ABL Facility.

Provision for income taxes
The Company’s effective income tax rate from continuing operations was 24.7% and 25.3% for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively. The decrease in the effective tax rate for the second quarter of fiscal year 2021, compared to the second quarter of fiscal year 2020, is due to higher excess tax benefits from stock-based compensation in the second quarter of fiscal year 2021.
Twenty-Six Weeks Ended July 31, 2021 (First Six Months of Fiscal Year 2021) Compared to Twenty-Six Weeks Ended August 1, 2020 (First Six Months of Fiscal Year 2020)
Net Sales
Net sales for the first six months of fiscal year 2021 were $7,870.2 million, a 3.7% increase from net sales reported for the first six months of fiscal year 2020 of $7,589.7 million. The increase was due primarily to a 2.2% increase in comparable club sales with gasoline sales increasing 77.5% year-over-year, driven by increased volume and price per gallon.
Comparable club sales

Twenty-Six Weeks Ended
July 31, 2021
Comparable club sales	2.2%
Less: contribution from gasoline sales	6.4%
Merchandise comparable club sales	(4.2)%

Merchandise comparable club sales decreased by 4.2% in the first six months of fiscal year 2021 driven by a 7% decline in our grocery division offset by a 12% increase in our general merchandise and services division. In grocery, sales declined as demand for paper products, personal protective equipment, and fresh food items normalized compared to the first six months of fiscal year 2020. In general merchandise and services, sales were strongest in seasonal categories such as patio sets, apparel, and pool equipment.
Membership fee income
Membership fee income was $175.1 million in the first six months of fiscal year 2021 compared to $162.1 million in the first six months of fiscal year 2020, reflecting an 8.1% increase. The increase in membership fee income was primarily driven by membership renewals and increased penetration of higher tier membership levels.
Cost of sales
Cost of sales was $6,555.1 million, or 83.3% of net sales, in the first six months of fiscal year 2021 compared to $6,258.6 million, or 82.5% of net sales, in the first six months of fiscal year 2020. The increase as a percentage of net sales was driven by the increase in gasoline sales, which contributed at a higher cost per gallon, partially offset by a 50 basis point increase in merchandise margin due to mix of general merchandise sales and private label penetration.
Selling, general and administrative expenses
SG&A increased 1.4% to $1,198.0 million in the first six months of fiscal year 2021 from $1,181.2 million in the first six months of fiscal year 2020. The year-over-year increase in SG&A was primarily driven by stock-based compensation expense related to a modification of $17.5 million of stock awards associated with the passing of our former President and CEO, Lee Delaney, a team member recognition bonus of $8.0 million and severance charges of $2.3 million associated with the realignment of our field operations. The increases were partially offset by lower advertising and supplies expenses in the first six months of fiscal year 2021.
Pre-opening expenses
Pre-opening expenses were $2.2 million in the first six months of fiscal year 2021 compared to $4.6 million in the first six months of fiscal year 2020. Pre-opening expenses decreased due to the timing of club and gas station openings year-over-year.

Interest expense
Interest expense was $35.7 million for the first six months of fiscal year 2021 compared to $42.6 million for the first six months of fiscal year 2020. The decrease is due to lower debt balances outstanding and lower interest rates, partially offset by $8.0 million of net losses on our ineffective cash flow hedges and a $0.7 million expense related to deferred financing fees from the payments on debt.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 24.3% and 23.5% for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. The increase in the effective tax rate is due to lower excess tax benefits from stock-based compensation in the first six months of fiscal year 2021 coupled with favorable, permanent true-ups in the first quarter of fiscal year 2020.
Liquidity and Capital Resources
Historically, the strength and stability of our operations, supplemented with our debt borrowings under the ABL Facility, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. In the first six months of fiscal year 2021, $63.5 million of available cash flow was used to repurchase shares under our share repurchase program. As of July 31, 2021, cash and cash equivalents totaled $42.4 million and we had $768.2 million of unused capacity under our ABL Facility. In the current environment, we believe our sources of liquidity will continue to be adequate to fund operations, meet our current debt obligations and finance investment and expansion activities for the foreseeable future.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-Six Weeks
	July 31, 2021	August 1, 2020
(in thousands)
Net cash provided by operating activities	$559,313	$733,692
Net cash used in investing activities	(128,728)	(78,901)
Net cash used in financing activities	(431,689)	(516,184)
Net (decrease) increase in cash and cash equivalents	$(1,104)	$138,607

Net Cash from Operating Activities
Net cash provided by operating activities was $559.3 million for the first six months of fiscal year 2021 compared to $733.7 million for the first six months of fiscal year 2020. The decrease in operating cash flow was primarily due to more favorable working capital results driven by increased sales in the prior year during the early stages of the COVID-19 pandemic.
Net Cash from Investing Activities
Cash used for capital expenditures was $128.7 million for the first six months of fiscal year 2021, compared to $78.9 million for the first six months of fiscal year 2020. The increase is primarily due to the timing of property, plant and equipment additions, partially offset by proceeds from sale-leaseback transactions in the first six months of fiscal year 2021.
Net Cash from Financing Activities
Net cash used in financing activities for the first six months of fiscal year 2021 was $431.7 million compared to $516.2 million for the first six months of fiscal year 2020. The decrease is due primarily to lower repayments of outstanding borrowings on our First Lien Term Loan and ABL Facility offset by higher payments to acquire treasury shares.

Debt and Borrowing Capacity
On July 13, 2020, the Company paid $150.0 million of the principal amount outstanding on the First Lien Term Loan. In connection with the payment, the Company expensed $1.3 million of previously capitalized deferred debt issuance costs and original issue discount. On July 29, 2020, upon the achievement of certain credit ratings upgrades, the base rate was reduced to LIBOR plus 200 basis points.
On October 30, 2020, the Company borrowed $260.0 million from the ABL Facility. The proceeds from the Company's borrowing and $100.0 million of the Company's cash and cash equivalents were used to pay $360.0 million of the principal amount outstanding on the First Lien Term Loan. In connection with the payment, the Company expensed $2.8 million of previously capitalized debt issuance costs and original issue discount.
On April 30, 2021, the Company used $150.0 million of cash and cash equivalents to pay $100.0 million of the principal amount outstanding on the First Lien Term Loan and $50.0 million of the principal amount outstanding on the ABL Facility. In connection with the payment, the Company expensed $0.7 million of previously capitalized debt issuance costs and original issue discount.
At July 31, 2021, the interest rate for the First Lien Term Loan before the effect of interest rate swaps was 2.10% and there were $701.9 million outstanding. See Note 4, "Debt and Credit Arrangements" of our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Contractual Obligations
Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of July 31, 2021, other than those items related to the ordinary course of operations of our business such as inventory purchases and lease amendments, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2021.
Changes in Internal Control
During the second quarter of fiscal year 2021, we finished the implementation of a new human resources management and payroll accounting system and updated our business processes and internal controls as a result.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the second quarter of fiscal year 2021.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 2, 2021 to May 29, 2021	250,000		$45.67	250,000	$124,963,483
May 30, 2021 to July 3, 2021	600,421	(2)	46.88	480,000	102,459,857
July 4, 2021 to July 31, 2021	324,116		48.35	324,116	86,788,245
Total	1,174,537		$47.03	1,054,116	$86,788,245
(1)    On December 19, 2019, our board of directors authorized the repurchase of up to $250.0 million of our outstanding common stock from time to time as market conditions warrant. The share repurchase program expires at the end of fiscal year 2021 and may be suspended or discontinued at any time without notice.
(2)     Includes 120,421 shares of common stock surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 7 "Stock Incentive Plans" in the Notes to Unaudited Consolidated Financial Statements included in this report.
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: August 26, 2021	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)