Form 10-Q
period 2021-10-30
BJ's Wholesale Club Holdings, Inc.
filed 2021-11-24
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 18, 2021, the registrant had 145,348,881 shares of common stock, $0.01 par value per share, outstanding.

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
•    our ability to implement our growth strategy by opening new clubs and gasoline stations; and
•    the other risk factors identified in our filings with the Securities and Exchange Commission, including in particular those set forth under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the "Annual Report on Form 10-K for the fiscal year 2020") and this Quarterly Report on Form 10-Q.
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
•    "ABL Facility" means the Company’s senior secured asset based revolving credit and term facility;
•    "First Lien Term Loan" means the Company’s senior secured first lien term loan facility;
•    "fiscal year 2020" means the 52 weeks ended January 30, 2021; and
•    "fiscal year 2021" means the 52 weeks ending January 29, 2022.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	October 30, 2021	January 30, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$84,691	$43,518	$46,116
Accounts receivable, net	200,315	172,719	188,413
Merchandise inventories	1,255,659	1,205,695	1,264,323
Prepaid expenses and other current assets	58,622	48,649	97,116
Total current assets	1,599,287	1,470,581	1,595,968
Operating lease right-of-use assets, net	2,151,255	2,058,763	2,034,742
Property and equipment:
Land and buildings	405,982	385,572	376,635
Leasehold costs and improvements	254,340	249,073	221,403
Furniture, fixtures and equipment	1,420,083	1,298,440	1,258,876
Construction in progress	85,743	23,633	43,382
	2,166,148	1,956,718	1,900,296
Less: accumulated depreciation and amortization	(1,285,244)	(1,158,929)	(1,131,038)
Total property and equipment, net	880,904	797,789	769,258
Goodwill	924,134	924,134	924,134
Intangibles, net	127,260	135,123	138,088
Deferred income taxes	5,167	5,737	—
Other assets	22,233	19,403	20,094
Total assets	$5,710,240	$5,411,530	$5,482,284
LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$260,000	$260,000
Current portion of operating lease liabilities	137,036	131,513	131,025
Accounts payable	1,235,763	988,074	1,176,104
Accrued expenses and other current liabilities	731,297	651,625	643,309
Total current liabilities	2,104,096	2,031,212	2,210,438
Long-term operating lease liabilities	2,082,287	1,988,840	1,961,321
Long-term debt	748,149	846,175	845,696
Deferred income taxes	33,995	45,096	47,241
Other non-current liabilities	173,977	180,880	200,210
Commitments and contingencies (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 145,318 shares issued and 136,075 outstanding at October 30, 2021; 143,428 shares issued and 137,192 outstanding at January 30, 2021; and 143,199 shares issued and 137,263 outstanding at October 31, 2020	1,453	1,434	1,432
Additional paid-in capital	889,142	826,377	814,376
Accumulated earnings (deficit)	23,745	(295,339)	(391,221)
Accumulated other comprehensive loss	(2,199)	(20,528)	(26,124)
Treasury stock, at cost, 9,243 shares at October 30, 2021; 6,236 shares at January 30, 2021; and 5,936 shares at October 31, 2020	(344,405)	(192,617)	(181,085)
Total stockholders’ equity	567,736	319,327	217,378
Total liabilities and stockholders’ equity	$5,710,240	$5,411,530	$5,482,284
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	October 30, 2021	October 31, 2020
Net sales	$4,172,594	$3,646,723
Membership fee income	91,493	84,946
Total revenues	4,264,087	3,731,669
Cost of sales	3,472,869	2,988,397
Selling, general and administrative expenses	617,991	552,307
Pre-opening expense	3,071	610
Operating income	170,156	190,355
Interest expense, net	11,854	25,882
Income from continuing operations before income taxes	158,302	164,473
Provision for income taxes	31,700	41,590
Income from continuing operations	126,602	122,883
Loss from discontinued operations, net of income taxes	(85)	(87)
Net income	$126,517	$122,796
Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.93	$0.90
Loss from discontinued operations	—	—
Net income	$0.93	$0.90
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.92	$0.88
Loss from discontinued operations	—	—
Net income	$0.92	$0.88
Weighted average shares of common stock outstanding:
Basic	135,582	136,011
Diluted	138,005	139,060
Other comprehensive income:
Amounts released from other comprehensive income, net of tax	$733	$3,670
Unrealized gain on cash flow hedge, net of income tax provision of $1,279 and $2,278, respectively	3,293	5,856
Total other comprehensive income	4,026	9,526
Total comprehensive income	$130,543	$132,322
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Net sales	$12,042,830	$11,236,403
Membership fee income	266,634	247,001
Total revenues	12,309,464	11,483,404
Cost of sales	10,027,991	9,247,042
Selling, general and administrative expenses	1,816,014	1,733,482
Pre-opening expense	5,265	5,180
Operating income	460,194	497,700
Interest expense, net	47,567	68,467
Income from continuing operations before income taxes	412,627	429,233
Provision for income taxes	93,442	103,940
Income from continuing operations	319,185	325,293
Loss from discontinued operations, net of income taxes	(101)	(145)
Net income	$319,084	$325,148
Income per share attributable to common stockholders—basic:
Income from continuing operations	$2.35	$2.39
Loss from discontinued operations	—	—
Net income	$2.35	$2.39
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$2.31	$2.34
Loss from discontinued operations	—	—
Net income	$2.31	$2.34
Weighted average shares of common stock outstanding:
Basic	135,604	136,269
Diluted	138,288	139,003
Other comprehensive income:
Amounts released from other comprehensive income, net of tax	$8,909	$3,670
Unrealized gain (loss) on cash flow hedge, net of income tax provision of $3,662 and income tax benefit of $1,246, respectively	9,420	(3,208)
Total other comprehensive income	18,329	462
Total comprehensive income	$337,413	$325,610
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 30, 2021	143,428	$1,434	$826,377	$(295,339)	$(20,528)	(6,236)	$(192,617)	$319,327
Net income	—	—	—	81,579	—	—	—	81,579
Amounts released from other comprehensive income, net of tax	—	—	—	—	4,665	—	—	4,665
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	3,187	—	—	3,187
Common stock issued under stock incentive plans	590	6	(6)	—	—	—	—	—
Stock compensation expense	—	—	27,300	—	—	—	—	27,300
Net cash received on option exercises	—	—	1,497	—	—	—	—	1,497
Treasury stock purchases	—	—	—	—	—	(542)	(24,031)	(24,031)
Balance, May 1, 2021	144,018	$1,440	$855,168	$(213,760)	$(12,676)	(6,778)	$(216,648)	$413,524
Net income	—	—	—	110,988	—	—	—	110,988
Amounts released from other comprehensive income, net of tax	—	—	—	—	3,511	—	—	3,511
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	2,940	—	—	2,940
Common stock issued under stock incentive plans	223	2	(2)	—	—	—	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	59	1	1,876	—	—	—	—	1,877
Stock compensation expense	—	—	7,334	—	—	—	—	7,334
Net cash received on option exercises	—	—	3,416	—	—	—	—	3,416
Treasury stock purchases	—	—	—	—	—	(1,175)	(55,238)	(55,238)
Balance, July 31, 2021	144,300	$1,443	$867,792	$(102,772)	$(6,225)	(7,953)	$(271,886)	$488,352
Net income	—	—	—	126,517	—	—	—	126,517
Amounts released from other comprehensive income, net of tax	—	—	—	—	733	—	—	733
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	3,293	—	—	3,293
Common stock issued under stock incentive plans	1,018	10	(10)	—	—	—	—	—
Stock compensation expense	—	—	7,794	—	—	—	—	7,794
Net cash received on option exercises	—	—	13,566	—	—	—	—	13,566
Treasury stock purchases	—	—	—	—	—	(1,290)	(72,519)	(72,519)
Balance, October 30, 2021	145,318	$1,453	$889,142	$23,745	$(2,199)	(9,243)	$(344,405)	$567,736
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance, February 1, 2020	140,723	$1,407	$773,618	$(716,369)	$(26,586)	(3,425)	$(86,414)	$(54,344)
Net income	—	—	—	95,734	—	—	—	95,734
Unrealized loss on cash flow, net of tax	—	—	—	—	(13,942)	—	—	(13,942)
Common stock issued under stock incentive plans	1,626	16	(16)	—	—	—	—	—
Stock compensation expense	—	—	5,514	—	—	—	—	5,514
Net cash received on option exercises	—	—	5,608	—	—	—	—	5,608
Treasury stock purchases	—	—	—	—	—	(258)	(6,073)	(6,073)
Balance, May 2, 2020	142,349	$1,423	$784,724	$(620,635)	$(40,528)	(3,683)	$(92,487)	$32,497
Net income	—	—	—	106,618	—	—	—	106,618
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	4,878	—	—	4,878
Common stock issued under stock incentive plans	246	3	(3)	—	—	—	—	—
Common stock issued under Employee Stock Purchase Plan (ESPP)	58	1	1,106	—	—	—	—	1,107
Stock compensation expense	—	—	9,064	—	—	—	—	9,064
Net cash received on option exercises	—	—	3,397	—	—	—	—	3,397
Treasury stock purchases	—	—	—	—	—	(1,047)	(38,460)	(38,460)
Balance, August 1, 2020	142,653	$1,427	$798,288	$(514,017)	$(35,650)	(4,730)	$(130,947)	$119,101
Net income	—	—	—	122,796	—	—	—	122,796
Amounts released from other comprehensive income, net of tax	—	—	—	—	3,670	—	—	3,670
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	5,856	—	—	5,856
Common stock issued under stock incentive plans	546	5	(5)	—	—	—	—	—
Stock compensation expense	—	—	8,667	—	—	—	—	8,667
Net cash received on option exercises	—	—	7,426	—	—	—	—	7,426
Treasury stock purchases	—	—	—	—	—	(1,206)	(50,138)	(50,138)
Balance, October 31, 2020	143,199	$1,432	$814,376	$(391,221)	$(26,124)	(5,936)	$(181,085)	$217,378
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$319,084	$325,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,664	124,331
Amortization of debt issuance costs and accretion of original issue discount	2,555	3,470
Debt extinguishment charges	657	4,077
Stock-based compensation expense	42,428	23,245
Deferred income tax (benefit) provision	(17,659)	2,289
Changes in operating leases and other non-cash items	6,112	5,441
Increase (decrease) in cash due to changes in:
Accounts receivable	(27,596)	17,940
Merchandise inventories	(49,964)	(182,821)
Prepaid expenses and other current assets	(13,841)	(16,964)
Other assets	(2,882)	(1,959)
Accounts payable	247,689	389,692
Accrued expenses and other current liabilities	72,525	61,829
Other non-current liabilities	18,403	46,254
Net cash provided by operating activities	733,175	801,972
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(222,498)	(152,800)
Proceeds from sale leaseback transactions	19,080	25,893
Net cash used in investing activities	(203,418)	(126,907)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on First Lien Term Loan	(100,000)	(513,297)
Proceeds from ABL Facility	—	996,000
Payments on ABL Facility	(260,000)	(1,064,000)
Net cash received from stock option exercises	18,479	16,431
Net cash received from ESPP	1,877	1,107
Acquisition of treasury stock	(149,449)	(94,671)
Proceeds from financing obligations	1,333	—
Other financing activities	(824)	(723)
Net cash used in financing activities	(488,584)	(659,153)
Net increase in cash and cash equivalents	41,173	15,912
Cash and cash equivalents at beginning of period	43,518	30,204
Cash and cash equivalents at end of period	$84,691	$46,116
Supplemental cash flow information:
Interest paid	$34,189	$52,306
Income taxes paid	100,753	111,105
Non-cash financing and investing activities:
Lease liabilities arising from obtaining right-of-use assets	213,642	90,320
Property additions included in accrued expenses	25,445	10,760
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries is a leading warehouse club operator primarily on the east coast of the United States. As of October 30, 2021, the Company operated 222 warehouse clubs and 151 gas stations in 17 states.
The Company follows and reports based on the National Retail Federation’s fiscal calendar. The thirteen week periods ended October 30, 2021 and October 31, 2020 are referred to as the "third quarter of fiscal year 2021" and the "third quarter of fiscal year 2020," respectively.
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
The consolidated balance sheet as of January 30, 2021 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations through the third quarter of fiscal year 2021 are not necessarily indicative of future results or results to be expected for fiscal year 2021. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year 2020, as filed with the Securities and Exchange Commission on March 19, 2021.
Recently Adopted Accounting Pronouncements
The accounting policies the Company follows are set forth in its audited financial statements for fiscal year 2020. There have been no material changes to these accounting policies, except as noted below for a new accounting pronouncement adopted at the beginning of fiscal year 2021.
Income Taxes (ASU 2019-12)
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard as of January 31, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3. Revenue Recognition
Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue as it satisfies a performance obligation by transferring control of the goods or services to the customer.
Net sales—The Company recognizes net sales at clubs and gas stations when the customer takes possession of the goods and tenders payment. Sales tax is recorded as a liability at the point of sale. Revenue is recorded at the point of sale based on the transaction price on the shelf sign, net of any applicable discounts, sales tax and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the shipping point. The following tables summarize the Company’s point of sale transactions at clubs and gas stations, excluding sales tax, as a percentage of both net sales and total revenues:

	Thirteen Weeks Ended
	October 30, 2021	October 31, 2020
Point of sale transactions, excluding sales tax, as a percent of net sales	94%	96%
Point of sale transactions, excluding sales tax, as a percent of total revenues	92%	94%

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Point of sale transactions, excluding sales tax, as a percent of net sales	93%	96%
Point of sale transactions, excluding sales tax, as a percent of total revenues	91%	94%
BJ’s Perks Rewards and My BJ’s Perks programs—The Company’s BJ’s Perks Rewards® membership program allows participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ’s. The Company also offers a co-branded credit card program, the My BJ’s Perks® program, which allows My BJ’s Perks® Mastercard credit card holders to earn up to 5% cash back on eligible purchases made at BJ’s and up to 2% cash back on purchases made with the card outside of BJ’s. Cash back has been in the form of electronic awards issued in $10 increments that may be used online or in-club at the register and expire six months from the date issued.
Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or on the Company’s website or app. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $29.3 million at October 30, 2021, $25.5 million at January 30, 2021 and $24.6 million at October 31, 2020.
Royalty revenue received in connection with the My BJ’s Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company’s total deferred royalty revenue related to the outstanding My BJ’s Perks Rewards was $19.1 million, $13.5 million and $13.5 million at October 30, 2021, January 30, 2021 and October 31, 2020, respectively. The timing of revenue recognition is driven by actual customer activities, such as redemptions and expirations. As of October 30, 2021, the Company expects to recognize $13.4 million of the deferred revenue in fiscal year 2021 and expects the remainder to be recognized in the periods thereafter.
Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and app and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. As the Company has the obligation to provide access to its clubs, website, app and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $168.1 million, $155.6 million and $151.2 million at October 30, 2021, January 30, 2021 and October 31, 2020, respectively.
Gift Card Program—The Company sells BJ’s gift cards in both physical and digital format, which allow customers to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized in proportion to its rate of gift card redemptions as the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. The Company also recognizes breakage in proportion to its rate of gift card redemptions. Deferred revenue related to gift cards was $10.3 million, $10.3 million and $9.0 million at October 30, 2021, January 30, 2021 and October 31, 2020, respectively. The Company recognized $8.9 million and $9.2 million of revenue from gift card redemptions in the third quarter of fiscal year 2021 and third quarter of fiscal year 2020, respectively. The Company recognized $27.3 million and $28.7 million of revenue from gift card redemptions in the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively.
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
The following tables summarize the Company’s percentage of net sales disaggregated by category:

	Thirteen Weeks Ended
	October 30, 2021	October 31, 2020
Grocery	72%	77%
General Merchandise & Services	12%	13%
Gasoline and Other	16%	10%

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Grocery	71%	78%
General Merchandise & Services	14%	13%
Gasoline and Other	15%	9%
4. Debt and Credit Arrangements
The following table summarizes the Company’s debt (in thousands):

	October 30, 2021	January 30, 2021	October 31, 2020
ABL Facility	$50,000	$310,000	$310,000
First Lien Term Loan	701,920	801,920	801,920
Unamortized debt discount and debt issuance cost	(3,771)	(5,745)	(6,224)
Less: current portion	—	(260,000)	(260,000)
Long-term debt	$748,149	$846,175	$845,696
ABL Facility
The ABL Facility is comprised of a $950.0 million revolving credit facility and a $50.0 million term loan. The ABL Facility is secured on a senior basis by certain "liquid assets" of the Company and secured on a junior basis by certain "fixed assets" of the Company. Payment terms on the $50.0 million term loan are restricted in that the term loan cannot be repaid unless all loans outstanding under the revolving credit facility are repaid, and once repaid, cannot be re-borrowed. The availability under the $950.0 million revolving credit facility is restricted based on eligible monthly merchandise inventories and receivables as defined in the agreement governing the ABL Facility. As amended, interest on the revolving credit facility is calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan is calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The ABL Facility also provides a sub-facility for issuances of letters of credit subject to certain fees defined in the agreement governing the ABL Facility. The ABL Facility is subject to various commitment fees during the term of the facility based on utilization of the revolving credit facility, which is scheduled to mature on August 17, 2023.

At October 30, 2021, there were $50.0 million outstanding in loans under the ABL Facility and $19.4 million in outstanding letters of credit. The interest rate on the revolving credit facility was 1.20%, the interest rate of the term loan was 2.08% and unused capacity was $930.6 million.
At January 30, 2021, there were $310.0 million outstanding in loans under the ABL Facility and $15.0 million in outstanding letters of credit. The interest rate on the revolving credit facility was 1.25%, the interest rate of the term loan was 2.14% and unused capacity was $641.1 million.
At October 31, 2020, there were $310.0 million outstanding in loans under the ABL Facility and $21.2 million in outstanding letters of credit. The interest rate on the revolving credit facility was 1.27%, the interest rate of the term loan was 2.14% and unused capacity was $670.8 million.
First Lien Term Loan
The Company’s First Lien Term Loan matures on February 3, 2024. Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain "fixed assets" of the Company and on a junior basis by certain "liquid" assets of the Company.
On October 30, 2020, the Company borrowed $260.0 million from the ABL Facility. The proceeds from the Company’s borrowing and $100.0 million of the Company’s cash and cash equivalents were used to pay $360.0 million of the principal amount outstanding on the First Lien Term Loan. In connection with the payment, the Company expensed $2.8 million of previously capitalized debt issuance costs and original issue discount.
On April 30, 2021, the Company used $100.0 million of cash and cash equivalents to pay $100.0 million of the principal amount outstanding on the First Lien Term Loan. In connection with the payment, the Company expensed $0.7 million of previously capitalized debt issuance costs and original issue discount.
There were $701.9 million, $801.9 million and $801.9 million outstanding on the First Lien Term Loan at October 30, 2021, January 30, 2021 and October 31, 2020, respectively. Interest rates for the First Lien Term Loan were 2.09%, 2.13% and 2.15% at October 30, 2021, January 30, 2021 and October 31, 2020, respectively.
5. Interest Expense, net
The following details the components of interest expense for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Interest on debt	$10,864	$15,915	$34,264	$52,860
Interest on capital lease and financing obligations	966	972	2,947	2,971
Debt issuance costs amortization	544	629	1,649	1,934
Original issue discount amortization	288	477	906	1,535
Loss on debt extinguishment	—	2,794	657	4,077
Loss (gain) on cash flow hedge	(808)	5,097	7,146	5,097
Capitalized interest	—	(2)	(2)	(7)
Interest expense, net	$11,854	$25,882	$47,567	$68,467
Interest expense in the thirteen and thirty-nine weeks ended October 30, 2021 decreased due to lower debt balances outstanding and lower interest rates.

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
7. Stock Incentive Plans
On June 13, 2018, the Company’s Board of Directors adopted, and its stockholders approved, the BJ’s Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the "2018 Plan"). The 2018 Plan provides for the grant of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, stock appreciation rights, and cash awards. Prior to the adoption of the 2018 Plan, the Company granted stock-based compensation to employees and non-employee directors under the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club, Inc. (f/k/a Beacon Holding Inc.), as amended (the "2011 Plan") and the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding, Inc.), as amended (the "2012 Director Plan"). No further grants will be made under the 2011 Plan or the 2012 Director Plan.
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan or 2012 Director Plan. As of October 30, 2021, there were 5,565,015 shares available for future issuance under the 2018 Plan.
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
The following table summarizes the Company’s stock award activity during the thirty-nine weeks ended October 30, 2021 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 30, 2021	3,673	$17.50	1,575	$26.29	29	$34.54	527	$23.96
Granted	—	—	494	44.59	26	46.82	422	44.96
Forfeited/canceled	—	—	(14)	39.76	—	—	(282)	28.98
Exercised/vested	(1,322)	13.97	(1,013)	29.52	(29)	34.60	—	—
Outstanding, October 30, 2021	2,350	$19.49	1,042	$33.99	26	$46.82	666	$39.56
Stock-based compensation expense was $7.8 million and $8.7 million for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively. Stock-based compensation expense was $42.4 million and $23.2 million for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively. Stock-based compensation expense in the thirty-nine weeks ended October 30, 2021 included $17.5 million of stock-based compensation expense related to the modification of stock awards for a former executive.

On June 14, 2018, the Company’s Board of Directors adopted, and its stockholders approved, the BJ’s Wholesale Club Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"), which became effective July 1, 2018. The aggregate number of shares of common stock that were to be reserved for issuance under the ESPP was to be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the Board of Directors. The offering under the ESPP commenced on January 1, 2019. The amount of expense recognized for both the thirteen weeks ended October 30, 2021 and October 31, 2020 was $0.2 million. The amount of expense recognized for the thirty-nine weeks ended October 30, 2021 and October 31, 2020 was $0.7 million and $0.5 million, respectively. As of October 30, 2021, there were 2,177,223 shares available for issuance under the ESPP.
Treasury Shares Acquired
The Company reacquired 28,398 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended October 30, 2021, which were recorded as $1.0 million of treasury stock. The Company reacquired 6,727 shares in the thirteen weeks ended October 31, 2020, which were recorded as $0.1 million of treasury stock.
The Company reacquired 375,223 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the thirty-nine weeks ended October 30, 2021, which were recorded as $16.7 million of treasury stock. The Company reacquired 211,995 shares in the thirty-nine weeks ended October 31, 2020, which were recorded as $6.5 million of treasury stock.
Share Repurchase Program
On December 19, 2019, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s outstanding common stock from time to time as market conditions warrant (the "Program"). The Program expires at the end of fiscal year 2021. The Company initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. As of October 30, 2021, $15.3 million remained available to purchase under the Program. The Company repurchased 1,261,873 shares for $71.6 million and 1,200,000 shares for $50.0 million during the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively. The Company repurchased 2,630,989 shares for $135.1 million and 2,299,282 shares for $88.1 million during the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively.
8. Income Taxes
The Company projects the estimated annual effective tax rate for fiscal year 2021 to be 26.8%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.
The Company’s effective income tax rate from continuing operations was 20.0% and 25.3% for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively; and 22.6% and 24.2% for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively. The decrease in the effective tax rate for the thirteen and thirty-nine weeks ended October 30, 2021 compared to the thirteen and thirty-nine weeks ended October 31, 2020 is due primarily to higher excess tax benefits from stock-based compensation as a result of activity related to a former executive.
The Company is subject to taxation in the U.S. federal and various state taxing jurisdictions. In general, the Company’s tax years from 2016 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities; however, certain ongoing state audits and appeals relate to periods prior to 2016.
9. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or "exit price." The inputs used to measure fair value are generally classified into the following hierarchy:
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
Financial Assets and Liabilities
The gross carrying amount and fair value of the Company’s debt at October 30, 2021 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$701,920	$701,857
ABL Facility	50,000	50,000
Total Debt	$751,920	$751,857
The gross carrying amount and fair value of the Company’s debt at January 30, 2021 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$801,920	$802,256
ABL Facility	310,000	310,000
Total Debt	$1,111,920	$1,112,256
The gross carrying amount and fair value of the Company’s debt at October 31, 2020 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$801,920	$788,800
ABL Facility	310,000	310,000
Total Debt	$1,111,920	$1,098,800
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
10. Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Weighted-average shares of common stock outstanding, used for basic computation	135,581,539	136,011,473	135,603,891	136,269,239
Plus: Incremental shares of potentially dilutive securities	2,423,188	3,048,987	2,684,061	2,734,180
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	138,004,727	139,060,460	138,287,952	139,003,419

As their inclusion would have been anti-dilutive, 1,933 restricted shares were excluded from the computation of diluted earnings for the thirteen weeks ended October 30, 2021, and 1,252 restricted shares were excluded from the computation of diluted earnings for the thirteen weeks ended October 31, 2020.
Similarly, 42,483 restricted shares were excluded from the computation of diluted earnings for the thirty-nine weeks ended October 30, 2021. A total of 368,554 stock options and 260,503 restricted shares were excluded from the computation of diluted earnings for the thirty-nine weeks ended October 31, 2020.
11. Derivative Financial Instruments
Interest Rate Swaps
On November 13, 2018, the Company entered into three forward starting interest rate swaps (the "interest rate swaps"), which became effective on February 13, 2019. The Company fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0% from February 13, 2019 to February 13, 2022. The Company elected hedge accounting for the interest rate swap agreements, and as such, the effective portion of the gains or losses were recorded as a component of other comprehensive income and the ineffective portion of gains or losses were recorded as interest expense.
On October 30, 2020, the Company borrowed $260.0 million from the ABL Facility. The proceeds from the Company’s borrowing, as well as $100.0 million of the Company’s cash and cash equivalents, were used to pay $360.0 million of the principal amount outstanding on the First Lien Term Loan. Due to the payment of debt principal on the First Lien Term Loan, the Company determined that certain interest payments were no longer probable and a portion of one of the interest rate swap agreements would be ineffective as a result of the payment of debt, and as such, released $3.7 million recorded in other comprehensive income to interest expense, net of tax.
On November 10, 2020, the Company terminated one of the interest rate swaps, which fixed $360.0 million of its floating rate debt at a rate of approximately 3.0%. An additional interest rate swap, which fixed $240.0 million of its floating rate debt at a rate of 3.0%, was determined to be ineffective.
On April 30, 2021, the Company used $150.0 million of its cash and cash equivalents to pay $100.0 million of the principal amount outstanding on the First Lien Term Loan and $50.0 million of the outstanding amounts on the ABL Facility. The Company accelerated the release of unrealized losses into earnings on the ineffective interest rate swap agreements and reclassified $4.7 million recorded in other comprehensive income to interest expense, net of tax.
On July 30, 2021, the Company used $210.0 million of its cash and cash equivalents to pay $210.0 million of the principal amount outstanding on the ABL Facility. The Company accelerated the release of unrealized losses into earnings on the ineffective interest rate swap agreements and reclassified $3.5 million recorded in other comprehensive income to interest expense, net of tax.
The interest rate swaps were recorded as a liability of $8.3 million, $26.4 million and $45.3 million at October 30, 2021, January 30, 2021 and October 31, 2020, respectively. The net of tax amount for the effective and ineffective interest rate swaps were recorded in other comprehensive income and interest expense, respectively.
There were gains of $4.6 million and $8.1 million recorded in other comprehensive income for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively. There were $12.9 million of gains and $4.5 million of losses recorded in other comprehensive income for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively. The ineffective portion of gains in the third quarter and first nine months of fiscal year 2021 of $1.8 million and $5.1 million, respectively, were recorded in interest expense. In the third quarter and first nine months of fiscal year 2020, all interest rate swap agreements were effective.

The fair values of derivative instruments included on the consolidated balance sheets are as follows (in thousands):

				Fair Value at
Accounting for Cash Flow Hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	October 30, 2021	January 30, 2021	October 31, 2020
Interest rate swap	$600,000	3.00%	Other current liabilities	$(5,952)	$(18,828)	$(22,670)
Interest rate swap	360,000	3.00%	Other current liabilities	—	—	(13,587)
Interest rate swap	240,000	3.00%	Other current liabilities	(2,379)	(7,525)	(9,061)
Net carrying amount	$1,200,000		Total liabilities	$(8,330)	$(26,353)	$(45,318)

12. Subsequent Event
On November 16, 2021, the Company’s Board of Directors approved a new share repurchase program (the "2021 Repurchase Program"), effective immediately. The authorization allows the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expires in January 2025 and gives management the flexibility to determine the terms and conditions under which shares may be purchased. The amount and timing of any repurchases made under the 2021 Repurchase Program will depend on a variety of factors, including available liquidity, cash flow and market conditions. The 2021 Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time. The Program that was approved in December 2019 was fully exhausted on November 17, 2021.

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
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2021" relate to the 52 weeks ending January 29, 2022, and references herein to "fiscal year 2020" relate to the 52 weeks ended January 30, 2021. The third quarter of fiscal year 2021 ended on October 30, 2021, and the third quarter of fiscal year 2020 ended on October 31, 2020, and both include thirteen weeks.
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
Our leadership team has implemented significant cultural and operational changes to our business, including transforming how we use data to improve member experience, instilling a culture of cost discipline, adopting a more proactive approach to growing our membership base and building an omnichannel offering oriented towards making shopping at BJ’s more convenient.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. As of the end of the third quarter of fiscal year 2021, we had more than six million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, services and gasoline. The annual membership fee for our Inner Circle® membership is $55 and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times the price of their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellesley Farms® and Berkley Jensen®, represented over $2.5 billion in annual sales for fiscal year 2020 and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $352.7 million for the trailing twelve-months ended October 30, 2021.
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
Inflation and deflation trends. Our financial results can be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, which could lead to a reduction in our sales, as well as greater margin pressure, as costs may not be able to be passed on to consumers. Changes in commodity prices and general inflation have impacted several categories of our business. This inflationary pressure is due primarily to supply chain disruptions complicated by the COVID-19 pandemic. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.
Tariffs. We have implemented a variety of mitigation measures in order to reduce the risk associated with our direct exposure to tariffs. We continue to work on diversifying our global supply chain to reduce our reliance on China by sourcing high-quality products from other markets in both Asia and Africa. Chinese-sourced goods represent approximately 3% of our cost of sales during the first nine months of fiscal year 2021.
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
Net Income
Net income reflects the Company’s net sales, less cost of sales, SG&A, interest, taxes and other expenses.
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
Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which our company operates and capital investments. We use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation, to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.
The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
(dollars in thousands)
Income from continuing operations	$126,602	$122,883	$319,185	$325,293
Interest expense, net	11,854	25,882	47,567	68,467
Provision for income taxes	31,700	41,590	93,442	103,940
Depreciation and amortization	45,830	42,160	135,664	124,331
Stock-based compensation expense	7,794	8,667	42,428	23,245
Pre-opening expenses (a)	3,071	610	5,265	5,180
Non-cash rent (b)	1,387	274	4,569	2,289
Severance charges (c)	—	—	2,300	—
Other adjustments (d)	161	143	529	229
Adjusted EBITDA	$228,399	$242,209	$650,949	$652,974
Adjusted EBITDA as a percentage of net sales	5.5%	6.6%	5.4%	5.8%
(a)Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.
(b)Consists of an adjustment to remove the non-cash portion of rent expense.
(c)Represents severance charges associated with labor reductions that resulted from the realignment of our field operations.
(d)Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.
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

The following is a reconciliation of our net cash provided by operating activities to free cash flow for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net cash provided by operating activities	$173,862	$68,280	$733,175	$801,972
Less: Additions to property and equipment, net of disposals	74,690	69,838	222,498	152,800
Plus: Proceeds from sale leaseback transactions	—	21,832	19,080	25,893
Free cash flow	$99,172	$20,274	$529,757	$675,065
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollars in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$4,172,594	$3,646,723	$12,042,830	$11,236,403
Membership fee income	91,493	84,946	266,634	247,001
Total revenues	4,264,087	3,731,669	12,309,464	11,483,404
Cost of sales	3,472,869	2,988,397	10,027,991	9,247,042
Selling, general and administrative expenses	617,991	552,307	1,816,014	1,733,482
Pre-opening expenses	3,071	610	5,265	5,180
Operating income	170,156	190,355	460,194	497,700
Interest expense, net	11,854	25,882	47,567	68,467
Income from continuing operations before income taxes	158,302	164,473	412,627	429,233
Provision for income taxes	31,700	41,590	93,442	103,940
Income from continuing operations	126,602	122,883	319,185	325,293
Loss from discontinued operations, net of income taxes	(85)	(87)	(101)	(145)
Net income	$126,517	$122,796	$319,084	$325,148
Operational Data:
Total clubs at end of period	222	219	222	219
Comparable club sales	13.1%	14.1%	5.7%	17.0%
Merchandise comparable club sales	5.7%	18.5%	(1.0)%	23.2%
Adjusted EBITDA	$228,399	$242,209	$650,949	$652,974
Free cash flow	99,172	20,274	529,757	675,065

Thirteen Weeks Ended October 30, 2021 (Third Quarter of Fiscal Year 2021) Compared to Thirteen Weeks Ended October 31, 2020 (Third Quarter of Fiscal Year 2020)
Net Sales
Net sales for the third quarter of fiscal year 2021 were $4,172.6 million, a 14.4% increase from net sales reported for the third quarter of fiscal year 2020 of $3,646.7 million. The increase was due primarily to a 13.1% increase in comparable club sales.
Comparable club sales

Thirteen Weeks Ended
October 30, 2021
Comparable club sales	13.1%
Less: contribution from gasoline sales	7.4%
Merchandise comparable club sales	5.7%

Merchandise comparable club sales increased by 5.7% in the third quarter of fiscal year 2021 driven by a 6% increase in our grocery division and a 4% increase in our general merchandise and services division. In grocery, sales increased as demand for beverages, candy and active nutrition categories have increased compared to the third quarter of fiscal year 2020. In the general merchandise and services division, the sales increased within home and seasonal categories.
Membership fee income
Membership fee income was $91.5 million in the third quarter of fiscal year 2021 compared to $84.9 million in the third quarter of fiscal year 2020, reflecting a 7.7% increase. The increase in membership fee income was primarily driven by membership renewals and increased penetration of higher-tier membership levels.
Cost of sales
Cost of sales was $3,472.9 million, or 83.2% of net sales, in the third quarter of fiscal year 2021 compared to $2,988.4 million, or 81.9% of net sales, in the third quarter of fiscal year 2020. The increase as a percentage of net sales was driven by a 20 basis point decrease in merchandise margin due to increased freight costs and price investments in inflationary categories.
Selling, general and administrative expenses
SG&A increased by 11.9% to $618.0 million in the third quarter of fiscal year 2021 from $552.3 million in the third quarter of fiscal year 2020. The year-over-year increase in SG&A was primarily driven by investments in team member wages, timing of management incentive compensation and other expenses related to volume and continued investments to drive strategic priorities.
Pre-opening expenses
Pre-opening expenses were $3.1 million in the third quarter of fiscal year 2021 compared to $0.6 million in the third quarter of fiscal year 2020. Pre-opening expenses increased due to timing of spend for club and gas station openings year-over-year.
Interest expense
Interest expense was $11.9 million for the third quarter of fiscal year 2021 compared to $25.9 million for the third quarter of fiscal year 2020. The decrease is due to lower debt balances outstanding and lower interest rates.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 20.0% and 25.3% for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively. The decrease in the effective tax rate for the third quarter of fiscal year

2021, compared to the third quarter of fiscal year 2020, is due primarily to higher excess tax benefits from stock-based compensation in the current year period as a result of activity related to a former executive.
Thirty-Nine Weeks Ended October 30, 2021 (First Nine Months of Fiscal Year 2021) Compared to Thirty-Nine Weeks Ended October 31, 2020 (First Nine Months of Fiscal Year 2020)
Net Sales
Net sales for the first nine months of fiscal year 2021 were $12,042.8 million, a 7.2% increase from net sales reported for the first nine months of fiscal year 2020 of $11,236.4 million. The increase was due primarily to a 5.7% increase in comparable club sales.
Comparable club sales

Thirty-Nine Weeks Ended
October 30, 2021
Comparable club sales	5.7%
Less: contribution from gasoline sales	6.7%
Merchandise comparable club sales	(1.0)%

Merchandise comparable club sales decreased by 1.0% in the first nine months of fiscal year 2021 driven by a 3% decline in our grocery division partially offset by a 9% increase in our general merchandise and services division. In grocery, sales declined as demand for paper products, personal protective equipment, and fresh food items normalized compared to the first nine months of fiscal year 2020. In general merchandise and services, sales were strongest in seasonal categories such as patio sets, apparel, and pool equipment.
Membership fee income
Membership fee income was $266.6 million in the first nine months of fiscal year 2021 compared to $247.0 million in the first nine months of fiscal year 2020, reflecting a 7.9% increase. The increase in membership fee income was primarily driven by membership renewals and increased penetration of higher-tier membership levels.
Cost of sales
Cost of sales was $10,028.0 million, or 83.3% of net sales, in the first nine months of fiscal year 2021 compared to $9,247.0 million, or 82.3% of net sales, in the first nine months of fiscal year 2020. The increase as a percentage of net sales was driven by the increase in gasoline sales, which contributed at a higher cost per gallon, and increased freight costs and price investment in inflationary categories, partially offset by a 30 basis point increase in merchandise margin due to mix of general merchandise sales and private label penetration.
Selling, general and administrative expenses
SG&A increased 4.8% to $1,816.0 million in the first nine months of fiscal year 2021 from $1,733.5 million in the first nine months of fiscal year 2020. The increase in SG&A was primarily driven by $24.3 million in investments in club team member wages, $15.1 million in occupancy costs, $12.4 million in depreciation and amortization expense, $17.5 million of accelerated stock-based compensation expense related to a former executive, and $13.2 million of other operating costs.
Pre-opening expenses
Pre-opening expenses were $5.3 million in the first nine months of fiscal year 2021 compared to $5.2 million in the first nine months of fiscal year 2020. Pre-opening expenses reflect the timing of spend for club and gas station openings year-over-year.
Interest expense
Interest expense was $47.6 million for the first nine months of fiscal year 2021 compared to $68.5 million for the first nine months of fiscal year 2020. The decrease is due to lower debt balances outstanding and lower interest rates.

Provision for income taxes
The Company’s effective income tax rate from continuing operations was 22.6% and 24.2% for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively. The decrease in the effective tax rate for the first nine months of fiscal year 2021, compared to the first nine months of fiscal year 2020, is due primarily to higher excess tax benefits from stock-based compensation in the current year period for activity related to a former executive.
Liquidity and Capital Resources
Historically, the strength and stability of our operations, supplemented with our debt borrowings under the ABL Facility, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. In the first nine months of fiscal year 2021, $135.1 million of available cash flow was used to repurchase shares under our share repurchase program. As of October 30, 2021, cash and cash equivalents totaled $84.7 million and we had $930.6 million of unused capacity under our ABL Facility. In the current environment, we believe our sources of liquidity will continue to be adequate to fund operations, meet our current debt obligations and finance investment and expansion activities for the foreseeable future.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
(in thousands)
Net cash provided by operating activities	$733,175	$801,972
Net cash used in investing activities	(203,418)	(126,907)
Net cash used in financing activities	(488,584)	(659,153)
Net increase in cash and cash equivalents	$41,173	$15,912

Net Cash from Operating Activities
Net cash provided by operating activities was $733.2 million for the first nine months of fiscal year 2021 compared to $802.0 million for the first nine months of fiscal year 2020. The decrease in operating cash flow was primarily due to the timing of our accounts receivable collections and accounts payable payments as well as improvements in our merchandise inventory.
Net Cash from Investing Activities
Cash used for capital expenditures was $203.4 million for the first nine months of fiscal year 2021, compared to $126.9 million for the first nine months of fiscal year 2020. The increase is primarily due to the timing, volume and cost of property, plant and equipment additions as we continue to invest in our strategic priorities.
Net Cash from Financing Activities
Net cash used in financing activities for the first nine months of fiscal year 2021 was $488.6 million compared to $659.2 million for the first nine months of fiscal year 2020. The decrease is due primarily to lower repayments of outstanding borrowings on our First Lien Term Loan and ABL Facility partially offset by higher payments to acquire treasury shares.
Debt and Borrowing Capacity
On October 30, 2020, the Company borrowed $260.0 million from the ABL Facility. The proceeds from the Company’s borrowing and $100.0 million of the Company’s cash and cash equivalents were used to pay $360.0 million of the principal amount outstanding on the First Lien Term Loan. In connection with the payment, the Company expensed $2.8 million of previously capitalized debt issuance costs and original issue discount.
On April 30, 2021, the Company used $150.0 million of cash and cash equivalents to pay $100.0 million of the principal amount outstanding on the First Lien Term Loan and $50.0 million of the principal amount outstanding on the ABL Facility. In connection with the payment, the Company expensed $0.7 million of previously capitalized debt issuance costs and original issue discount.
At October 30, 2021, the interest rate for the First Lien Term Loan before the effect of interest rate swaps was 2.09% and there were $701.9 million outstanding. See Note 4, "Debt and Credit Arrangements" of our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Share Repurchase
On November 16, 2021, the Company’s Board of Directors approved a new share repurchase program (the "2021 Repurchase Program"), effective immediately. The authorization allows the Company to repurchase up to $500.0 million of its outstanding common stock. See Note 12, "Subsequent Event" of our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. As of November 17, 2021, there was no capacity remaining under the Company’s existing share repurchase program that was approved in December 2019.
Contractual Obligations
Our contractual obligations consist primarily of long-term debt obligations, interest payments, operating leases and purchase orders for merchandise inventory. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of October 30, 2021, other than those items related to the ordinary course of operations of our business such as inventory purchases and lease amendments, there were no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the fiscal year 2020. We expect to take possession and account for our new home office lease in the fourth quarter of fiscal year 2021.
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
Recent Accounting Pronouncements
For a listing of recent account pronouncements, see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 30, 2021.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the third quarter of fiscal year 2021.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2021 to August 28, 2021	81,229	$55.49	80,600	$82,304,554
August 29, 2021 to October 2, 2021	574,516	$57.35	560,000	$50,210,412
October 3, 2021 to October 30, 2021	634,526	$55.25	621,273	$15,232,251
Total	1,290,271	$56.20	1,261,873	$15,232,251
(1)    On December 19, 2019, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock from time to time as market conditions warrant. The share repurchase program expires at the end of fiscal year 2021 and was fully exhausted on November 17, 2021.
(2)     Includes 629 shares of common stock for the period August 1, 2021 to August 28, 2021, 14,516 shares of common stock for the period August 29, 2021 to October 2, 2021 and 13,253 shares of common stock for the period October 3, 2021 to October 30, 2021 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 7 "Stock Incentive Plans" in the Notes to Unaudited Consolidated Financial Statements included in this report.
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: November 24, 2021	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)