Form 10-Q/A
period 2021-10-30
BJ's Wholesale Club Holdings, Inc.
filed 2021-12-03
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q/A
(Amendment No. 1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 18, 2021, the registrant had 135,964,608 shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE
BJ’s Wholesale Club Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended October 30, 2021, as filed with the Securities and Exchange Commission on November 24, 2021 (the “Original Report”), solely to correct a clerical error in the number of outstanding shares of the Company’s common stock set forth on the cover page of the Original Report. The correct number of shares of the Company’s common stock outstanding as of November 18, 2021 is 135,964,608, as set forth on the cover page of this Amendment.

Except as described above, no changes have been made to the Original Report. This Amendment does not modify, amend or update any financial information in the Original Report. This Amendment continues to speak as of the date of the Original Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the Original Report.
PART II—OTHER INFORMATION
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: December 3, 2021	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)