Form 10-K
period 2022-01-29
BJ's Wholesale Club Holdings, Inc.
filed 2022-03-17
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022 or
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File No. 001-38559
_____________________________
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_____________________________
Delaware
State or other jurisdiction of
incorporation or organization

25 Research Drive
Westborough, Massachusetts
(Address of principal executive offices)
45-2936287
(I.R.S. Employer
Identification No.)

01581
(Zip Code)
Registrant’s telephone number, including area code: (774) 512-7400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.01	BJ	New York Stock Exchange
_____________________________
Securities registered pursuant to Section 12(g) of the Act: None.
_____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates as of July 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,900,000,000. For purposes of this calculation, the registrant has excluded the market value of all shares of its voting common equity reported as beneficially owned by the executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant. The registrant has no non-voting common equity.
The number of outstanding shares of common stock of the registrant as of March 10, 2022 was 135,289,504.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2021 fiscal year pursuant to Regulation 14A.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K should be considered forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, including expectations regarding deferred revenue, lease commencement dates, impact of infrastructure investments on our operating model and selling, general and administrative expenses, sales of gasoline and gross profit margin rates, and new club and gas station openings, as well as statements that include terms such as "may", "will", "should", "expect", "plan", "anticipate", "could", "intend", "project", "believe", "estimate", "predict", "continue", "forecast", "would", or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:
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
•risks related to our indebtedness;
•changes in laws related to, or the governments administration of, the Supplemental Nutrition Assistance Program or its electronic benefit transfer systems;
•the risks and uncertainties related to the impact of the novel coronavirus (COVID-19) pandemic, including the duration, scope and severity of the pandemic, federal, state and local government actions or restrictive measures implemented in response to COVID-19, the emergence of new variants, the effectiveness of such measures, as well as the effect of any relaxation or revocation of current restrictions, and the direct and indirect impact of such measures;
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
•our ability to implement our growth strategy by opening new clubs and gasoline stations; and;
•the other risk factors identified in our filings with the Securities and Exchange Commission, including in particular those set forth under "Risk Factors" in this Annual Report on Form 10-K.
Given these uncertainties, you should not place undue reliance on any forward-looking statements. Except as required by applicable law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future, and you should not rely upon these forward-looking statements after the date of this Annual Report on Form 10-K.

TRADEMARKS
BJ’s Wholesale Club®, BJ’s®, Wellsley Farms®, Berkley Jensen®, My BJ’s Perks®, BJ’s Easy Renewal®, BJ’s Gas®, BJ’s Perks Elite®, BJ’s Perks Plus®, Inner Circle®, ExpressPay® and BJ’s Perks Rewards® are all registered trademarks of BJ's Wholesale Club, Inc. Other trademarks, tradenames and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of those other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report on Form 10-K may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks.
This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in the Forward-Looking Statements section above.
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
In this Annual Report on Form 10-K, we make reference to consistently offering 25% or more savings on a representative basket of manufacturer-branded groceries compared to typical supermarket competitors. The following is how we verify that we provide our members this value:
•We periodically identify the four supermarket chains (or banners) most prevalent in our clubs’ primary trade areas (the "Supermarket Competitors").
•We create a "basket" of 100 popular manufacturer-branded grocery food and non-food items, each of which was among our top-selling national brand items in its category and was also carried, in varying pack sizes, in supermarkets. We believe this basket is representative of manufacturer-branded grocery items because of their popular appeal and recognition—as evidenced by both presence and sales volume—in our clubs and at the Supermarket Competitors.
•We hire an independent third-party company to research multiple (a minimum of six) sites for each of the Supermarket Competitors, which are located in the trade areas of one or more of our clubs, no less frequently than once every two weeks. The third-party comparison shoppers record the prices of each item in the basket carried by the Supermarket Competitor, in the closest pack size to the size BJ’s carries, and then they calculate the price on a unit-price basis. We compare unit prices to ensure a common denominator for price comparisons. We direct the measurement company to ignore coupons and exclude items that were on promotion by us or by a Supermarket Competitor, as promotional prices do not represent everyday values in our view.
•To calculate the Supermarket Competitors’ average price for the items in the basket, we average the measured prices of the items at each Supermarket Competitor store sampled, create an average measured unit price for each item at each Supermarket Competitor, compare those to our chain average unit price, and arrive at a relative percentage difference for each Supermarket Competitor. We then average these percentage differences for the Supermarket Competitors. The average difference is consistently more than 25%.
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
DEFINED TERMS
As used in this Annual Report on Form 10-K, unless the context otherwise requires:
•"The Company", "BJ’s", "we", "us" and "our" mean BJ’s Wholesale Club Holdings, Inc. and, unless the context otherwise requires, its consolidated subsidiaries; and
•"IPO" means our initial public offering of shares of our common stock completed on July 2, 2018.
BASIS OF PRESENTATION
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2022" relate to the 52 weeks ending January 28, 2023, references herein to "fiscal year 2021" relate to the 52 weeks ended January 29, 2022, references herein to "fiscal year 2020" relate to the 52 weeks ended January 30, 2021 and references herein to "fiscal year 2019" relate to the 52 weeks ended February 1, 2020. In this Annual Report on Form 10-K, unless otherwise noted, when we compare a metric (such as comparable club sales) between one period and a "prior period," we are comparing it to the analogous period from the prior fiscal year.

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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 226 large-format, high volume warehouse clubs spanning 17 states. In our core New England markets, which have high population density and generate a disproportionate part of U.S. gross domestic product ("GDP"), we operate almost three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club ("BOPIC") service, curbside delivery, same day home delivery or traditional ship-to-home service.
Our leadership team continues to implement significant cultural and operational changes to our business, including transforming how we use data to improve member experience, instilling a culture of cost discipline, adopting a more proactive approach to growing our membership base and building an omnichannel offering oriented towards making shopping at BJ’s more convenient. These changes continue to delivered results rapidly, evidenced by year-over-year income from continuing operations growth, consecutive quarter comparable club sales growth over the last three years and adjusted EBITDA growth over the last three years.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have more than six million members paying annual fees to gain access to savings on groceries and general merchandise and services. The annual membership fee for our Inner Circle® membership is $55, and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent over $3.0 billion in annual sales, and are the largest brands we sell in terms of volume. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $360.9 million for fiscal year 2021.
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

Our Clubs
As of January 29, 2022, we operated 226 clubs ranging in size from 63,000 square feet to 163,000 square feet. We aim to locate our larger clubs in high density, high traffic locations that are difficult to replicate. We design our smaller format clubs to serve markets whose population is not sufficient to support a larger club or that are in locations, such as urban areas, where there is inadequate real estate space for a larger club. Including space for parking, the amount of land required for a BJ’s club generally ranges from eight acres to approximately fourteen acres. Our clubs are located in both free-standing locations and shopping centers.

Our ability to achieve profitable operations depends upon high sales volumes and the efficient operation of our warehouse clubs. We buy most of our merchandise directly from manufacturers and route it to cross-docking consolidation points (distribution centers) or directly to our clubs. Our company-operated and contracted distribution centers receive large shipments from manufacturers and quickly ship these goods to individual clubs, generally within 24 hours. This process creates freight volume and handling efficiencies, eliminating many costs associated with traditional multiple-step distribution channels, including distributors’ commissions and the cost of storing merchandise in central distribution facilities. We work closely with manufacturers to minimize the amount of handling required once merchandise is received at a club. Merchandise for sale is generally displayed on pallets containing large quantities of each item, thereby reducing labor required for handling, stocking and restocking. Back-up merchandise is generally stored in steel racks above the sales floor.
A summary of our club locations by market as of January 29, 2022 is set forth in the table below:

Market	Club Count
New York	46
Florida	34
Massachusetts	25
New Jersey	23
Pennsylvania	18
Connecticut	13
Virginia	13
Maryland	12
North Carolina	9
New Hampshire	7
Ohio	6
Georgia	5
Delaware	4
Michigan	4
Maine	3
Rhode Island	3
South Carolina	1
Segments
Our retail operations, which include retail club and other sales procured from our clubs and DC’s, represent substantially all of our consolidated total revenues, are our only reportable segment. All of our identifiable assets are located in the United States. We do not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.
Merchandising
We service our existing members and attract new members by providing a broad range of high quality, brand name and private label merchandise at prices that are consistently lower than the prices of traditional retailers, including discount retailers, supermarkets, supercenters and specialty retail operations. We limit the items offered in each product line to fast selling styles, sizes and colors, carrying approximately 7,000 core active stock keeping units ("SKUs"). We may add additional temporary SKUs from time to time to keep up with demand, such as that created by the COVID-19 pandemic.

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
•Grocery: consists of our meat, produce, dairy, bakery, deli and frozen products, packaged foods, beverages, detergents, disinfectants, paper products, beauty care, adult and baby care and pet foods, which constituted approximately 83% of our merchandise sales for fiscal year 2021.
•General merchandise and services: consist of optical, tires, small appliances, televisions, electronics, seasonal goods, gift cards, and apparel, which constituted approximately 17% of our merchandise sales for fiscal year 2021.
BJ’s consumer-focused private label products, sold under Wellsley Farms® and Berkley Jensen® brands, comprised approximately 23% of our total merchandise sales in fiscal year 2021. These products are primarily premium quality and generally are priced below the branded competing product. We focus both on a group of core private label products that compete with national brands that have among the highest market share and yield high margins and on differentiated products that drive member loyalty.
We also offer a number of specialty services that are designed to enable members to complete more of their shopping at our clubs and to encourage more frequent trips to the clubs. Many of these services are provided by outside operators under license from us. Specialty services include full-service optical centers; tire installation services; a propane tank filling service; home improvement services; travel services; cell phone kiosks; and product protection plans.
As of January 29, 2022, we had 157 gasoline stations in operation at or near our clubs. The gas stations are generally self-service, with some locations accepting cash. We generally maintain our gas prices below the average retail prices in each market as a means of illustrating a favorable price image to existing and prospective members.
Omnichannel Offering
We have built a robust digital portfolio which consists of BJs.com, BerkleyJensen.com, Wellsleyfarms.com, Delivery.bjs.com as well as the BJ’s mobile app.  We have made it easier for members to purchase, review products, digitally add coupons to their membership card and view annual member savings. BJs.com showcases our club assortment available to members along with review ratings and coupons for added savings.  The above digital portfolio offers our members convenient ways to shop, including our BOPIC service, curbside delivery, same day home delivery or traditional ship-to-home service. Our app delivers personalized promotions, improved shopping experiences, and an efficient gateway to our fulfillment options. Our members appreciate the convenience of the BJ’s mobile app, as evidenced by millions of downloads since fiscal year 2019. We have rolled out the ability to use state Electronic Benefit Transfer ("EBT") cards when shopping on BJs.com. In addition, in the fourth quarter of fiscal year 2021, we launched ExpressPay®, which allows members to skip checkout lines when they shop in club by paying with their phones.
Membership
Paid membership is an essential element of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We have a large base of more than six million paid memberships as of January 29, 2022. Our target customers care about value, quality and convenience and shop at warehouse clubs for their family needs. Our target customers are a price sensitive demographic with large household sizes, representing the largest segment of warehouse club shoppers in BJ’s trade areas.
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

BJ’s Perks Rewards®, our higher tier of membership, offers members the opportunity to earn 2% cash back on most in-club and bjs.com purchases. The annual fee for a BJ’s Perks Rewards membership is $110 per year. We also offer our co-branded My BJ’s Perks® Mastercard® credit cards. These cards provide members with the opportunity to earn up to 5% cash back on purchases made at our clubs or online at bjs.com and a 10-cent per gallon discount on gasoline when paying with a My BJ’s Perks Mastercard® at our BJ’s Gas locations. Since fiscal year 2014, we have grown co-branded Mastercard® holders by over 800%. In fiscal year 2021, BJ’s Perks Rewards members and co-branded Mastercard® members accounted for 35% of members and 45% of spend, compared to 31% of members and 41% of spend in fiscal year 2020.
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

See "Item 1A. Risk Factors" for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" together with our audited consolidated financial statements and related notes thereto for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.
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
The FDA also exercises broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under certain circumstances, extends to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods, including dietary supplements, must bear labeling that provides consumers with essential information with respect to standards of identity, net quantity, nutrition facts, ingredient statement and allergen disclosures. The FDA also regulates the use of structure/function claims, health claims and nutrient content claims.
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

Seasonality
Our business is moderately seasonal in nature. Historically, our business has generally realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively. Our quarterly results have been and will continue to be affected by the timing of new club openings and their associated pre-opening expenses. As a result of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.
Employees and Human Capital Resources
As of January 29, 2022, we had approximately 34,000 full-time and part-time employees, whom we refer to as team members. None of our team members are represented by a union. We consider our relations with our team members to be good.
Team Member Engagement. We provide all team members with the opportunity to share their opinions and feedback on our culture through a survey that is performed every year. Results of the survey are measured and analyzed to enhance the team member experience, promote retention of team members, drive change, and leverage the overall success of our Company.
Diversity. We strive to foster a work environment that includes and embraces diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience. As of the end of fiscal year 2021, 45% of our total workforce were women and 48% were minorities. During fiscal year 2021, 42% of our new hires were women and 47% of our new hires were minorities. We have a zero-tolerance policy on discrimination and harassment and have several systems under which team members can report incidents confidentially or anonymously and without fear of reprisal. We have an Inclusion & Diversity council which is comprised of a cross-functional team representing diversity of backgrounds, ethnicity, gender, and self-identification. This council is responsible for identifying and driving actions and initiatives to advance the Company’s inclusion and diversity mission.
Total Rewards. We believe our team members are the key to our success and we offer competitive programs to meet the needs of our colleagues and their families. Our programs include annual bonuses, 401(k) plans, stock awards, an employee stock purchase plan, paid time off, flexible work schedules, family leave, team member assistance programs, and more, based on eligibility criteria.  We take the health and wellness of our team members seriously.  We provide our eligible team members with access to a variety of innovative, flexible and convenient health and wellness programs. Additionally, the Company provides resources, such as an onsite chiropractor, a health clinic and a fitness center for team members. Such programs are designed to support team members’ physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. The Company also provides team members with comprehensive medical benefits, dental, and behavioral and mental wellness benefits.
Team Member Development. Training and development programs for our team members help retain and advance them into future roles with the company.  We provide online and on-the-job training through innovative delivery tools which are easy to use and focused on the core skills needed to be successful at BJ’s Wholesale Club. We provide several management and leadership programs that develop and educate our leaders so they can provide the best work environment and growth opportunities to all our team members.
The COVID-19 pandemic has further reinforced the importance of a safe and healthy workforce. In response to the pandemic, the Company implemented safeguards to protect our essential team members, including increased frequency of cleaning and disinfecting, social distancing practices, face coverings, temperature screening and other measures consistent with specific regulatory requirements and guidance from health authorities. We also implemented a vaccine mandate for all team members in the home office and field management and provided vaccine clinics for our team members. Additional safeguards included travel restrictions and remote work for team members who were able to work from home during fiscal year 2021.
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

Corporate Information
Our principal operating subsidiary is BJ’s Wholesale Club, Inc., which was previously an independent publicly traded corporation until its acquisition on September 30, 2011 by a subsidiary of Beacon Holding Inc., a company incorporated on June 24, 2011 by investment funds affiliated with or advised by CVC Capital Partners and Leonard Green & Partners, L.P ("the Sponsors"), for the purpose of the acquisition. BJ’s Wholesale Club Holdings, Inc. changed its name from Beacon Holding Inc. on February 23, 2018. On July 2, 2018, BJ’s Wholesale Club Holdings, Inc. became a publicly traded entity in connection with its IPO and listing on the New York Stock Exchange ("NYSE") under the ticker symbol "BJ."
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
Information About our Executive Officers
The following are the executive officers of BJ’s Wholesale Club as of March 17, 2022:

Name	Age	Office and Business Experience
Robert W. Eddy	49
Robert W. Eddy has served as President and Chief Executive Officer of the Company and as a member of our Board of Directors since April 2021. Mr. Eddy joined the Company in 2007 as Senior Vice President, Finance and was named Executive Vice President and Chief Financial Officer in 2011 and served as Executive Vice President, Chief Financial and Administrative Officer from 2018 to April 2021 when he became President and Chief Executive Officer. Prior to joining BJ’s, Mr. Eddy served retail and consumer products companies as a member of the audit and business advisory practice of PricewaterhouseCoopers LLP, in Boston and San Francisco. Mr. Eddy is a graduate of Babson College in Wellesley, Massachusetts, and Phillips Academy in Andover, Massachusetts.

Mr. Eddy currently serves as a member of the Board of Directors and Executive Committee of the National Retail Federation. From 2013 to 2017, Mr. Eddy chaired the Financial Executives Council of the National Retail Federation. He is also a member of the College Advisory Board for Babson College.

Laura L. Felice	40	Laura L. Felice has served as our Executive Vice President, Chief Financial Officer since April 2021. Prior to that Ms. Felice served as Senior Vice President, Controller since November 2016 and was responsible for the integrity of our financial records. Prior to joining BJ’s, Ms. Felice worked at Clarks Americas, Inc., a footwear chain, since 2008 in positions of increasing responsibility, including most recently as Senior Vice President of Finance from November 2015 to November 2016, where she led all aspects of commercial finance for the Americas region distribution channels. Additionally, Ms. Felice worked at PricewaterhouseCoopers LLP, a multinational professional services firm from 2003 to 2008. She is a Certified Public Accountant and currently serves as a Board member, Vice-Chair and Finance Committee Chair for the Massachusetts Society of CPAs. She holds a Master of Accounting and a bachelor’s degree with a double major in Finance and Accounting from Boston College.

Paul Cichocki	52	Paul Cichocki has served as our Executive Vice President, Chief Commercial Officer since April 2021 and oversees merchandising, membership, marketing and analytics. From April 2020 to April 2021, Mr. Cichocki served as Executive Vice President, Membership, Analytics and Business Transformation and was responsible for the strategy and vision for the Company's membership, marketing and analytics divisions. Prior to joining BJ’s, Mr. Cichocki most recently served as Partner at Bain & Company, a management consulting firm, from 2005 to April 2020, where he led Bain’s scale consulting delivery capabilities and was responsible for integrating and coordinating Bain’s consulting support and delivery organizations globally. He initially joined Bain & Company in 1997 as a consultant and spent more than 20 years serving clients across a range of industries, including retail, consumer products, financial services and food and beverage. Mr. Cichocki was also a member of Bain & Company’s Global Operating Committee from 2017 to 2020 and Investment Committee from 2019 to 2020. Prior to Bain & Company, Mr. Cichocki worked as an Operating Manager at Frito-Lay, a snack manufacturing division of PepsiCo., from 1991 to 1995. Mr. Cichocki attended Harvard Business School, where he earned a Master of Business Administration with distinction. He is also a graduate from the University of Massachusetts, where he received a bachelor’s degree in operations management with high honors.
Jeff Desroches	45	Jeff Desroches joined BJ's in 2001 and has served as our Executive Vice President, Chief Operations Officer since April 2018. As Executive Vice President, Chief Operations Officer, Mr. Desroches leads all operations, Club Team Members, Regional Field Staff, and policies and procedures at all the Company’s clubs and fuel stations as well as omni fulfillment, supply chain and asset protection. Prior to that, Mr. Desroches held several positions at BJ's, including Regional Asset Protection Manager for the Metro New York market from 2001 to 2007, Vice President of Asset Protection from 2007 to 2010 and Senior Vice President of Supply Chain from 2010 until his promotion to his current role in April 2018. Prior to BJ’s, Mr. Desroches held various operational and warehousing roles at Service Merchandise Company, Inc., a retail chain, from 1993 to 2000 and Kmart Corporation, a discount department store chain, from 2000 to 2001. He holds a bachelor’s degree in Criminal Justice and Law Enforcement Administration from American Intercontinental University.
Scott Kessler	55	Scott Kessler has served as our Executive Vice President, Chief Information Officer since May 2017 and is responsible for information technology, including ensuring that the Company has the technology, systems and people in place to support the Company’s transformation. Prior to joining the Company, he was Executive Vice President, Chief Information Officer at Belk, Inc., a department store chain, from 2014 to October 2016, where he led efforts to strengthen the information technology systems, improve system operations and further define the omnichannel roadmap. Prior to that, Mr. Kessler was Senior Vice President, Products Technology at GSI Commerce, Inc., a technology and services company, from 2004 to 2013. Mr. Kessler holds a Master of Business Administration and a bachelor’s degree from Fairleigh Dickinson University.
Graham N. Luce	52	Graham N. Luce has served as our Senior Vice President, General Counsel and Secretary since April 2015 and provides senior management with strategic advice on Company initiatives, complex business transactions and litigation, as well as counsel on all corporate governance-related matters. He also serves as Secretary of the Company. Prior to joining the Company, Mr. Luce worked at Bain & Company, a management consulting firm, from 2000 to April 2015 and Goodwin Procter LLP, a global law firm, from 1995 to 2000. He holds a Juris Doctor from Boston University School of Law and bachelor’s degrees in Political Science and Electrical Engineering from Tufts University.

Monica Schwartz	47	Monica Schwartz has served as our Executive Vice President, Chief Digital Officer since October 2021 and is responsible for driving the Company’s vision and strategy for its e-commerce and omnichannel efforts. She joined the Company in August 2020 and previously served as our Senior Vice President, Chief Digital Officer from August 2020 to October 2021. Ms. Schwartz most recently served as Vice President, Online Merchandising at The Home Depot, Inc., a home improvement retailer, from December 2017 to September 2019 and was responsible for the e-commerce site and driving innovation. Prior to that, she served as the Executive Vice President of Digital at Nine West Group, a fashion retailer, from 2015 to 2017. From 2014 to 2015 Ms. Schwartz served as Chief Global Digital Officer at Stuart Weitzman Holdings, LLC, a women’s footwear and handbag retailer. From 2012 to 2014, she served as Executive Director, e-commerce at David Yurman Enterprises, LLC, a jewelry design company. Prior to that she held positions of increasing responsibility at E-bay, Inc., an e-commerce corporation, from 2007 to 2012. From 2005 to 2007, she held positions with Countrywide Financial Corporation, a financial services company, and from 1998 to 2001 she held positions with MediaHippo, an interactive media agency. She holds a Master of Business Administration at the University of California, Los Angeles Anderson School of Management and a bachelor’s degree in Fine Arts from Miami University.
William C. Werner	44	William C. Werner has served as our Executive Vice President, Strategy and Development since April 2021 and is responsible for building the Company’s market expansion and key strategic initiatives. Previously, Mr. Werner served as our Senior Vice President, Strategic Planning and Investor Relations from November 2016 to April 2021, Senior Vice President, Finance from 2013 to November 2016 and as our Vice President, Accounting and Financial Reporting from 2012 to 2013. Prior to joining the Company, Mr. Werner was a Director in the Deals practice at PricewaterhouseCoopers LLP, a multinational professional services firm, from 2007 to 2012. He holds a bachelor’s degree with a double major in Mathematics and Accounting from the College of the Holy Cross.
Item 1A. Risk Factors
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. These risks are not all of the risks that we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business, financial condition, results of operations and/or stock price if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in the Forward-Looking Statements section above.
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
We depend on having a large and loyal membership. The extent to which we achieve growth in our membership base and sustain high renewal rates materially influences our profitability. Further, our net sales are directly affected by the number of our members, the number of BJ’s Perks Rewards® members and holders of our My BJ’s Perks® Mastercard® credit cards, the frequency with which our members shop at our clubs and the amount they spend on those trips, which means the loyalty and enthusiasm of our members directly impacts our net sales and operating income. Accordingly, anything that would harm our relationship with our members and lead to lower membership renewal rates or reduced spending by members in our clubs could materially adversely affect our net sales, membership fee income and results of operations.
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
Under SNAP, we are currently authorized to accept EBT payments, or food stamps, at our clubs as tender for eligible items. Changes in state and federal laws governing the SNAP program, including reductions in program benefits, restrictions on program eligibility, or rules on where and for what EBT cards may be used, could reduce sales at our clubs. For example, in December 2019, the federal government approved changes in the program’s administration, including limiting the time period during which certain able-bodied adults without dependents are eligible to receive SNAP benefits to three months in a 36-month period. Any such program changes or reductions in funding for the SNAP program overall could decrease sales at our clubs and thereby materially and adversely affect our business, financial condition and results of operations.
The novel coronavirus ("COVID-19"), or any future pandemic, epidemic or outbreak of any other infectious disease, could have an adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic, including the emergence of new variants, has caused, and could continue to cause, significant disruptions to the United States, regional and global economies and has contributed, and may continue to contribute, to significant volatility and negative pressure in financial markets. The extent to which the COVID-19 pandemic, or the future pandemic, epidemic or outbreak of any other highly infectious disease, affects our business, operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic, or any future pandemic, epidemic or outbreak of any other highly infection disease, may materially adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in this "Risk Factors" section, including:
•a complete or partial closure of, or a decrease in member traffic at, one or more of our clubs, due to government restrictions and limitations intended to promote social distancing and contain the spread of COVID-19, which could adversely affect our net sales and operating results;
•any difficulties and delays in obtaining products from our distributors and suppliers, delivering products to our clubs and adequately staffing our clubs and distribution centers, which have resulted in, and could continue to result in, an inability to maintain inventory levels and meet our members’ demands and have caused, and may continue to cause, us to seek alternative and potentially more expensive sources of supply;
•a decrease in consumer discretionary spending and confidence or changes in our members’ needs, each of which could adversely affect member demand for the products we sell, result in shifts in demand to lower priced options and change the mix of products we sell, result in slower inventory turnover and greater markdowns of inventory, cause us to lose existing members and/or fail to attract new members, or otherwise materially adversely affect our net sales and operating results;
•any inability to continue to provide our team members with appropriate compensation and protective measures, which could cause us to be unable to retain current or attract new team members to perform necessary functions within our clubs and distribution centers;
•any spread of COVID-19 among our team members or employees of our distributors or suppliers, within a particular club, distribution center or geographical area, may necessitate that impacted clubs, distribution centers or suppliers operate with reduced staffing or be temporarily closed, which could negatively impact our business and financial condition, as well as our reputation; and
•limited access to our management, support staff and professional advisors, which could decrease the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, increase our susceptibility to security breaches, or hamper our ability to comply with regulatory obligations, leading to reputational harm and regulatory issues or fines.

Natural disasters and other incidents beyond our control could negatively affect our business, financial condition and results of operations.
Our business could be severely impacted by natural disasters, such as hurricanes, typhoons or earthquakes, or other incidents beyond our control, such as terrorism, riots, acts of violence and other crimes, particularly in locations where our centralized operating systems and administrative personnel are located. For example, our operations are concentrated primarily on the east coast of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snow storm, could have a material adverse effect on a substantial portion of our operations. Such natural disasters or other incidents could result in, among other things, physical damage to one or more of our properties; the temporary closure of one or more of our clubs, Company-operated or contracted distribution centers or our home office facility; the temporary lack of an adequate work force in a market; a temporary or long-term disruption in merchandise distribution, including issues with the transport of goods to or from overseas; the temporary reduction in the availability of products in our clubs and on-line or a reduction in demand for certain of our products, each of which could have a negative adverse effect on our business, financial condition, cash flows and results of operations.

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
One third-party distributor currently consolidates a substantial majority of our perishables for shipment to our clubs. While we believe that such a consolidation is in our best interest overall, any disruption in the operations of this distributor could materially impact our sales and profitability. In addition, a prolonged disruption in the operations of this distributor could require us to seek alternative perishables distribution arrangements, which may not be on attractive terms and could lead to delays in the distribution of this merchandise, either of which could have a significant and material adverse effect on our business, results of operations and financial condition. We have entered into an agreement to acquire four distribution centers and related private transportation fleet from Burris Logistics. The transaction, which is expected to close in the second quarter of fiscal year 2022, is expected to bring end-to-end perishable supply chain in-house. However, there is no assurance that the transaction will be completed on the time frame or the terms that we expect or that, following the closing of the transaction, we will not experience disruption to our logistics processes that could materially impact sales and profitability for the near term while we are integrating the assets into our operations.
We may not timely identify or respond effectively to consumer trends, which could negatively affect our relationship with our members, the demand for our products and services and our market share.
It is difficult to predict consistently and successfully the products and services our members will demand over time. Our success depends, in part, on our ability to identify and respond to evolving trends in demographics and member preferences. Failure to timely identify or respond effectively to changing consumer tastes, preferences (including those relating to environmental, social and governance issues) and spending patterns could lead us to offer our members a mix of products or a level of pricing that they do not find attractive. This could negatively affect our relationship with our members, leading them to reduce both their visits to our clubs and the amount they spend, and potentially impacting their decision to renew their membership. Such a result would adversely affect the demand for our products and services and our market share. If we are not successful at predicting our sales trends and adjusting accordingly, we may also have excess inventory, which could result in additional markdowns and reduce our operating performance. This could have an adverse effect on margins and operating income.
We are subject to payment-related risks, including risks to the security of payment card information.
We accept payments using an increasing variety of methods, including cash, checks, our co-branded credit cards and a variety of other credit and debit cards, as well as Paypal, Apple Pay®, Google Pay, EBT payments and Buy Now, Pay Later financed through Citizens Pay™. Our efficient operation, like that of most retailers, requires the transmission of information permitting cashless payments. As we offer new payment options to our members, we may be subject to additional rules, regulations and compliance requirements, along with the risk of higher fraud losses. For certain payment methods, we pay interchange and other related card acceptance fees, along with additional transaction processing fees. We rely on third parties to provide secure and reliable payment transaction processing services, including the processing of credit and debit cards, and our co-branded credit card, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. For example, we are subject to Payment Card Industry Data Security Standards, which contain stringent compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We are also subject to a consent decree entered by the FTC in 2005 in connection with a complaint alleging that we had failed to adequately safeguard members’ personal data. Under the consent decree, we are required to maintain a comprehensive information security program that is reasonably designed to protect the security, confidentiality and integrity of personal information collected from or about our members. In addition, if our third-party processor systems are breached or compromised, we may be subject to substantial fines, remediation costs, litigation and higher transaction fees and lose our ability to accept credit or debit card payments from our members, and our reputation, business and operating results could also be materially adversely affected.

Our security measures have been breached in the past and may be undermined in the future due to the actions of outside parties, including nation-state sponsored actors, team member error, internal or external malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate, alter, or destroy business and personal information, including payment card information. Such information may also be placed at risk through our use of outside vendors, which may have data security systems that differ from those that we maintain or which are more vulnerable to breach. For example, in March 2018, our travel vendor informed us that the personal data of several hundred of our members had been compromised because of a data breach at Orbitz, which that vendor used as a platform for making online travel bookings. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, discover or counter them in a timely fashion, or implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation and harm to our relationship with our members, any of which could have an adverse effect on our business.
We rely extensively on information technology to process transactions, compile results and manage our businesses. Failure or disruption of our primary and back-up systems could adversely affect our businesses.
Given the very high volume of transactions we process each year, it is important that we maintain uninterrupted operation of our business-critical computer systems. Our systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, including tampering with hardware and breaches of our transaction processing or other systems that could result in the compromise of confidential customer or team member data, ransomware or other malware attacks, catastrophic events such as fires, earthquakes, tornadoes and hurricanes and errors by our team members. Phishing attacks have emerged as particularly pervasive, including as a means for ransomware attacks, which have increased in both frequency and breadth. If our systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer serious interruptions in our operations, which might not be short-lived, in the interim. Any material interruption to these systems could have a material adverse effect on our business and results of operations. In addition, the cost of securing our systems against failure or attack is considerable, and increases in these costs, particularly in the wake of a breach or failure, could be material.
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
Our comparable club sales may be adversely affected for many reasons, including new club openings by our competitors, the opening of our own new clubs that may cannibalize existing club sales, cycling against strong sales in the prior year, by new clubs entering our comparable club base and by price reductions in response to competition.
Our quarterly operating results may be adversely affected by a number of factors including losses in new clubs, price changes in response to competitors’ prices, increases in operating costs, volatility in gasoline, energy and commodity prices, increasing penetration of sales of our private label brands (Wellsley Farms® and Berkley Jensen®), federal budgetary and tax policies, weather conditions, including natural disasters, local economic conditions and the timing of new club openings and related start-up costs.
Changes in our product mix or in our revenues from gasoline sales could negatively impact our revenue and results of operations.
Certain of our key performance indicators, including net sales, operating income and comparable club sales, could be negatively impacted by changes to our product mix or in the price of gasoline. For example, we continue to add private label products to our assortment of product offerings at our clubs, sold under our Wellsley Farms® and Berkley Jensen® private labels. We generally price these private label products lower than the manufacturer branded products of comparable quality that we also offer. Accordingly, a shift in our sales mix in which we sell more units of our private label products and fewer units of our manufacturer branded products would have an adverse impact on our overall net sales. Also, as we continue to add gas stations to our club base and increase our sales of gasoline, our profit margins could be adversely affected. Since gasoline generates lower profit margins than the remainder of our business, we could expect to see our overall gross profit margin rates decline as sales of gasoline increase. In addition, gasoline prices have been historically volatile and may fluctuate widely due to changes in domestic and international supply and demand. Accordingly, significant changes in gasoline prices may substantially affect our net sales notwithstanding that the profit margin and unit sales for gasoline are largely unchanged, and this effect may increase as gasoline sales make up a larger portion of our revenue.
Research analysts and shareholders may recognize and react to the foregoing changes to our key performance indicators and believe that they indicate a decline in our performance, and this could occur regardless of whether or not the underlying cause has an adverse impact on our profitability. If we suffer an adverse change to our key performance indicators, this could adversely affect the trading price of our common stock.
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
If a recall does occur, we have procedures in place to notify our clubs and, if appropriate, the members who have purchased the goods in question. We determine the appropriateness of a recall on a case-by-case basis, based, in part, on the size of the recall, the severity of the potential impact to a member and our ability to contact the purchasers of the products in question. While we are subject to governmental inspections and regulations, and work to comply in all material respects with applicable laws and regulations, it is possible that consumption or use of our products could cause a health-related illness or injury in the future and that we will be subject to claims, lawsuits or government investigations relating to such matters. This could result in costly product recalls and other liabilities that could adversely affect our business and results of operations. Even if a product liability claim is unsuccessful or is not fully pursued, negative publicity could adversely affect our reputation with existing and potential members, as well as our corporate and brand image, including that of our Wellsley Farms® and Berkley Jensen® private labels, and could have long-term adverse effects on our business.
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
Our financial and operational performance is dependent on our operations in the New York metropolitan area, which accounted for 23% of net sales in fiscal year 2021. The New York metropolitan area is the city and suburbs of New York City, which includes Long Island and the Mid- and Lower Hudson Valley in the state of New York. It also includes north and central New Jersey, three counties in western Connecticut and five counties in northeastern Pennsylvania. We consider 43 of our clubs to be located in the New York metropolitan area. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our operations in the New York metropolitan area could arise from, among other things, slower growth or declines in our comparable club sales; negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for club openings; cannibalization of existing locations by new clubs; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in this market, including higher levels of unemployment, depressed home values and natural disasters; regional economic problems; changes in local regulations; terrorist attacks; and failure to consistently provide a high quality and well-assorted mix of products to retain our existing member base and attract new members.

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
We sell many products under our private label brands, Wellsley Farms® and Berkley Jensen®. Maintaining consistent product quality, competitive pricing and availability of these products is essential to developing and maintaining member loyalty to these brands. These products generally carry higher margins than manufacturer branded products of comparable quality carried in our clubs and represent a growing portion of our overall sales. If our private label brands experience a loss of member acceptance or confidence, our net sales and operating results could be adversely affected.
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
Additionally, we cannot be certain that we do not, or will not in the future, infringe on the intellectual property rights of third parties. From time to time, we have been subject to claims of third parties that we have infringed upon their intellectual property rights and we face the risk of such claims in the future. Even if we are successful in these proceedings, any intellectual property infringement claims against us could be costly, time-consuming and harmful to our reputation, and could divert the time and attention of our management and other personnel, or result in injunctive or other equitable relief that may require us to make changes to our business, any of which could have a material adverse effect on our financial condition, cash flows or results of operations. With respect to any third-party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms.
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
As our business grows, we continue to make significant technology investments both in our operations and in our administrative functions. The costs, potential problems and interruptions associated with the implementation of technology initiatives could disrupt or reduce the efficiency of our operations in the near term. They may also require us to divert resources from our core business to ensure that implementation is successful. In addition, new or upgraded technology might not provide the anticipated benefits, in part because it might take longer than expected to realize the anticipated benefits, it may cost more than anticipated, and the technology might fail.
Inventory shrinkage could have a material adverse effect on our business, financial condition and results of operations.
We are subject to the risk of inventory loss and theft. Our inventory shrinkage rates have not been material, or fluctuated significantly in recent years, although it is possible that rates of inventory loss and theft in the future will exceed our estimates and that our measures will be ineffective in reducing our inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, for example as a result of increased use of self-checkout technologies, it could have a material adverse effect on our business, results of operations and financial condition.
We are subject to risks associated with leasing substantial amounts of space.
We lease most of our retail properties, each of our three company-operated distribution centers and our home office. The profitability of our business is dependent on operating our current club base with favorable margins, opening and operating new clubs at a reasonable profit, renewing leases for clubs in desirable locations and, if necessary, identifying and closing underperforming clubs. We enter leases for a significant number of our club locations for varying terms. Typically, a large portion of a club’s operating expense is the cost associated with leasing the location.
We are typically responsible for taxes, utilities, insurance, repairs and maintenance for our leased retail properties. Our net lease cost for fiscal years 2021, 2020 and 2019 totaled $340.3 million, $331.8 million and $326.1 million, respectively. Our future minimum rental commitments for all operating leases in existence as of January 29, 2022 was $337.5 million for fiscal year 2022 and a total of $3.1 billion in aggregate for fiscal years 2023 through 2042. We expect that many of the new clubs we open will also be leased to us under operating leases, which will further increase our operating lease expenditures and require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our senior secured asset based revolving credit and term facility (the "ABL Facility") or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.
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
The collection, use and processing of individually identifiable data, including personal health information, by our business is regulated at the federal and state levels. New privacy and information security laws and regulations continue to be passed or proposed and interpretations of existing laws change. As such, compliance with them may result in cost increases due to necessary system changes and the development of new administrative processes and may add additional complexity to our operations, require additional investment of resources in compliance programs, impact our business strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies, as well as increase the risk of potential liability. If we fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal or financial risk, including the imposition of fines or other penalties, as a result of non-compliance.
As most retailers and wholesale club operators do, we and certain of our service providers receive certain individually identifiable information, including personal health information, about our members. In addition, our online operations at bjs.com depend upon the secure transmission of confidential information over public networks. A compromise of our security systems or those of some of our business partners that results in our members’ personal information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations.
Federal, state, regional and local laws and regulations relating to the cleanup, investigation, use, storage, discharge and disposal of hazardous materials, hazardous and non-hazardous wastes and other environmental matters could adversely impact our business, financial condition and results of operations.
We are subject to a wide variety of federal, state, regional and local laws and regulations relating to the use, storage, discharge and disposal of hazardous materials, hazardous and non-hazardous wastes and other environmental matters. Failure to comply with these laws could result in harm to our members, team members or others; significant costs to satisfy environmental compliance, remediation or compensatory requirements, private party claims; or the imposition of severe penalties or restrictions on operations by governmental agencies or courts, all of which could adversely affect our business, financial condition, cash flows and results of operations. In addition, the risk of substantial costs and liabilities, including for the investigation and remediation of past or present contamination at our current or former properties (whether or not caused by us), are inherent in our operations, particularly with respect to our gasoline stations. There can be no assurance that substantial costs and liabilities for an investigation and remediation of contamination will not be incurred.
Our e-commerce business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.
As our e-commerce business grows, we increasingly encounter the risks and difficulties that internet-based businesses face. The successful operation of our e-commerce business, and our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depend on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our e-commerce business include, but are not limited to: uncertainties associated with our website, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, inadequate system capacity, computer viruses, human error, security breaches; disruptions in telecommunications service or power outages; reliance on third parties for computer hardware and software and delivery of merchandise to our customers; rapid changes in technology; credit or debit card fraud and other payment processing related issues; changes in applicable federal and state regulations; liability for online content; cybersecurity and consumer privacy concerns and regulation.
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
In addition, we must keep up-to-date with competitive technology trends, including the use of new or improved technology, which may increase our costs and which may not increase sales or attract customers. If we are unable to allow real-time and accurate visibility into product availability when customers are ready to purchase, fulfill our customers’ orders quickly and efficiently use the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate sales channel or manage our online sales effectively, our ability to compete and our results of operations could be adversely affected.
Furthermore, if our e-commerce business successfully grows, it may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical locations, thereby detracting from the financial performance of our clubs.
We are subject to a number of risks because we import some of our merchandise.
We imported approximately 4% of our merchandise directly from foreign countries such as China, Vietnam, Bangladesh and India during fiscal year 2021. In addition, many of our domestic vendors purchase a portion of their products from foreign sources.
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
We sourced approximately 4% of our merchandise abroad during fiscal year 2021. The U.S. Foreign Corrupt Practices Act and other similar laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot ensure that we will be successful in preventing our team members or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, cash flows and results of operations.
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
Provisions for losses related to self-insured risks are generally based upon independent actuarially determined estimates. The assumptions underlying the ultimate costs of existing claim losses can be highly unpredictable, which can affect the liability recorded for such claims. For example, variability in health care cost inflation rates inherent in these claims can affect the amounts recognized. Similarly, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes from historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could materially impact our consolidated financial statements.
Goodwill and identifiable intangible assets represent a significant portion of our total assets, and any impairment of these assets could adversely affect our results of operations.
Our goodwill and indefinite-lived intangible assets, which consist of goodwill and our trade name, represented a significant portion of our total assets as of January 29, 2022. Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators are based on market conditions and the operational performance of our business.
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
We are a holding company and do not have any material assets or operations other than ownership of the equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends, if any, is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our debt obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. We cannot assure our shareholders that the cash flow and earnings of our operating subsidiaries will be adequate for our subsidiaries to service their debt obligations. If our subsidiaries do not generate sufficient cash flow from operations to satisfy corporate obligations, we may have to undertake alternative financing plans (such as refinancing), restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. We cannot assure our shareholders that any such alternative refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our obligations, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends, if any, or making loans to us.
Risks Relating to Our Indebtedness
We face risks related to our indebtedness.
As of January 29, 2022, our total outstanding long-term debt was $748.6 million. Our leverage could expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our ABL Facility and senior secured first lien term loan facility ("First Lien Term Loan"). Our indebtedness could have important consequences to us, including: limiting our ability to deduct interest in the taxable period in which it is incurred in light of the Tax Cuts and Jobs Act and exposing us to the risk of increased interest rates as substantially all of our borrowings are at variable rates.
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
We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations.
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
The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.

The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals for reform and replacement, with most LIBOR settings not expected to be published after June 30, 2023. In the U.S., the Alternative Reference Rates Committee ("AARC"), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate ("SOFR") plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, including that LIBOR is an unsecured lending rate while SOFR is a secured rate, and that SOFR is an overnight rate whereas LIBOR reflects term rates at different maturities.

We have contracts that are indexed to LIBOR, including the credit agreements governing our ABL facility and First Lien Term Loan and our interest rate swap agreements. We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR based borrowings that extend beyond such date will need to be converted into a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities or derivative instruments tied to LIBOR could also be impacted. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract. The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but if our contracts indexed to LIBOR, including contracts governing our variable rate debt and our interest rate swaps, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the AARC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacements that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.
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
As a result of these factors, you may not be able to resell your shares at or above the price at which you purchased them. In addition, our stock price may be volatile. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. Accordingly, these broad market fluctuations, as well as general economic, political and market conditions, such as recessions or interest rate changes, may significantly reduce the market price of the common stock, regardless of our operating performance. In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were to become involved in securities litigation, it could result in substantial costs and divert resources and our management’s attention from other business concerns, regardless of the outcome of such litigation.
Our ability to raise capital in the future may be limited.
Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common shareholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing shareholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
The timing and amount of repurchases of shares of our common stock, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock, our cost of capital and the nature of other investment opportunities. Our share repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the effectiveness of the program. Our share repurchase program may be suspended or terminated at any time without notice.
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
Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders, and may prevent attempts by our shareholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law (the "DGCL"), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our shareholders, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions include: establishing a classified board of directors such that not all members of the board are elected at one time; allowing the total number of directors to be determined exclusively (subject to the rights of holders of any series of preferred stock to elect additional directors) by resolution of our board of directors and granting to our board of directors the sole power to fill any vacancy on the board; limiting the ability of shareholders to remove directors without cause; authorizing the issuance of "blank check" preferred stock by our board of directors, without further shareholder approval, to thwart a takeover attempt; prohibiting shareholder action by written consent (and, thus, requiring that all shareholder actions be taken at a meeting of our shareholders); eliminating the ability of shareholders to call a special meeting of shareholders; establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual shareholder meetings; requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our certificate of incorporation or bylaws; and electing not to be governed by Section 203 of the DGCL.
These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for other shareholders to elect directors of their choosing and cause us to take corporate actions other than those our shareholders desire.

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
We currently anticipate that we will retain future earnings for the operation and expansion of our business and do not expect to pay any cash dividends on shares of our common stock in the foreseeable future. We are a holding company, and substantially all of our operations are carried out by our operating subsidiaries. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations. Under our ABL Facility and First Lien Term Loan, our operating subsidiaries are significantly restricted in their ability to pay dividends or otherwise transfer assets to us, and we expect these limitations to continue in the future. Our ability to pay dividends may also be limited by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Shareholders seeking cash dividends in the foreseeable future should not purchase our common stock.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under any provisions of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. This forum selection provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Exchange Act. As a shareholder in our Company, you are deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit your ability to obtain a favorable judicial forum for disputes with us.
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
We compute our income tax provision based on enacted federal and state tax rates. As tax rates vary among jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision.  Additionally, changes in the enacted tax rates, adverse outcomes in tax audits, including potential future transfer pricing disputes, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We operated 226 warehouse club locations as of January 29, 2022, of which 192 are leased under long-term leases and 14 are owned. We own the buildings at the remaining 20 locations, which are subject to long-term ground leases. A listing of the number of Company locations in each state is shown under Part I. "Item 1. Business."
The Company’s leases require long-term rental payments subject to various adjustments. Generally, the Company is required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales in excess of certain thresholds, or other factors. Many of the leases require escalating payments during the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term. The initial primary term of the Company’s operating leases ranges from 5 to 44 years, with most of these leases having an initial term of approximately 20 years. The initial primary term of the Company’s three finance leases is 20 years.
Our home office in Westborough, Massachusetts occupies a total of 282,000 square feet. Our lease expires on January 31, 2026. We will be transitioning to a new home office in Marlborough, Massachusetts in fiscal year 2022.
We operate three cross-dock distribution centers for non-perishable items and also have four perishable item distribution centers operated by a third party, which are expected to be purchased from Burris Logistics in fiscal year 2022. Our cross-dock distribution centers are leased under lease agreements expiring between 2031 and 2033, and range between 480,000 and 630,000 square feet in size. The third-party perishable distribution centers range between 114,000 and 264,000 square feet in size.
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
Our common stock began trading on the NYSE under the symbol "BJ" on June 28, 2018. As of the end of business on March 10, 2022, the trading price of our common stock closed at $60.23 per share.
Holders
As of March 10, 2022, there were approximately seven record holders of our common stock. This number does not include beneficial owners whose shares were held in street name.
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
Performance Graph
The following graph illustrates a comparison of the total cumulative return on our common stock with the total cumulative return for (i) the S&P 500 Index and (ii) the S&P 500 Retail Index for the period from June 28, 2018 (the date our common stock commenced trading on the NYSE) through January 29, 2022. The graph assumes an investment of $100 in our common stock and in each index at market close on June 28, 2018 and the reinvestment of all dividends. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock.

Performance Graph
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
June 28, 2018
February 2, 2019
February 1, 2020
January 30, 2021
January 29, 2022
BJ's Wholesale Club, Inc.
S&P 500
S&P 500 Retail

	June 28, 2018 (1)	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022
BJ’s Wholesale Club, Inc.	$100.00	$120.32	$93.27	$191.23	$263.32
S&P 500	100.00	99.64	118.75	136.74	163.16
S&P 500 Retail	100.00	95.22	113.80	159.89	168.32
(1)The Company commenced trading on June 28, 2018 and is presented as the starting point above.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (3)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans of Programs (1) (2)
October 31, 2021 - November 27, 2021	251,160	(3)	$61.44	249,625	$500,000,000
November 28, 2021 - January 1, 2022	230,000		65.75	230,000	484,878,539
January 2, 2022 - January 29, 2022	221,342		61.88	221,342	471,181,442
Total	702,502		$62.99	700,967	$471,181,442
(1)On December 19, 2019, the Company’s board of directors authorized the repurchase of up to $250.0 million of the Company’s outstanding common stock from time to time as market conditions warrant. The share repurchase program was fully exhausted on November 17, 2021.

(2)On November 16, 2021, the Company’s board of directors approved a new share repurchase program (the "2021 Repurchase Program"), effective immediately, that allows the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expires in January 2025.
(3)Includes 1,535 shares of common stock surrendered to the Company by team members between October 31, 2021 and November 27, 2021 to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 9 "Stock Incentive Plans" in the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of January 29, 2022, regarding our common stock that may be issued under the BJ’s Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the "2018 Incentive Award Plan"), the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding Inc.), as amended (the "2011 Stock Option Plan"), the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding Inc.), as amended (the "2012 Director Stock Option Plan") and the BJ’s Wholesale Club Holdings, Inc. Employee Stock Purchase Plan (the "ESPP").

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders
2018 Incentive Award Plan (1)	2,754,417	(2)	$15.80	(3)	5,544,648
2011 Stock Option Plan	179,141		6.87		—
2012 Director Stock Option Plan	46,817		3.10		—
ESPP (4)	—				1,641,858	(5)
Total equity compensation plans approved by shareholders	2,980,375				7,186,506
Equity compensation plans not approved by shareholders	—				—
Total equity compensation plans approved and not approved by shareholders	2,980,375				7,186,506
(1)In connection with our IPO, we adopted the 2018 Incentive Award Plan and will not make future grants or awards under the 2011 Stock Option Plan or the 2012 Director Stock Option Plan. The shares available for grant under the 2018 Incentive Award Plan includes 985,369 shares of common stock that, as of July 2, 2018, remained available for issuance, collectively, under the 2011 Stock Option Plan and the 2012 Director Stock Option Plan.
(2)Includes (i) 25,624 shares of common stock issuable pursuant to restricted stock units outstanding, (ii) 2,055,613 shares of common stock issuable upon the exercise of outstanding options, and (iii) 673,180 shares of common stock issuable pursuant to performance stock units as of January 29, 2022.
(3)Because there is no exercise price associated with the restricted stock units and performance stock units, such units are not included in the weighted-average exercise price calculation.
(4)Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(5)The aggregate number of shares of common stock reserved for issuance under our ESPP is equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors.
Item 6. Reserved
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to promote understanding of the results of operations and financial condition of the Company and MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes thereto included in Item 8 in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in "Item 1A. Risk Factors".
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2022", "fiscal year 2021" and "fiscal year 2020" relate to the 52 weeks ended January 28, 2023, January 29, 2022 and January 30, 2021, respectively.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 226 large-format, high volume warehouse clubs spanning 17 states. In our core New England markets, which have high population density and generate a disproportionate part of U.S. GDP, we operate almost three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our BOPIC service, curbside delivery, same day home delivery or traditional ship-to-home service.

Our leadership team continues to implement significant cultural and operational changes to our business, including transforming how we use data to improve member experience, instilling a culture of cost discipline, adopting a more proactive approach to growing our membership base and building an omnichannel offering oriented towards making shopping at BJ’s more convenient. These changes continue to deliver results rapidly, evidenced by year-over-year income from continuing operations growth, consecutive quarter comparable club sales growth over the last three years and adjusted EBITDA growth over the last three years.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have more than six million members paying annual fees to gain access to savings on groceries and general merchandise and services. The annual membership fee for our Inner Circle® membership is $55, and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent over $3.0 billion in annual sales, and are the largest brands we sell in terms of volume. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $360.9 million for fiscal year 2021.
Our business is moderately seasonal in nature. Historically, our business has generally realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively. Our quarterly results have been, and will continue to be, affected by the timing of new club openings and their associated pre-opening expenses. As a result of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.
On January 25, 2022, the Company entered into an agreement to acquire the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics, which is expected to bring end-to-end perishable supply chain in-house. The transaction is expected to close in the second quarter of fiscal year 2022 and the Company expects to finance the purchase price with a combination of available cash and borrowings under the Company’s revolving credit facility. However, there is no assurance that the transaction will be completed on the time frame or the terms that we expect or that, following the closing of the transaction, we will not experience disruption in our logistics processes that could materially impact sales and profitability for the near term while we integrated the assets into our operations.

Impact of the COVID-19 Pandemic

Despite the ongoing impact and evolution of the COVID-19 pandemic, we have continued to experience strong sales, growth in membership rates, and acceleration in traffic and ticket. During fiscal year 2021, our grocery division continued to drive higher sales performance as consumer trends continued with greater at-home food consumption. However, we have continued to face several operational challenges directly or indirectly related to the pandemic, including supply chain constraints, inflation, and wage inflation. Refer to "Item 1A. Risk Factors" for additional information.

Effective September 1, 2021, we increased wages for hourly club and warehouse team members. Additionally, we have continued to invest in health and safety practices, including providing personal protective equipment, enhancing sanitation measures and implementing social distancing protocols to ensure the safety of our members and team members.

The COVID-19 pandemic is unprecedented and continuously evolving, and the long-term impacts on our financial condition and results of operations are still uncertain.

Use of Non-GAAP Financial Measures

The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles ("GAAP"). In addition to relevant GAAP measures we also provide non-GAAP measures, including adjusted EBITDA, comparable club sales, free cash flow, adjusted net income and adjusted net income per diluted share because management believes these metrics are useful to investors and analysts by excluding items that we do not believe are indicative of our core operating performance. These measures are customary for our industry and commonly used by competitors. These non-GAAP financial measures should not be reviewed in isolation or considered as an alternative to any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, adjusted EBITDA, comparable club sales, free cash flow, adjusted net income and adjusted net income per diluted share may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

Adjusted EBITDA

Adjusted EBITDA is defined as income from continuing operations before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including stock-based compensation expense; pre-opening expenses; non-cash rent; strategic consulting; offering costs; club closing and impairment charges; reduction in force severance; acquisition and integration costs; and other adjustments. The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
(In thousands)
Income from continuing operations	$426,760	$421,182	$187,757
Interest expense, net	59,444	84,385	108,230
Provision for income taxes	131,119	136,825	56,212
Depreciation and amortization	180,547	167,454	157,000
Stock-based compensation expense	53,837	32,150	18,796
Pre-opening expenses (1)	14,902	9,809	15,152
Non-cash rent (2)	6,146	4,942	8,374
Acquisition and integration costs (3)	3,504	—	—
Reduction-in-force severance (4)	2,300	—	3,994
Offering costs (5)	—	—	1,928
Club closing and impairment charges (6)	—	—	15,383
Strategic consulting (7)	—	—	11,349
Other adjustments, net (8)	991	745	(2,551)
Adjusted EBITDA	$879,550	$857,492	$581,624
Adjusted EBITDA as a percentage of net sales	5.4%	5.7%	4.5%
__________

(1)	Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.
(2)
Consists of an adjustment to remove the non-cash portion of rent expense, inclusive of incremental rent expense as the Company transitions from the current home office to a new home office building in fiscal year 2022.

(3)	Represents costs related to the anticipated acquisition of assets of Burris Logistics, including due diligence, legal, and other consulting expenses.
(4)	Represents severance charges associated with labor reductions from the realignment of our field operations in fiscal year 2021 and a reduction in workforce announced in January 2020.
(5)	Represents costs related to our IPO and the registered offerings by selling shareholders.
(6)	Represents primarily closing costs associated with our clubs in Charlotte, N.C. and Geneva, N.Y., which closed in the fourth quarter of fiscal year 2019.
(7)	Represents fees paid to external consultants for strategic initiatives of limited duration.
(8)	Other non-cash items, including gains from sale leaseback transactions, non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.

Comparable Club Sales and Merchandise Comparable Club Sales

Comparable club sales, also known as same-store sales, includes all clubs that were open for at least 13 months at the beginning of the period and were in operation during the entirety of both periods being compared, including relocated clubs and expansions.

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

Merchandise comparable club sales represents comparable club sales from all merchandise other than our gasoline operations for the applicable period. Refer to "Results of Operations" below for further discussion of comparable club sales and merchandise comparable club sales.

Free Cash Flow

We present free cash flow because we use it to report to our board of directors and we believe it assists investors and analysts in evaluating our liquidity. Free cash flow should not be considered as an alternative to cash flows from operations as a liquidity measure. We define free cash flow as net cash provided by operating activities less additions to property and equipment, net of disposals, plus proceeds from sale leaseback transactions. The following is a reconciliation of our net cash provided by operating activities to free cash flow for the periods presented:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
(In thousands)
Net cash provided by operating activities	$831,655	$868,546	$355,143
Less: Additions to property and equipment, net of disposals	323,591	218,333	196,901
Plus: Proceeds from sale leaseback transactions	19,080	25,893	21,606
Free cash flow	$527,144	$676,106	$179,848

Free cash flow continues to be healthy. The decline year-over-year is a result of the timing of net working capital investments and capital spend in fiscal year 2021 as we opened five new clubs and seven new gas stations.

Adjusted Net Income

The adjusted net income and adjusted net income per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We define adjusted net income as net income as reported adjusted for: stock-based compensation related to acceleration of stock awards; acquisition and integration costs; incremental home office expenses; loss on cash flow hedge; expenses related to debt payments; severance charges; offering costs; gains on sale leaseback transactions; club closing and impairment charges; and the tax impact of the foregoing adjustments on net income. We define adjusted net income per diluted share as adjusted net income divided by the weighted-average diluted shares outstanding.

We believe adjusted net income and adjusted net income per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net income and net income per diluted share because adjusted items are not the result of our normal operations.

	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020
Net income as reported	$426,652	$421,030	$187,176
Adjustments:
Stock-based compensation related to acceleration of stock awards (1)	17,494	—	—
Acquisition and integration costs (2)	3,504	—	—
Incremental home office expense (3)	552	—	—
Loss on cash flow hedge (4)	6,340	6,926	—
Charges related to debt payments (5)	657	4,077	3,820
Severance charges (6)	2,300	—	3,994
Offering costs (7)	—	—	1,928
Gains on sale leaseback transactions (8)	—	—	(2,585)
Club closing and impairment charges (9)	—	—	15,383
Tax impact of adjustments to net income (10)	(8,641)	(3,081)	(6,311)
Adjusted net income	$448,859	$428,952	$203,405

Weighted-average diluted shares outstanding	138,045	138,876	139,109
Adjusted net income per diluted share (11)	$3.25	$3.09	$1.46

(1)	Represents accelerated vesting of equity awards, which were related to the passing of a former executive.
(2)	Represents costs related to the anticipated acquisition of assets of Burris Logistics, including due diligence, legal, and other consulting expenses.
(3)	Represents incremental rent expense as the Company transitions from the current home office to a new home office building in fiscal year 2022.
(4)	Represents the reclassification into earnings of accumulated other comprehensive income associated with the de-designation of hedge accounting on one of our swap agreements due to the payment of debt.
(5)	Represents the expensing of fees and deferred fees and original issue discount associated with the partial prepayment of debt.
(6)	Represents severance charges associated with labor reductions from the realignment of our field operations in fiscal year 2021 and a reduction in workforce announced in January 2020.
(7)	Represents costs related to registered offerings by selling shareholders.
(8)	Represents a gain from the sale leaseback of one of our Michigan locations.
(9)	Represents primarily closing costs associated with our clubs in Charlotte, N.C. and Geneva, N.Y., which closed in the fourth quarter of fiscal year 2019.
(10)	Represents the tax effect of the above adjustments at a statutory tax rate of approximately 28%.
(11)	Adjusted net income per diluted share is measured using weighted average diluted shares outstanding.

Factors Affecting Our Business

Overall economic trends

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

Size and loyalty of membership base

The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for the past two decades. Our membership fee income totaled $360.9 million in fiscal year 2021. Our membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 89% at the end of fiscal year 2021.

Effective sourcing and distribution of products and consumer demands

Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. Recently, we have experienced challenges in the global supply chain, which we expect to continue for the foreseeable future. Further, our ability to maintain our appeal to existing customers and attract new customers primarily depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences. As a result, our level of net sales could be adversely affected due to constraints in our supply chain, including our inability to procure and stock sufficient quantities of some merchandise in a manner that is able to match market demand from our customers.

Infrastructure investment

Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that strengthening our management team and enhancing our information systems, including our distribution center management and point-of-sale systems, and investing in hardware and digitally enabled shopping capabilities for convenience, such as BOPIC and curbside pickup, will enable us to replicate our profitable club format and provide a differentiated shopping experience. We expect these infrastructure investments to support our successful operating model across our club operations.

Gasoline prices

The market price of gasoline impacts our net sales and comparable club sales, and large fluctuations in the price of gasoline may produce a short-term impact on our margins. Retail gasoline prices are driven by daily crude oil and wholesale commodity market changes and are volatile, as they are influenced by factors that include changes in demand and supply of oil and refined products, global geopolitical events, regional market conditions and supply interruptions caused by severe weather conditions. Typically, the change in crude oil prices impacts the purchase price of wholesale petroleum fuel products, which in turn impacts retail gasoline prices at the pump. During times when prices are particularly volatile, differences in pricing and procurement strategies between the Company and its competitors may lead to temporary margin contraction or expansion, depending on whether prices are rising or falling, and this impact could affect our overall results for a fiscal quarter.

In addition, the relative level of gasoline prices from period to period may lead to differences in our net sales between those periods. Further, because we generally attempt to maintain a fairly stable gross profit per gallon, this variance in net sales, which may be substantial, may or may not have a significant impact on our operating income.

Inflation and deflation trends

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
Results of Operations
Information pertaining to fiscal year 2019 was included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2021 in Part II, Item 7, "Management’s Discussion and Analysis of Financial Position and Results of Operations," which was filed with the SEC on March 19, 2021.
The following tables summarize key components of our results of operations for the periods indicated:

Statement of Operations Data (dollars in thousands):	Fiscal Year Ended
	January 29, 2022	January 30, 2021
Net sales	$16,306,365	$15,096,913
Membership fee income	360,937	333,104
Total revenues	16,667,302	15,430,017
Cost of sales	13,588,612	12,451,061
Selling, general and administrative expenses	2,446,465	2,326,755
Pre-opening expenses	14,902	9,809
Operating income	617,323	642,392
Interest expense, net	59,444	84,385
Income from continuing operations before income taxes	557,879	558,007
Provision for income taxes	131,119	136,825
Income from continuing operations	426,760	421,182
Income (loss) from discontinued operations, net of income taxes	(108)	(152)
Net income	$426,652	$421,030
Operational Data:
Total clubs at end of period	226	221
Comparable club sales	6.5%	15.9%
Merchandise comparable club sales	(0.5)%	21.3%
Adjusted EBITDA	$879,550	$857,492
Free cash flow	527,144	676,106
Membership renewal rate	89%	88%

Fiscal Year 2021 Compared to Fiscal Year 2020
Net Sales
Net sales are derived from direct retail sales to customers in our clubs and online, net of merchandise returns and discounts. Growth in net sales is impacted by opening new clubs and increases in comparable club sales. Net sales for fiscal year 2021 were $16.3 billion, an 8.0% increase from net sales reported for fiscal year 2020 of $15.1 billion. The increase was due primarily to a 6.5% increase in comparable club sales and incremental sales from new clubs opened over the past two years.
Comparable Club Sales and Merchandise Comparable Club Sales
We believe net sales is an important driver of our profitability, particularly comparable club sales. Comparable sales growth is a function of increasing shopping frequency from new and existing members and the amount they spend on each visit. Sales comparisons can be influenced by certain factors that are beyond our control such as changes in the cost of gasoline and macro-economic factors such as inflation. The higher comparable club sales, the more we can leverage certain of our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability.

Fiscal Year Ended January 29, 2022
Comparable club sales	6.5%
Less: Contribution from gasoline sales	7.0%
Merchandise comparable club sales	(0.5)%
Merchandise comparable club sales decreased (0.5)% in fiscal year 2021. The decrease was driven by a decrease in sales of groceries of 1.7% and growth in sales of general merchandise and services of approximately 5.7%.
In grocery, sales decreased as a result of categories impacted by the COVID-19 pandemic and supply chain challenges, including paper products, cleaning supplies, and dairy. In general merchandise and services, sales were strongest in apparel, toys, tires and indoor furniture.

Membership fee income

Our membership structure is pinnacle to our business and we continue to see growth in the size and quality of our membership base, primarily driven by renewals and favorable membership mix. Higher-tier membership penetration has increased year-over-year. This group consists of our most loyal members with the highest lifetime value.

Membership fee income was $360.9 million in fiscal year 2021, compared to $333.1 million in fiscal year 2020, an 8.4% increase. The growth in membership fee income was due to successful member acquisition efforts, improving our renewal rate to 89%, increasing higher tier membership penetration and improving the quality of memberships.
Cost of sales

Cost of sales consists primarily of the direct cost of merchandise and gasoline sold at our clubs, including costs associated with operating our distribution centers, including payroll, payroll benefits, occupancy costs and depreciation; freight expenses associated with moving merchandise from vendors to our distribution centers and from distribution centers to our clubs, and vendor allowances, rebates and cash discounts. We continue to experience inflation across most categories and have invested in certain categories to preserve our member value proposition.
Cost of sales was $13.6 billion, or 83.3% of net sales, in fiscal year 2021, compared to $12.5 billion, or 82.5% of net sales, in fiscal year 2020. The 0.9% increase as a percentage of net sales was driven by higher penetration of gas sales. Merchandise gross margin rate increased approximately 20 basis points over fiscal year 2020. While merchandise margins benefited from strong sales performance, execution of our category profitability improvement initiatives and performance of our services businesses, these drivers were slightly offset by costs associated with the COVID-19 pandemic and cost inflation in certain commodities.
Selling, general and administrative expenses

SG&A consists of various expenses related to supporting and facilitating the sale of merchandise in our clubs, including the following: payroll and payroll benefits for team members; rent, depreciation and other occupancy costs for retail and corporate locations; advertising expenses; tender costs, including credit and debit card fees; amortization of intangible assets; and consulting, legal, insurance, acquisition and integration costs, and other professional services expenses.

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. We expect that our SG&A will increase in future periods due to investments to spur comparable club sales growth and our expanding footprint as we open new clubs. In addition, any future increases in wages, stock options or other stock-based grants or modifications will increase our SG&A expenses.
SG&A expenses were $2.4 billion, or 15.0% of net sales, in fiscal year 2021, compared to $2.3 billion, or 15.4% of net sales, in fiscal year 2020. The year-over-year increase in SG&A was primarily driven by $43.1 million in investments in club team member wages, $19.3 million in occupancy costs, $17.5 million of accelerated stock-based compensation expense related to a former executive, increased depreciation and amortization expense, and other operating costs related to volume and continued investments to drive strategic priorities.
Pre-opening expenses

Pre-opening expenses include startup costs for new clubs. Expenses will vary based on the number of new club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our fiscal year end.

Pre-opening expenses were $14.9 million in fiscal year 2021, compared to $9.8 million in fiscal year 2020. Pre-opening expenses for fiscal year 2021 included charges for new clubs and gas stations that opened in fiscal year 2021 and new club openings that are expected for fiscal year 2022.
Interest expense, net
Interest expense, net was $59.4 million for fiscal year 2021, compared to $84.4 million for fiscal year 2020. Interest expense, net for fiscal year 2021 included interest expense of $45.1 million related to debt service on outstanding borrowings and $0.7 million of fees and write-offs of deferred financing costs and original issue discounts associated with the partial prepayments of our First Lien Term Loan. Additionally, interest expense included $3.4 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $6.3 million of reclassified unrealized losses on interest rate swap agreements and $3.9 million of other interest charges.
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
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 23.5% for fiscal year 2021 and 24.5% for fiscal year 2020. The decrease in the effective tax rate is primarily due to a higher excess tax benefit from exercises of stock-based awards in fiscal year 2021.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Facility. As of January 29, 2022, cash and cash equivalents totaled $45.4 million and we had $886.9 million of unused capacity under our ABL Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures; fund pending and possible acquisitions, including the anticipated acquisition of assets from Burris Logistics; fund share repurchases and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Facility, will be sufficient to finance our operations for at least the next twelve months.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.

Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021
(In thousands)
Net cash provided by operating activities	$831,655	$868,546
Net cash used in investing activities	(304,511)	(192,440)
Net cash used in financing activities	(525,226)	(662,792)
Net increase in cash and cash equivalents	$1,918	$13,314
Net Cash from Operating Activities
Net cash provided by operating activities was $831.7 million in fiscal year 2021, compared to $868.5 million in fiscal year 2020. The decrease in operating cash flow was due to timing of investments in net working capital.
Net Cash from Investing Activities
Cash used in investing activities was $304.5 million in fiscal year 2021, compared to $192.4 million in fiscal year 2020. The increase was due to continued investments in new clubs, new gas stations and digital capabilities compared to the prior year.
Net Cash from Financing Activities
Cash used in financing activities in fiscal year 2021 was $525.2 million, compared to $662.8 million in fiscal year 2020. The decrease in fiscal year 2021 is due mainly to lower levels of repayment of outstanding borrowings on our First Lien Term Loan and ABL Facility, offset by higher share repurchases in fiscal year 2021 of $179.2 million.
Debt and Borrowing Capacity
Our primary sources of borrowing capacity are the ABL Facility, which is comprised of a $950.0 million revolving credit facility and a $50.0 million term loan, and is scheduled to mature on August 17, 2023, and the First Lien Term Loan, a senior secured first lien term loan that matures on February 3, 2024. For a further description of the ABL Facility and First Lien Term Loan, see Note 5, "Debt and Credit Arrangements" of our consolidated financial statements included in this Annual Report on Form 10-K.
On April 30, 2021, the Company used $100.0 million of cash and cash equivalents to pay $100.0 million of the principal amount outstanding on the First Lien Term Loan. In connection with the payment, the Company expensed $0.7 million of previously capitalized debt issuance costs and original issue discount.

At January 29, 2022, there was $50.0 million outstanding in loans under the ABL Facility and $12.7 million in outstanding letters of credit. The interest rate on the revolving credit facility was 1.23%, the interest rate on the term loan was 2.10% and unused capacity was $886.9 million.

At January 29, 2022, there was $701.9 million outstanding under the First Lien Term Loan and the interest rate, before the effect of the interest rate swaps, was 2.11%.

Material Cash Commitments
The following table summarizes our material cash commitments as of January 29, 2022:

(Dollars in thousands)	Total
Outstanding borrowings and interest (1)	$783,117
Operating leases	3,440,341
Financing leases including interest	30,648
Purchase obligations (2)	1,859,767
Total	$6,113,873
(1)Total interest payments associated with these borrowings are included within this amount and are estimated to be $31.2 million based on the interest rate of 2.11% on the First Lien Term Loan and 2.10% on the ABL term loan, which were the rates in effect as of January 29, 2022.
(2)Includes our material unconditional cash commitments. For cancellable agreements, any penalty due upon cancellation is included. These commitments do not exceed our projected requirements and are in the normal course of business. Examples include firm commitments for merchandise purchase orders, capital expenditures, gasoline and information technology.
In addition, On January 25, 2022, we entered into an agreement to acquire the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics. The transaction is expected to close in the second quarter of fiscal year 2022 and we expect to finance the purchase price with a combination of available cash and borrowings under the ABL Facility.
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
Workers’ Compensation and General Liability Self-insurance Reserves
We are primarily self-insured for workers’ compensation and general liability claims. Amounts in excess of certain levels, which range from $0.3 million to $1.0 million per occurrence, are insured as a risk reduction strategy to mitigate the impact of catastrophic losses on net income. Reported reserves for claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The estimates are developed utilizing actuarial methods and are based on historical claims experience and other actuarial assumptions related to loss development factors. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. When historical losses are not a good measure of future liability, such as in the event of COVID-19, we base our estimates of ultimate liability on our interpretation of current law, claims filed to date and other relevant factors which are subject to change. These accruals, if any, are included in accrued expenses and other current liabilities and other non-current liabilities in the Company’s Consolidated Balance Sheets.
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

In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of certain LIBOR settings after 2021, while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. While this announcement extended the transition period to June 2023, the United States Federal Reserve Board and other regulatory bodies concurrently issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. In the U.S., the Alternative Reference Rates Committee ("AARC"), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended that the Secured Overnight Financing Rate ("SOFR") plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate, including our ABL Facility and First Lien Term Loan. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. However, for some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract.

The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but if our contracts indexed to LIBOR, including certain contracts governing our variable rate debt, including our ABL Facility and First Lien Term Loan, and our interest rate swaps, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the AARC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BJ’s Wholesale Club Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BJ’s Wholesale Club Holdings, Inc. and its subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021, and the related consolidated statements of operations and comprehensive income, of shareholders' equity (deficit) and of cash flows for each of the three years in the period ended January 29, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Workers’ Compensation and General Liability Reserves

As described in Notes 2, 14 and 15 to the consolidated financial statements, the Company is primarily self-insured for workers’ compensation and general liability claims. As of January 29, 2022, workers’ compensation and general liability reserves were approximately $99 million within other non-current liabilities and a significant portion of insurance reserves of $48 million within accrued expenses and other current liabilities. The reported reserves for workers’ compensation and general liability claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The estimates are developed utilizing actuarial methods and are based on historical claims experience and other actuarial assumptions related to the loss development factors.

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
March 17, 2022

We have served as the Company’s auditor since 1996.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 29, 2022	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$45,436	$43,518
Accounts receivable, net	173,951	172,719
Merchandise inventories	1,242,935	1,205,695
Prepaid expenses and other current assets	54,734	48,649
Total current assets	1,517,056	1,470,581
Operating lease right-of-use assets, net	2,131,986	2,058,763
Property and equipment:
Land and buildings	430,376	385,572
Leasehold costs and improvements	282,495	249,073
Furniture, fixtures and equipment	1,249,490	1,298,440
Construction in progress	70,779	23,633
	2,033,140	1,956,718
Less: accumulated depreciation and amortization	(1,090,809)	(1,158,929)
Total property and equipment, net	942,331	797,789
Goodwill	924,134	924,134
Intangibles, net	124,640	135,123
Deferred income taxes	5,507	5,737
Other assets	23,240	19,403
Total assets	$5,668,894	$5,411,530
LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$260,000
Current portion of operating lease liabilities	141,453	131,513
Accounts payable	1,112,783	988,074
Accrued expenses and other current liabilities	748,245	651,625
Total current liabilities	2,002,481	2,031,212
Long-term operating lease liabilities	2,059,760	1,988,840
Long-term debt	748,568	846,175
Deferred income taxes	52,850	45,096
Other non-current liabilities	157,127	180,880
Commitments and contingencies (see Note 8)
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.01 par value; 5,000 shares authorized, no shares issued	—	—
Common stock; $0.01 par value; 300,000 shares authorized, 145,451 shares issued and 135,506 shares outstanding at January 29, 2022; 300,000 shares authorized, 143,428 shares issued and 137,192 shares outstanding at January 30, 2021	1,454	1,434
Additional paid-in capital	902,704	826,377
Retained earnings (accumulated deficit)	131,313	(295,339)
Accumulated other comprehensive income (loss)	1,305	(20,528)
Treasury stock, at cost, 9,945 shares at January 29, 2022 and 6,236 shares at January 30, 2021	(388,668)	(192,617)
Total shareholders’ equity	648,108	319,327
Total liabilities and shareholders’ equity	$5,668,894	$5,411,530
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended January 29, 2022	Fiscal Year Ended January 30, 2021	Fiscal Year Ended February 1, 2020
Net sales	$16,306,365	$15,096,913	$12,888,556
Membership fee income	360,937	333,104	302,151
Total revenues	16,667,302	15,430,017	13,190,707
Cost of sales	13,588,612	12,451,061	10,763,926
Selling, general and administrative expenses	2,446,465	2,326,755	2,059,430
Pre-opening expense	14,902	9,809	15,152
Operating income	617,323	642,392	352,199
Interest expense, net	59,444	84,385	108,230
Income from continuing operations before income taxes	557,879	558,007	243,969
Provision for income taxes	131,119	136,825	56,212
Income from continuing operations	426,760	421,182	187,757
Loss from discontinued operations, net of income taxes	(108)	(152)	(581)
Net income	$426,652	$421,030	$187,176
Basic income per share
Income from continuing operations	$3.15	$3.09	$1.38
Loss from discontinued operations	—	—	(0.01)
Net income	$3.15	$3.09	$1.37
Diluted income per share
Income from continuing operations	$3.09	$3.03	$1.35
Loss from discontinued operations	—	—	—
Net income	$3.09	$3.03	$1.35
Weighted-average number of common shares outstanding:
Basic	135,386	136,111	136,174
Diluted	138,045	138,876	139,109
Other comprehensive income (loss):
Postretirement medical plan adjustment, net of income tax of $43, $12 and $385, respectively	$(110)	$(33)	$(990)
Amounts reclassified from other comprehensive income, net of tax	9,526	6,081	—
Unrealized gain (loss) on cash flow hedge, net of income tax of $4,827, $4 and $5,554, respectively	12,417	10	(14,281)
Total other comprehensive income (loss)	21,833	6,058	(15,271)
Total comprehensive income	$448,485	$427,088	$171,905
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Amount in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance, Balance, February 2, 2019	138,099	$1,381	$742,072	$(915,113)	$(11,315)	(782)	$(19,109)	$(202,084)
Net income	—	—	—	187,176	—	—	—	187,176
Postretirement medical plan adjustment, net of tax	—	—	—	—	(990)	—	—	(990)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(14,281)	—	—	(14,281)
Dividends paid	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	2,536	25	(25)	—	—	—	—	—
Common stock issued under ESPP plan	88	1	1,728	—	—	—	—	1,729
Stock compensation expense	—	—	18,796	—	—	—	—	18,796
Net cash received on option exercises	—	—	11,072	—	—	—	—	11,072
Treasury stock purchases	—	—	—	—	—	(2,643)	(67,305)	(67,305)
Cumulative effect of change in accounting principle	—	—	—	11,568	—	—	—	11,568
Balance, February 1, 2020	140,723	$1,407	$773,618	$(716,369)	$(26,586)	(3,425)	$(86,414)	$(54,344)
Net income	—	—	—	421,030	—	—	—	421,030
Postretirement medical plan adjustment, net of tax	—	—	—	—	(33)	—	—	(33)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	10	—	—	10
Amounts reclassified from other comprehensive income, net of tax	—	—	—	—	6,081	—	—	6,081
Dividends paid	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	2,598	26	(26)	—	—	—	—	—
Common stock issued under ESPP plan	107	1	2,675	—	—	—	—	2,676
Stock compensation expense	—	—	32,150	—	—	—	—	32,150
Net cash received on option exercises	—	—	17,985	—	—	—	—	17,985
Treasury stock purchases	—	—	—	—	—	(2,811)	(106,203)	(106,203)
Balance, January 30, 2021	143,428	$1,434	$826,377	$(295,339)	$(20,528)	(6,236)	$(192,617)	$319,327
Net income	—	—	—	426,652	—	—	—	426,652
Postretirement medical plan adjustment, net of tax	—	—	—	—	(110)	—	—	(110)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	12,417	—	—	12,417
Amounts reclassified from other comprehensive income, net of tax	—	—	—	—	9,526	—	—	9,526
Dividends paid	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	1,915	19	(19)	—	—	—	—	—
Common stock issued under ESPP plan	108	1	3,821	—	—	—	—	3,822
Stock compensation expense	—	—	53,837	—	—	—	—	53,837
Net cash received on option exercises	—	—	18,713	—	—	—	—	18,713
Treasury stock purchases	—	—	—	—	—	(3,709)	(196,051)	(196,051)
Balance, January 29, 2022	145,451	$1,454	$902,704	$131,313	$1,305	(9,945)	$(388,668)	$648,108
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended January 29, 2022	Fiscal Year Ended January 30, 2021	Fiscal Year Ended February 1, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$426,652	$421,030	$187,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180,548	167,454	157,000
Amortization of debt issuance costs and accretion of original issues discount	3,387	4,362	5,172
Debt extinguishment and refinancing charges	657	4,077	2,167
Impairment charges	—	—	13,306
Stock-based compensation expense	53,837	32,150	18,796
Deferred income tax provision (benefit)	(507)	(9,197)	10,246
Changes in operating leases and other non-cash items	9,226	9,389	2,028
Increase (decrease) in cash due to changes in:
Accounts receivable	(1,232)	33,634	(12,053)
Merchandise inventories	(37,240)	(124,193)	(29,196)
Prepaid expenses and other current assets	(9,953)	(3,496)	22,169
Other assets	(4,301)	(1,682)	1,710
Accounts payable	124,709	201,663	(30,468)
Accrued expenses	81,419	97,690	15,640
Other non-current liabilities	4,453	35,665	(8,550)
Net cash provided by operating activities	831,655	868,546	355,143
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(323,591)	(218,333)	(196,901)
Proceeds from sale leaseback transactions	19,080	25,893	21,606
Net cash used in investing activities	(304,511)	(192,440)	(175,295)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	—	(3,297)	(14,829)
Paydown of the First Lien Term Loan and extinguishment of Second Lien Term Loan	(100,000)	(510,000)	(200,000)
Proceeds from ABL facility	—	996,000	1,390,000
Payments on ABL facility	(260,000)	(1,064,000)	(1,301,000)
Debt issuance costs paid	—	—	(21)
Dividends paid	(25)	(25)	(25)
Financing obligations payments	(1,112)	(984)	(612)
Net cash received from stock option exercises	18,713	17,985	11,072
Net cash received from Employee Stock Purchase Program (ESPP)	3,822	2,676	1,728
Acquisition of treasury stock	(194,316)	(106,203)	(67,305)
Proceeds from financing obligations	7,692	5,056	4,202
Net cash used in financing activities	(525,226)	(662,792)	(176,790)
Net increase in cash and cash equivalents	1,918	13,314	3,058
Cash and cash equivalents, beginning of period	43,518	30,204	27,146
Cash and cash equivalents, end of period	$45,436	$43,518	$30,204
Supplemental cash flow information:
Interest paid	$45,148	$65,274	$96,861
Income taxes paid	117,567	154,668	40,351
Non-cash financing and investing activities:
Lease liabilities arising from obtaining right-of-use assets	261,228	154,714	166,602
Property additions included in accrued expenses	29,640	13,131	11,247
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business

BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries (the "Company" or "BJ’s") is a leading warehouse club operator concentrated primarily on the east coast of the United States of America. As of January 29, 2022, BJ’s operated 226 warehouse clubs in 17 states.
BJ’s business is moderately seasonal in nature. Historically, the Company has realized a slightly higher portion of net sales, operating income and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively. The quarterly results have been, and will continue to be, affected by the timing of new club openings and their associated pre-opening expenses. As a result of these factors, the financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.
The novel coronavirus ("COVID-19") pandemic has severely impacted the economies of the U.S. and other countries around the world. In the preparation of these financial statements and related disclosures we have assessed the impact that COVID-19 has had on our estimates, assumptions and accounting policies and made additional disclosures, as necessary.
On January 25, 2022, the Company entered into an agreement to acquire the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics. The transaction is expected to close in the second quarter of fiscal year 2022 and the Company expects to finance the purchase price with a combination of available cash and borrowings under the Company’s revolving credit facility.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2021 ("2021") consists of the 52 weeks ended January 29, 2022, fiscal year 2020 ("2020") consists of the 52 weeks ended January 30, 2021 and fiscal year 2019 ("2019") consists of the 52 weeks ended February 1, 2020.
Secondary Offerings
On March 11, 2019, certain selling shareholders completed a registered sale (the "March 2019 Secondary Offering") of 19,550,000 shares of the Company’s common stock at a public offering price of $25.08 per share. Of the 19,550,000 shares sold, 2,550,000 shares represented the underwriters’ exercise of their overallotment option. The Company did not receive any proceeds from the March 2019 Secondary Offering or incur underwriters’ discounts or commissions on the sale. The Company incurred transaction costs of $1.2 million primarily for legal, accounting and printer services related to the March 2019 Secondary Offering.
On June 6, 2019, certain selling shareholders completed a registered sale (the "June 2019 Secondary Offering") of 17,500,000 shares of the Company’s common stock at a public offering price of $24.65 per share. The Company did not receive any proceeds from the June 2019 Secondary Offering or incur underwriters’ discounts or commissions on the sale. The Company incurred immaterial transaction costs related to the June 2019 Secondary Offering.
On June 27, 2019, the Company completed a registered sale of 9,977,024 shares of the Company’s common stock at a price of $25.41 per share. In connection with this offering, the Company repurchased 2,500,000 shares at $25.41 per share. The Company did not receive any proceeds from this offering or incur underwriters’ discounts or commissions on the sale. The Company incurred immaterial transaction costs related to the June 27, 2019 offering.
Estimates Included in Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and shareholders’ equity, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates relied upon in preparing these consolidated financial statements are estimating workers’ compensation and general liability self-insurance reserves. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates.
Segment Reporting
The Company’s retail operations, which include retail club and other sales procured from our clubs and DC’s, represent substantially all of the consolidated total revenues, and are the only reportable segment. All of the Company’s identifiable assets are located in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.
The following table summarizes the percentage of net sales by category:

	Fiscal Year
	2021	2020	2019
Grocery	71%	77%	72%
General merchandise and services	14%	14%	15%
Gasoline and other	15%	9%	13%
Concentration Risk
An adverse change in the Company’s relationships with its key suppliers could have a material effect on the business and results of operations of the Company. Currently, one distributor, Burris Logistics, consolidates a substantial majority of perishables for shipment to the clubs. The Company has entered into an agreement to acquire four distribution centers and related private transportation fleet from Burris Logistics, which is expected to bring end-to-end perishable supply chain in-house. However, disruption in logistics processes could materially impact sales and profitability for the near term while the Company is integrating the assets into its operations.
The warehouse clubs are primarily located in the eastern United States. Sales from the New York metropolitan area made up approximately 23% of net sales in fiscal year 2021 and approximately 25% in fiscal years 2020 and 2019.
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
Accounts Receivable
Accounts receivable consists primarily of credit card receivables and receivables from vendors related to rebates and coupons and is stated net of allowances for credit losses of $4.9 million and $3.1 million at January 29, 2022 and January 30, 2021, respectively. The determination of the allowance for credit losses is based on BJ’s historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.
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
Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property and equipment which is not ready for its intended use is recorded as construction in progress. Buildings and improvements are depreciated over estimated useful lives of 33 years. Interest related to the development of buildings is capitalized during the construction period. Leasehold costs and improvements are amortized over the remaining lease term (which includes renewal periods that are reasonably assured) or the asset’s estimated useful life, whichever is shorter. Furniture, fixtures and equipment are depreciated over estimated useful lives, ranging from three to ten years. Depreciation expense was $170.1 million in fiscal year 2021, $155.6 million in fiscal year 2020 and $143.5 million in fiscal year 2019.
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
Deferred Issuance Costs
The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the term loans are recorded as a direct deduction from the carrying amount of the debt. Debt issuance costs associated with the ABL Facility (as defined in Note 5) are recorded within other assets. Debt issuance costs are amortized over the term of the related financing arrangements on a straight-line basis, which is materially consistent with the effective interest method. Amortization of deferred debt issuance costs is recorded in interest expense and was $2.2 million in fiscal year 2021, $2.5 million in fiscal year 2020 and $2.7 million in fiscal year 2019.
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
The Company may assess its goodwill for impairment initially using a qualitative approach ("step zero") to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative assessment for goodwill requires comparing the carrying value of a reporting unit, including goodwill, to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded to write down goodwill to its implied fair value and is recorded as a component of selling, general and administrative expenses ("SG&A"). The Company assessed the recoverability of goodwill in fiscal years 2021, 2020 and 2019 and determined that there was no impairment.
The Company assesses the recoverability of its trade name whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of the trade name exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its estimated fair value as a component of SG&A. The Company assessed the recoverability of the BJ’s trade name and determined that its estimated fair value exceeded its carrying value and that no impairment was necessary in fiscal years 2021, 2020 or 2019.
Test for Recoverability of Long-Lived Assets
The Company reviews the realizability of long-lived assets periodically and whenever a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3). Current and expected operating results and cash flows and other factors are considered in connection with management’s reviews. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of individual clubs and consolidated net cash flows for long-lived assets not identifiable to individual clubs. Impairment losses are measured as the difference between the carrying amount and the estimated fair value of the assets being evaluated. In fiscal years 2021 and 2020, the Company recorded no impairment charges.  In fiscal year 2019, the Company recorded $13.3 million of impairment charges to lower the carrying value of the assets to their estimated fair value. The total impairment charges consisted of $1.7 million related to IT assets, $2.0 million related to fixed assets and $9.6 million related to operating lease right of use ("ROU") assets. The fixed asset impairment charges and operating lease

ROU asset impairment charges related to four club locations. The combined fixed assets and ROU asset carrying value of these four locations after the impairment charge was $10.5 million.
Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are placed in service, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized in leasehold improvements and depreciated over their useful life. The Company’s asset retirement obligations relate to the future removal of gasoline tanks and solar panels installed at leased clubs and the related assets associated with the gas stations and solar panel locations. See Note 13 for further information on the amounts accrued.
Workers’ Compensation and General Liability Self-insurance Reserves
We are primarily self-insured for workers’ compensation and general liability claims. Amounts in excess of certain levels, which range from $0.3 million to $1.0 million per occurrence, are insured as a risk reduction strategy to mitigate the impact of catastrophic losses on net income. Reported reserves for claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The estimates are developed utilizing actuarial methods and are based on historical claims experience and other actuarial assumptions related to loss development factors. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. When historical losses are not a good measure of future liability, such as in the event of COVID-19, we base our estimates of ultimate liability on our interpretation of current law, claims filed to date and other relevant factors which are subject to change. These accruals, if any, are included in accrued expenses and other current liabilities and other non-current liabilities in the Company’s Consolidated Balance Sheets.
Revenue Recognition - Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue as it satisfies a performance obligation by transferring control of the goods or services to the customer.
Net sales—The Company recognizes net sales at clubs and gas stations when the customer takes possession of the goods and tenders payment. Sales tax is recorded as a liability at the point of sale. Revenue is recorded at the point of sale based on the transaction price on the shelf sign, net of any applicable discounts, sales tax and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the shipping point. The following table summarizes the Company’s point of sale transactions at clubs and gas stations, excluding sales tax, as a percentage of both net sales and total revenues.

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Point of sale transactions, excluding sales tax, as a percent of net sales	93%	95%	96%
Point of sale transactions, excluding sales tax, as a percent of total revenues	91%	93%	93%
BJ’s Perks Rewards and My BJ’s Perks programs— The Company’s BJ’s Perks Rewards® membership program allows participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ’s. The Company also offers a co-branded credit card program, the My BJ’s Perks® program, which allows My BJ’s Perks® Mastercard credit card holders to earn up to 5% cash back on eligible purchases made at BJ’s and up to 2% cash back on purchases made with the card outside of BJ’s. Cash back is in the form of electronic awards issued in $10 increments that may be used online or in-club at the register and expire six months from the date issued.
Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or the Company’s website. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $30.3 million at January 29, 2022 and $25.5 million at January 30, 2021.

Royalty revenue received in connection with the My BJ’s Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company’s total deferred royalty revenue related to the outstanding My BJ’s Perks credit card program was $17.8 million and $13.5 million at January 29, 2022 and January 30, 2021, respectively. The timing of revenue recognition of these awards is driven by actual customer activities, such as redemptions and expirations. At January 29, 2022, the Company expects to recognize $17.3 million of the deferred revenue in fiscal year 2022, and expects the remainder will be recognized in the years thereafter.
Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. Because the Company has the obligation to provide access to its clubs, website and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $174.9 million and $155.6 million at January 29, 2022 and January 30, 2021, respectively.
Gift Card Programs—The Company sells BJ’s gift cards that allow customers to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized upon redemption of the gift card because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. Deferred revenue related to gift cards was $11.8 million and $10.3 million at January 29, 2022 and January 30, 2021, respectively. The Company recognized revenue from gift card redemptions of approximately $39.7 million in fiscal year 2021, $39.7 million in fiscal year 2020 and $49.1 million in fiscal year 2019.
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
The sales returns reserve, which reduces sales and cost of sales for the estimated impact of returns, was $6.7 million in fiscal year 2021, $7.2 million in fiscal year 2020 and $6.5 million in fiscal year 2019.
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
Leases
The Company adopted Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842") using the modified retrospective method at the beginning of fiscal year 2019. The adoption of this standard had a $11.6 million impact on beginning retained earnings in fiscal year 2019 primarily associated with the impact of the Company’s deferred gain on prior years’ sale leaseback transactions, net of tax.
In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either an operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. The Company has operating and finance leases for the Company’s clubs, and operating leases for the Company’s distribution centers, home office, and stand-alone gas stations.
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
Lease expense for finance and operating leases are included in SG&A on the Consolidated Statement of Operations and Comprehensive Income. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets. Please refer to Note 4 for additional information.
Pre-opening Expenses
Pre-opening expenses consist of direct incremental costs of opening or relocating a facility and are expensed as incurred.
Advertising Costs
Advertising costs generally consist of efforts to acquire new members and typically include media advertising (some of which is vendor-funded). BJ’s expenses advertising as incurred as a component of SG&A. Advertising expenses were approximately 0.5%, 0.6% and 0.6% of net sales in fiscal years 2021, 2020 and 2019, respectively.
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

The Company’s common stock is listed on the NYSE and its value is determined by the market price on the NYSE. See Note 9 for additional description of the accounting for stock-based awards.
Earnings Per Share
Basic income per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic income from continuing operations per share is calculated by dividing income from continuing operations by the weighted-average number of common shares outstanding for the period. Basic loss from discontinuing operations per share is calculated by dividing loss from discontinuing operations by the weighted-average number of common shares outstanding for the period.
Diluted income per share is calculated by dividing net income available to common shareholders by the diluted weighted-average number of common shares outstanding for the period. Diluted income from continuing operations per share is calculated by dividing income from continuing operations by the diluted weighted-average number of common shares outstanding for the period. Diluted loss from discontinuing operations per share is calculated by dividing loss from discontinuing operations by the diluted weighted-average number of common shares outstanding for the period.
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
•Level 1 - Quoted market prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than quoted market prices included in Level 1 such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Comprehensive Income
Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with equity holders, and would normally be recorded in the consolidated statements of shareholders’ equity and the consolidated statements of comprehensive income. Other comprehensive income consists of unrealized gains and losses from derivative instruments designated as cash flow hedges and postretirement medical plan adjustments.
Treasury Stock
The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to shareholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.
Recently Issued Accounting Pronouncements
Business Combinations (ASU 2021-08)
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". ASU 2021-08 improves the accounting for acquired revenue contracts with customers in a business combination by addressing the diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require acquirers to recognize and measure contract assets and contract liabilities acquired in the business combination in accordance with Topic 606 as if it had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 25, 2023, with early adoption permitted. The Company does not expect adoption of this standard to have a significant impact on the consolidated financial statements.
Recently Adopted Accounting Pronouncements
Income Taxes (ASU 2019-12)
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard prospectively as of January 31, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
3.    Related Party Transactions
One of the Company’s suppliers, Advantage Solutions Inc., was determined to be a related party of the Company. Advantage Solutions Inc. is a provider of in-club product demonstration and sampling services. Currently, the Company engages them from time to time to provide ancillary support services, including temporary club labor as needed. The Company incurred approximately $2.9 million, $13.5 million and $42.6 million of costs payable to Advantage Solutions for services rendered during fiscal years 2021, 2020 and 2019, respectively. The demonstration and sampling service fees are fully funded by merchandise vendors who participate in the program.

4.    Leases
The Company adopted ASC 842 as of February 3, 2019, using the modified retrospective method and applying transitional relief allowing entities to initially apply the requirements at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either an operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. The Company has operating and finance leases for the Company’s clubs, and operating leases for the Company’s distribution centers, home office, and stand-alone gas stations. Operating leases, net of accumulated amortization, are included in operating lease ROU assets, and current and non-current operating lease liabilities, on the Consolidated Balance Sheets. Finance leases are included in property and equipment, accrued expenses and other current liabilities, and other non-current liabilities on the Consolidated Balance Sheets. Lease liabilities are calculated using the effective interest method, regardless of classification, while the amortization of the ROU assets varies depending upon classification. Finance lease classification results in a front-loaded expense recognition pattern over the lease term, which amortizes the ROU assets by recognizing interest expense and amortization expense as separate components of lease expense and calculates the amortization expense component on a straight-line basis. Conversely, operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of the ROU assets that equals the difference between lease expense and interest expense. Lease expense for finance and operating leases are included in SG&A on the Consolidated Statement of Operations and Comprehensive Income. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.
The Company is generally obligated for the cost of property taxes, insurance, and maintenance relating to its leases, which are often variable lease payments. Such costs are presented as occupancy costs for finance and operating leases included in SG&A on the Consolidated Statement of Operations and Comprehensive Income.
Certain of the Company’s lease agreements provide for lease payments based on future sales volumes at the leased location, or include rental payments adjusted periodically for inflation or based on an index, which are not measurable at the inception of the lease. The Company expenses such variable amounts in the period incurred, which is the period in which it becomes probable that the specified target that triggers the variable lease payments will be achieved. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Where the Company’s leases do not provide an implicit rate, the Company uses a collateralized incremental borrowing rate ("IBR") to determine the present value of lease payments. The collateralized IBR is based on a synthetic credit rating that is externally prepared on an annual basis at the measurement date, and that the Company adjusts quarterly with a yield curve that approximates the Company’s market risk profile.
In calculating the present value of the lease payments, the Company has elected to utilize its estimated IBR based on the original lease term and not the remaining lease term. The initial primary term of the Company’s operating leases ranges from 5 to 44 years, with most of these leases having an initial term of 20 years. The initial primary term of the Company’s three finance leases are 20 years.

The following table summarizes the Company’s finance and operating lease liabilities and ROU assets as of January 29, 2022 and January 30, 2021 (in thousands):

	January 29, 2022	January 30, 2021
Finance Leases:
ROU assets recorded	$19,283	$19,283
Accumulated amortization	11,706	10,578
Lease liability	16,082	15,230
Operating Leases:
ROU assets recorded	2,599,460	2,363,437
Accumulated amortization	467,473	304,674
There were no impairments of ROU assets in fiscal year 2021 or fiscal year 2020. In fiscal year 2019, the Company recorded an ROU asset impairment charge of $9.6 million.
The following table is a summary of the components of net lease costs for the years ended January 29, 2022, January 30, 2021 and February 1, 2020 (in thousands):

	January 29, 2022	January 30, 2021	February 1, 2020
Operating lease cost	$336,094	$327,325	$322,346
Finance lease cost:
Amortization of right-of-use assets	1,128	564	1,128
Interest on lease liabilities	4,022	3,965	2,503
Total finance lease costs	5,150	4,529	3,631
Sublease income	(980)	(251)	—
Variable lease costs	85	230	98
Net lease costs	$340,349	$331,833	$326,075
The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of January 29, 2022 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	8.9	11.2
Weighted-average discount rate	7.8%	7.7%

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	January 29, 2022	January 30, 2021	February 1, 2020
Operating cash flows paid for operating leases	$325,941	$317,997	$311,971
Operating cash flows paid for interest portion of finance leases	4,022	3,965	2,503
Financing cash flows paid for principal portion of finance leases	1,112	984	612
Future lease commitments to be paid by the Company as of January 29, 2022 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2022	$337,452	$3,601
2023	335,268	3,601
2024	317,742	3,601
2025	302,356	3,928
2026	287,180	3,970
Thereafter	1,860,343	11,947
Total future minimum lease payments	3,440,341	30,648
Less: imputed interest	(1,239,128)	(14,566)
Present value of lease liabilities	$2,201,213	$16,082
As of January 29, 2022, the Company had certain executed real estate and gas station leases that have not yet commenced and therefore are not reflected in the tables above. These leases are expected to commence in fiscal year 2022 with lease terms ranging from 6 years to 20 years. We estimate future lease commitments for these leases to be approximately $437.4 million.
5.    Debt and Credit Arrangements
Debt consisted of the following at January 29, 2022 and January 30, 2021 (in thousands):

	January 29, 2022	January 30, 2021
ABL Facility	$50,000	$310,000
First Lien Term Loan	701,920	801,920
Unamortized debt discount and debt issuance costs	(3,352)	(5,745)
Less: Current portion	—	(260,000)
Long-term debt	$748,568	$846,175
ABL Facility
The ABL Facility is comprised of a $950.0 million revolving credit facility and a $50.0 million term loan. The ABL Facility is secured on a senior basis by certain "liquid assets" of the Company and secured on a junior basis by certain "fixed assets" of the Company. The $50.0 million term loan payment terms are restricted in that the term loan cannot be repaid unless all loans outstanding under the ABL Facility are repaid, and once repaid, cannot be re-borrowed. The availability under the $950.0 million revolving credit facility is restricted based on eligible monthly merchandise inventories and receivables as defined in the facility agreement. As amended, interest on the revolving credit facility is calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan is calculated at LIBOR plus a range of 200 to 300 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The ABL Facility also provides a sub-facility for issuance of letters of credit subject to certain fees defined in the ABL Facility agreement. The ABL Facility is subject to various commitment fees during the term of the facility based on utilization of the revolving credit facility, which is scheduled to mature on August 17, 2023.
At January 29, 2022, there was $50.0 million outstanding in borrowings under the ABL Facility and $12.7 million in outstanding letters of credit. The interest rate on the revolving credit facility was 1.23%, the interest rate of the term loan was 2.10% and unused capacity was $886.9 million.

At  January 30, 2021, there was $310.0 million outstanding in borrowings under the ABL Facility and $15.0 million in outstanding letters of credit. The interest rate on the revolving credit facility was 1.25%, the interest rate on the term loan was 2.14% and unused capacity was $641.1 million.
First Lien Term Loan
The First Lien Term Loan matures on February 3, 2024. Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain "fixed assets" of the Company and on a junior basis by certain "liquid" assets of the Company.
On November 1, 2019, the Company borrowed $200.0 million from the ABL Facility. The proceeds from the Company’s borrowing were used to pay a portion of the principal amount due on the First Lien Term Loan. In connection with the payment, the Company expensed $2.0 million of previously capitalized deferred debt issuance costs and original issue discount.
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
There were $701.9 million and $801.9 million outstanding on the First Lien Term Loan at January 29, 2022 and January 30, 2021, respectively. Interest rates for the First Lien Term Loan were 2.11% and 2.13% at January 29, 2022 and January 30, 2021, respectively.
Future minimum payments
Scheduled future minimum principal payments on debt as of January 29, 2022 are as follows (in thousands):

Fiscal Year:	Principal Payments
2022	$—
2023	751,920
2024	—
2025	—
2026	—
Thereafter	—
Total	$751,920

6.    Interest Expense, Net
The following details the components of interest expense for the periods presented (in thousands):

	Fiscal Year Ended January 29, 2022	Fiscal Year Ended January 30, 2021	Fiscal Year Ended February 1, 2020
Interest on debt	$45,124	$65,064	$96,747
Interest on financing obligations	4,022	3,965	2,503
Debt issuance costs amortization	2,193	2,496	2,745
Original issue discount amortization	1,195	1,865	2,427
Loss on debt extinguishment	657	4,077	3,820
Loss on cash flow hedge	6,340	6,927	—
Capitalized interest	(87)	(9)	(12)
Interest expense, net	$59,444	$84,385	$108,230

7.    Intangible Assets and Liabilities
Intangible assets and liabilities consist of the following (in thousands):

	January 29, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Goodwill	$924,134	$—	$924,134

Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,000	(212,041)	32,959
Private label brands	8,500	(7,319)	1,181
Total intangible assets	$344,000	$(219,360)	$124,640

	January 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Goodwill	$924,134	$—	$924,134

Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,000	(202,266)	42,734
Private label brands	8,500	(6,611)	1,889
Total intangible assets	$344,000	$(208,877)	$135,123
The Company records amortization expenses of intangible assets as a component of SG&A. Member relationships are amortized over 15.3 years and private label brands are amortized over 12 years. Member relationships will be amortized through fiscal year 2026 and private label brands will be amortized through fiscal year 2023.

The Company recorded amortization expenses of $10.5 million, $11.9 million and $13.5 million as a component of SG&A for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively. The Company estimates that amortization expenses related to intangible assets will be as follows in each of the next five fiscal years (in thousands):

Intangible Assets
2022	$9,230
2023	7,866
2024	6,517
2025	5,639
2026	4,887

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
9.    Stock Incentive Plans
On June 13, 2018, the Company’s board of directors adopted, and its shareholders approved, the BJ’s Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the "2018 Plan"). The 2018 Plan provides for the grant of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, stock appreciation rights, and cash awards. Prior to the adoption of the 2018 Plan, the Company granted stock-based compensation to employees and non-employee directors, respectively, under the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holdings, Inc.), as amended (the "2011 Plan"), and the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding Inc.), as amended (the "2012 Director Plan"). No further grants will be made under 2011 Plan or the 2012 Director Plan.
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, 2011 Plan or 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR"), that are not issued in connection with the stock settlement of the SAR on its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan or 2012 Director Plan. As of January 29, 2022, there were 5,544,648 shares available for future issuance under the 2018 Plan.
On April 16, 2021, the Compensation Committee approved a modification to the equity awards agreements under the 2011 Plan, 2012 Director Plan and 2018 Plan. In the event that an employee is terminated due to death or disability, the modified equity award agreements provide for: (i) full vesting of all time-based awards, including restricted stock awards and stock options, (ii) pro-rata vesting of all performance-based awards, including performance share units, based on actual performance as of the end of the applicable performance period, pro-rated based on the period of employment during the applicable performance period, and (iii) the extension of the post-termination exercise window for vested stock options. The Company recognized $17.5 million of stock-based compensation expense due to the accelerated vesting of equity awards, related to the passing of a former executive.
The Company recognized $53.8 million ($38.8 million post-tax), $32.2 million ($23.2 million post-tax) and $18.8 million ($13.5 million post-tax) of total stock-based compensation for fiscal years 2021, 2020 and 2019, respectively. As of January 29, 2022, there was approximately $49.5 million of unrecognized compensation cost, which is expected to be recognized over the next three years.
Stock option awards are generally granted with vesting periods of three years. All options have a contractual term of ten years. No options were granted during fiscal year 2021. The fair value of the options granted in fiscal year 2020 and fiscal year

2019 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions (no dividends were expected).

	Fiscal Year Ended January 30, 2021	Fiscal Year Ended February 1, 2020
Risk-free interest rate	0.44%	2.36%
Expected volatility	25.0%	25.8%
Weighted-average expected option life (in years)	5.75 - 6.0	6.0
Weighted-average grant-date fair value	$6.16 - $6.29	$8.37
The risk-free interest rate was based on United States Treasury yields in effect at the time of the grant for notes with terms comparable to the awards. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon an average of the vesting and contractual terms of the options. Forfeitures are recorded as incurred.
Presented below is a summary of the stock option activity and weighted-average exercise prices for the fiscal year ended January 29, 2022:

(Options in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life (in years)
Outstanding, beginning of period	3,673	$17.50
Granted	—	—
Forfeited	—	—
Exercised	(1,391)	13.94
Outstanding, end of period	2,282	19.68	6.6
Vested and expected to vest, end of period	2,282	19.68	6.6
Exercisable, end of period	1,837	18.11	6.4
The total intrinsic value of options exercised in fiscal years 2021, 2020 and 2019 was $55.2 million, $45.0 million and $37.1 million, respectively. The Company received a tax benefit related to these option exercises of approximately $15.5 million, $12.6 million and $10.4 million in fiscal years 2021, 2020 and 2019, respectively. As of January 29, 2022, the total intrinsic value of options vested and expected to vest was $87.3 million.
Presented below is a summary of our non-vested restricted shares, restricted stock units and performance stock and weighted-average grant-date fair values for the fiscal year ended January 29, 2022:

	Restricted Stock		Restricted Stock Units		Performance Stock
(Shares in thousands)	Shares	Weighted-average Grant-Date Fair Value	Shares	Weighted-average Grant-Date Fair Value	Shares	Weighted-average Grant-Date Fair Value
Outstanding, beginning of period	1,575	$26.29	29	$34.54	527	$23.96
Granted	509	45.03	26	46.82	429	45.18
Forfeited	(14)	39.76	—	—	(282)	28.98
Vested	(1,017)	29.59	(29)	34.60	—	—
Outstanding, end of period	1,053	$34.36	26	$46.82	674	$39.76

As it relates to performance stock, the table above reflects a 100% payout, but the ultimate payout could be up to 200%.
The fair value as of the vesting date was $46.9 million for restricted stock and $1.3 million for restricted stock units.
2018 Employee Stock Purchase Plan
On June 14, 2018, the Company’s board of directors adopted and and its shareholders approved the BJ's Wholesale Club Holdings, Inc. 2018 Employee Stock Purchase Plan (the "ESPP"), which became effective the day prior to the first day of public trading of the Company's equity securities. The aggregate number of shares of common stock that was be reserved for issuance under our ESPP was be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors. The offering under the ESPP commenced on January 1, 2019. The amount of expense recognized in the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020  was $0.8 million, $0.6 million and $0.4 million, respectively.
10.    Treasury Shares and Share Repurchase Programs
Treasury Shares Acquired on Restricted Stock Awards
On June 27, 2019, the Company completed an offering of 9,977,024 shares of the Company’s common stock and, in connection with the offering, the Company repurchased 2,500,000 shares of common stock at a price of $25.41 per share. These repurchased shares are being held in treasury.
In addition, 376,758 shares and 212,173 shares were reacquired to satisfy tax withholding obligations upon the vesting of restricted stock awards in fiscal year 2021 and fiscal year 2020, respectively. These reacquired shares were recorded as $16.8 million and $6.5 million of treasury stock in fiscal years 2021 and 2020, respectively.
Share Repurchase Programs
On December 19, 2019, the Company’s board of directors authorized the repurchase of up to $250.0 million of the Company’s outstanding common stock from time to time as market conditions warrant (the "2019 Repurchase Program"). The 2019 Repurchase Program was fully exhausted on November 17, 2021.
On November 16, 2021, the Company’s board of directors approved a new share repurchase program (the "2021 Repurchase Program"), effective immediately, that allows the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expires in January 2025. The Company initiated the 2019 Repurchase Program and the 2021 Repurchase Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value.
As of January 29, 2022, $471.2 million remained available to purchase under the 2021 Repurchase Program. In fiscal year 2021, the Company repurchased 3,331,956 shares of common stock totaling $179.2 million, including 2,880,614 shares of common stock totaling $150.4 million under the 2019 Repurchase Program.

11.    Income Taxes
The provision for income taxes from continuing operations includes the following (in thousands):

	Fiscal Year Ended January 29, 2022	Fiscal Year Ended January 30, 2021	Fiscal Year Ended February 1, 2020
Federal:
Current	$88,507	$94,947	$29,187
Deferred	1,951	(1,130)	9,541
State:
Current	43,118	51,074	16,780
Deferred	(2,457)	(8,066)	704
Total income tax provision	$131,119	$136,825	$56,212

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Year Ended January 29, 2022	Fiscal Year Ended January 30, 2021	Fiscal Year Ended February 1, 2020
Statutory federal income tax rates	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	5.8	6.1	5.7
Work opportunity and solar energy tax credit	(0.8)	(0.6)	(1.0)
Charitable contributions	(0.3)	(0.2)	(0.2)
Prior year adjustments	—	(0.2)	0.1
Excess tax benefit related to share-based payments	(2.4)	(1.5)	(2.7)
Other	0.2	(0.1)	0.1
Effective income tax rate	23.5%	24.5%	23.0%
Significant components of the Company’s deferred tax assets and liabilities as of January 29, 2022 and January 30, 2021 are as follows (in thousands):

	January 29, 2022	January 30, 2021
Deferred tax assets:
Operating lease liability	$616,340	$593,699
Self-insurance reserves	37,188	34,272
Compensation and benefits	25,958	28,549
Financing obligations	3,287	2,881
Interest rate swap	87	8,620
Environment clean up reserve	4,939	4,450
Startup costs	1,987	2,413
Other	22,863	18,412
Total deferred tax assets	$712,649	$693,296

Deferred tax liabilities:
Operating lease right-of-use assets	$596,957	$576,425
Property and equipment	116,053	104,458
Intangible assets	34,899	37,834
Debt costs	1,324	1,849
Other	10,759	12,089
Total deferred tax liabilities	759,992	732,655
Net deferred tax liabilities	$(47,343)	$(39,359)
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended January 29, 2022	Fiscal Year Ended January 30, 2021
Balance, beginning of period	$2,201	$2,161
Additions for tax positions taken during the current year	105	97
Lapses in statute of limitations	(43)	(57)
Balance, end of period	$2,263	$2,201

The total amount of unrecognized tax benefits, reflective of federal tax benefits at both January 29, 2022 and January 30, 2021 that, if recognized, would favorably affect the effective tax rate was $2.0 million and $1.9 million, respectively.
As of January 29, 2022, management has determined it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next twelve months by $1.0 million, due to the expiration of statute of limitations and expected resolution of state tax audits. The Company’s tax years from 2017 forward remain open and are subject to examination by the Internal Revenue Service or various state taxing jurisdictions.
The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. For the periods ended January 29, 2022 and January 30, 2021, the Company recognized no interest income or expense. For the period ended February 1, 2020, the Company recognized $0.3 million of interest income. As of both January 29, 2022 and January 30, 2021, the Company had $0.2 million of accrued interest related to income tax uncertainties.
12.    Retirement Plans
Under the Company's 401(k) savings plans, participating employees may make pretax contributions up to 50% of covered compensation subject to federal limits. The Company matches employee contributions at 50% of the first six percent of covered compensation. The Company’s expense under these plans was $11.1 million, $11.6 million and $10.0 million for fiscal years 2021, 2020 and 2019, respectively.
The Company has a non-contributory defined contribution retirement plan for certain key employees. Under this plan, the Company funds annual retirement contributions for the designated participants on an after-tax basis. The Company’s contributions equaled 5% of the participants’ base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four full fiscal years of service. Pretax expense under this plan was $1.8 million, $2.8 million and $2.6 million in fiscal years 2021, 2020 and 2019, respectively.
13.    Asset Retirement Obligations
The following is a summary of activity relating to the liability for asset retirement obligations, which the Company will incur primarily in connection with the expected future removal of solar panels, gasoline tanks and the related infrastructure. The following is included in other non-current liabilities on the Consolidated Balance Sheets (in thousands):

	Fiscal Year Ended January 29, 2022	Fiscal Year Ended January 30, 2021	Fiscal Year Ended February 1, 2020
Balance, beginning of period	$19,329	$17,153	$15,248
Accretion expense	1,419	1,302	1,111
Liabilities incurred during the year	629	874	794
Balance, end of period	$21,378	$19,329	$17,153

14.    Accrued Expenses and Other Current Liabilities
The major components of accrued expenses and other current liabilities are as follows (in thousands):

	January 29, 2022	January 30, 2021
Deferred membership fee income	$174,916	$155,580
Employee compensation	141,863	132,341
Outstanding checks and payables	133,966	119,761
Insurance reserves	48,379	46,042
Sales, property, use and other taxes	47,161	43,803
BJ’s Perks rewards	40,804	34,452
Fixed asset accruals	29,640	13,131
Deferred revenues	27,717	18,118
Utilities, advertising and accrued interest	21,699	22,809
Membership fee income sales reserves and legal reserves	14,870	12,360
Gift cards	11,799	10,293
Accrued federal and state income taxes	10,875	788
Repairs and maintenance	10,174	11,347
Professional services	8,251	7,371
Other	26,131	23,429
Total	$748,245	$651,625
The following table summarizes membership fee income activity for each of the last two fiscal years (in thousands):

	Fiscal Year Ended January 29, 2022	Fiscal Year Ended January 30, 2021
Deferred membership fee income, beginning of period	$155,580	$143,969
Cash received from members	380,273	344,715
Revenue recognized in earnings	(360,937)	(333,104)
Deferred membership fee income, end of period	$174,916	$155,580

15.    Other Non-current Liabilities
The major components of other non-current liabilities are as follows (in thousands):

	January 29, 2022	January 30, 2021
Workers’ compensation and general liability	$98,851	$88,982
Co-brand deferred revenue and other	22,082	12,579
Interest rate swap liability	—	25,279
Asset retirement obligations	21,378	19,329
Financing obligations	14,816	14,118
Deferred wage taxes	—	20,593
Total other non-current liabilities	$157,127	$180,880

16.    Derivative Financial Instruments
Interest Rate Swaps
On November 13, 2018, the Company entered into three forward starting interest rate swaps (the "Interest Rate Swaps"), which were effective starting on February 13, 2019 and fixed the LIBOR component of $1.2 billion of its floating rate debt at a rate of approximately 3.0% from February 13, 2019 until February 13, 2022. The Company elected hedge accounting for the interest rate swap agreements, and, as such, the effective portion of the gains or losses were recorded as a component of other comprehensive income and the ineffective portion of gains or losses were recorded as interest expense.
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
The Interest Rate Swaps are recorded as a liability of $2.2 million and $26.4 million in fiscal year 2021 and fiscal year 2020, respectively. The net of tax amount for the effective and ineffective Interest Rate Swaps recorded in other comprehensive income and interest expense, respectively.
There were $24.2 million and $1.7 million of unrealized gains recorded in fiscal years 2021 and 2020, respectively.
The fair value of derivative instruments included on the Consolidated Balance Sheets are as follows (in thousands):

Accounting for Cash Flow Hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	January 29, 2022	January 30, 2021
Interest rate swap	$600,000	3.00%	Accrued expenses and other current liabilities	$(1,540)	$(18,828)
Interest rate swap	360,000	3.00%	Accrued expenses and other current liabilities	—	—
Interest rate swap	240,000	3.00%	Accrued expenses and other current liabilities	(616)	(7,525)
Net carrying amount	$1,200,000		Total liabilities	$(2,156)	$(26,353)

17.    Fair Value Measurements
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
Financial Assets and Liabilities
The gross carrying amount and fair value of the Company’s debt at January 29, 2022 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$701,920	$702,053
ABL Facility	50,000	50,000
Total Debt	$751,920	$752,053
The gross carrying amount and fair value of the Company’s debt at January 30, 2021 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$801,920	$802,256
ABL Facility	310,000	310,000
Total Debt	$1,111,920	$1,112,256
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
18.    Earnings Per Share
The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for fiscal years 2021, 2020 and 2019:

	Fiscal Year Ended January 29, 2022	Fiscal Year Ended January 30, 2021	Fiscal Year Ended February 1, 2020
Weighted-average shares of common stock outstanding, used for basic computation	135,385,777	136,110,860	136,173,675
Plus: Incremental shares of potentially dilutive securities:
Stock incentive awards	2,658,750	2,765,637	2,935,513
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	138,044,527	138,876,497	139,109,188
The table below summarizes restricted shares and stock options that were excluded from the computation of diluted earnings for fiscal years 2021, 2020 and 2019, as their inclusion would have been anti-dilutive:

	Fiscal Year Ended January 29, 2022	Fiscal Year Ended January 30, 2021	Fiscal Year Ended February 1, 2020
Restricted shares	31,862	206,698	466,778
Stock options	—	276,415	626,976

19.    Condensed Financial Information of Registrant (Parent Company Only)
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(Amounts in thousands)

	Fiscal Year Ended January 29, 2022	Fiscal Year Ended January 30, 2021
ASSETS
Investment in subsidiaries	$648,108	$319,327

SHAREHOLDERS’ EQUITY
Preferred stock; $0.01 par value; 5,000 shares authorized, and no shares issued or outstanding	$—	$—
Common stock; $0.01 par value; 300,000 shares authorized, 145,451 shares issued and 135,506 shares outstanding at January 29, 2022; 300,000 shares authorized, 143,428 shares issued and 137,192 shares outstanding at January 30, 2021	1,454	1,434
Additional paid-in capital	904,009	805,849
Retained earnings (accumulated deficit)	131,313	(295,339)
Treasury stock, at cost, 9,945 shares at January 29, 2022 and 6,236 shares at January 30, 2021	(388,668)	(192,617)
Total shareholders’ equity	$648,108	$319,327
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended January 29, 2022	Fiscal Year Ended January 30, 2021	Fiscal Year Ended February 1, 2020
Equity in net income of subsidiaries	$426,652	$421,030	$187,176
Net income	426,652	421,030	187,176
Net income per share:
Basic	$3.15	$3.09	$1.37
Diluted	3.09	3.03	1.35
Weighted-average number of common shares outstanding:
Basic	135,386	136,111	136,174
Diluted	138,045	138,876	139,109
A statement of cash flows has not been presented as BJ’s Wholesale Club Holdings, Inc. did not have any cash as of, or for, the years ended January 29, 2022, January 30, 2021 or February 1, 2020.
Basis of Presentation
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of BJ’s Wholesale Club Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of BJ’s Wholesale Club Holdings, Inc.’s operating subsidiaries to pay dividends may be restricted due to terms of the subsidiaries’ First Lien Term Loan and ABL Facility, as defined in Note 5. For example, the covenants of the ABL Facility restrict the payment of dividends to, among other exceptions, (i) a $25.0 million general basket, (ii) a basket for unlimited dividends and distributions if there is no event of default, availability under the ABL Facility is greater than 12.5% of the lesser of the commitments under the ABL Facility and the borrowing base under the ABL Facility for 6 months following such dividend or distribution and, if availability is less than 20% of the lesser of the commitments under the ABL Facility and the borrowing base under the ABL Facility, a 1.00 to 1.00 (or higher) fixed charge coverage ratio for 12 months after giving effect to such dividend or distribution, and (iii) a basket for up to 6.0% per annum of the net proceeds received by or contributed to the borrower’s common stock from certain of such public offerings. The covenants of the First Lien Term Loan restrict the payment of dividends and distributions to, among other exceptions, (i) a $25.0 million general basket, (ii) a basket for unlimited dividends and distributions if no event of default exists and the pro-forma total net leverage ratio is less than or equal to 4.25 to 1.00, (iii) a "growing" basket based on, among other things, retained excess cash flow subject to no event of default and compliance with a pro-forma interest coverage ratio of greater than or equal to 2.00 to 1.00, and (iv) a basket for 6.0% per annum of the net cash proceeds received from such qualified IPO that are contributed to the borrower in cash. As of January 29, 2022, the amount of net income free of such restrictions and available for payment by BJ’s Wholesale Club Holdings, Inc. as dividends was $426.7 million, and the total amount of restricted net assets of consolidated subsidiaries of BJ’s Wholesale Club Holdings, Inc. was $117.8 million.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 29, 2022, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2022. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of January 29, 2022, our internal control over financial reporting was effective.
The report of our independent registered public accounting firm regarding our internal control over financial reporting is set forth in this Annual Report on Form 10-K under the caption "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 29, 2022.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The information required by Items 10-14 will be set forth in our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of the fiscal year covered by this report (the "2022 Proxy Statement"), and is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, other than the information about our executive officers contained in the discussion entitled "Information about our Executive Officers" in Part I of this Annual Report on Form 10-K, is incorporated by reference to the 2022 Proxy Statement.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2022 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the 2022 Proxy Statement.

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

4.1	Description of Company’s Securities (previously filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K on March 19, 2021 and incorporated herein by reference).
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

10.3#
Employment Agreement between Lee Delaney and BJ’s Wholesale Club, Inc., dated as of January 30, 2020 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38559) on February 4, 2020 and incorporated herein by reference).

10.4#
Employment Agreement between Robert W. Eddy and BJ’s Wholesale Club, Inc., dated as of May 10, 2021 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38559) on May 14, 2021 and incorporated herein by reference).

10.5#
Employment Agreement between Laura L. Felice and BJ’s Wholesale Club, Inc., dated as of May 10, 2021 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38559) on May 14, 2021 and incorporated herein by reference).

10.6#
Employment Agreement between William C. Werner and BJ's Wholesale Club, Inc. dates as of May 10, 2021 (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-38559) on May 14, 2021 and incorporated herein by reference).

10.7#	Employment Agreement between Jeff Desroches and BJ's Wholesale Club, Inc. dated as of April 8, 2018 (filed herewith).
10.8#
Employment Agreement between Paul Cichocki and BJ's Wholesale Club, Inc., dated as of January 30, 2020 (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K on March 19, 2021 and incorporated herein by reference).

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

10.13.1#
First Amendment to the Non-Employee Director Compensation Policy of the Company, effective as of October 1, 2020 (previously filed as Exhibit 10.13.1 to the Company's Annual Report on Form 10-K on March 19, 2021 and incorporated herein by reference).

10.13.2#	Second Amendment to the Non-Employee Director Compensation Policy of the Company, effective as of October 1, 2021 (filed herewith).
10.14#
Form of Indemnification Agreement for Executive Officers and Directors (previously filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.15#
BJ’s Wholesale Club Annual Incentive Plan, effective as of January 29, 2017 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K on March 19, 2021 and incorporated herein by reference).

10.15.1#
First Amendment to BJ’s Wholesale Club Annual Incentive Plan, effective as of January 18, 2021 (previously filed as Exhibit 10.15.1 to the Company's Annual Report on Form 10-K on March 19, 2021 and incorporated herein by reference).

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

/s/ Robert W. Eddy
Robert W. Eddy
President & Chief Executive Officer

Dated: March 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Robert W. Eddy
Robert W. Eddy Director, President & Chief Executive Officer (Principal Executive Officer)
Date: March 17, 2022

/s/ Laura L. Felice
Laura L. Felice Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Date: March 17, 2022

/s/ Joseph McGrail
Joseph McGrail Senior Vice President, Controller (Principal Accounting Officer)
Date: March 17, 2022

/s/ Christopher J. Baldwin
Christopher J. Baldwin Executive Chairman
Date: March 17, 2022

/s/ Darryl Brown
Darryl Brown Director
Date: March 17, 2022

/s/ Maile Clark
Maile Clark Director
Date: March 17, 2022

/s/ Michelle Gloeckler
Michelle Gloeckler Director
Date: March 17, 2022

/s/ Thomas A. Kingsbury
Thomas A. Kingsbury Director
Date: March 17, 2022

/s/ Ken Parent
Ken Parent Director
Date: March 17, 2022

/s/ Christopher H. Peterson
Christopher H. Peterson Director
Date: March 17, 2022

/s/ Robert Steele
Robert Steele Director
Date: March 17, 2022

/s/ Judith L. Werthauser
Judith L. Werthauser Director
Date: March 17, 2022