Form 10-Q
period 2022-04-30
BJ's Wholesale Club Holdings, Inc.
filed 2022-05-27
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 20, 2022, the registrant had 135,181,838 shares of common stock, $0.01 par value per share, outstanding.

TRADEMARKS
BJ’s Wholesale Club®, BJ’s®, Wellsley Farms®, Berkley Jensen®, My BJ’s Perks®, BJ’s Easy Renewal®, BJ’s Gas®, BJ’s Perks Elite®, BJ’s Perks Plus®, Inner Circle®, ExpressPay® and BJ’s Perks Rewards® are all registered trademarks of BJ’s Wholesale Club, Inc. Other trademarks, tradenames and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of those other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks.
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
•    "fiscal year 2021" means the 52 weeks ended January 29, 2022;
•    "fiscal year 2022" means the 52 weeks ending January 28, 2023; and
•    "GAAP" means generally accepted accounting principles in the United States of America.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	April 30, 2022	January 29, 2022	May 1, 2021
ASSETS
Current assets:
Cash and cash equivalents	$37,952	$45,436	$62,954
Accounts receivable, net	210,405	173,951	197,991
Merchandise inventories	1,462,098	1,242,935	1,120,334
Prepaid expenses and other current assets	58,814	54,734	54,258
Total current assets	1,769,269	1,517,056	1,435,537
Operating lease right-of-use assets, net	2,177,777	2,131,986	2,119,629
Property and equipment, net	989,658	942,331	815,303
Goodwill	924,134	924,134	924,134
Intangibles, net	122,332	124,640	132,502
Deferred income taxes	4,595	5,507	3,349
Other assets	22,240	23,240	18,752
Total assets	$6,010,005	$5,668,894	$5,449,206
LIABILITIES
Current liabilities:
Current portion of long-term debt	$80,000	$—	$210,000
Current portion of operating lease liabilities	169,423	141,453	132,869
Accounts payable	1,267,102	1,112,783	1,023,140
Accrued expenses and other current liabilities	692,530	748,245	669,924
Total current liabilities	2,209,055	2,002,481	2,035,933
Long-term operating lease liabilities	2,107,532	2,059,760	2,050,950
Long-term debt	748,987	748,568	747,311
Deferred income taxes	58,511	52,850	45,529
Other non-current liabilities	164,578	157,127	155,959
Commitments and contingencies (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 145,941 shares issued and 135,195 outstanding at April 30, 2022; 145,451 shares issued and 135,506 outstanding at January 29, 2022; and 144,018 shares issued and 137,240 outstanding at May 1, 2021	1,459	1,454	1,440
Additional paid-in capital	914,120	902,704	855,168
Accumulated earnings (deficit)	243,763	131,313	(213,760)
Accumulated other comprehensive income (loss)	2,010	1,305	(12,676)
Treasury stock, at cost, 10,746 shares at April 30, 2022; 9,945 shares at January 29, 2022; and 6,778 shares at May 1, 2021	(440,010)	(388,668)	(216,648)
Total stockholders’ equity	721,342	648,108	413,524
Total liabilities and stockholders’ equity	$6,010,005	$5,668,894	$5,449,206
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net sales	$4,399,810	$3,781,834
Membership fee income	96,625	86,388
Total revenues	4,496,435	3,868,222
Cost of sales	3,705,838	3,141,497
Selling, general and administrative expenses	635,380	599,910
Pre-opening expense	4,900	561
Operating income	150,317	126,254
Interest expense, net	7,841	19,285
Income from continuing operations before income taxes	142,476	106,969
Provision for income taxes	30,019	25,383
Income from continuing operations	112,457	81,586
Loss from discontinued operations, net of income taxes	(7)	(7)
Net income	$112,450	$81,579
Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.84	$0.60
Loss from discontinued operations	—	—
Net income	$0.84	$0.60
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.82	$0.59
Loss from discontinued operations	—	—
Net income	$0.82	$0.59
Weighted average shares of common stock outstanding:
Basic	134,244	135,709
Diluted	136,702	138,662
Other comprehensive income:
Amounts released from other comprehensive income, net of tax	$117	$4,665
Unrealized gain on cash flow hedge, net of income tax provision of $229 and $1,240, respectively	588	3,187
Total other comprehensive income	705	7,852
Total comprehensive income	$113,155	$89,431
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 29, 2022	145,451	$1,454	$902,704	$131,313	$1,305	(9,945)	$(388,668)	$648,108
Net income	—	—	—	112,450	—	—	—	112,450
Amounts released from other comprehensive income, net of tax	—	—	—	—	117	—	—	117
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	588	—	—	588
Common stock issued under stock incentive plans	490	5	(5)	—	—	—	—	—
Stock compensation expense	—	—	9,115	—	—	—	—	9,115
Net cash received on option exercises	—	—	2,306	—	—	—	—	2,306
Treasury stock purchases	—	—	—	—	—	(801)	(51,342)	(51,342)
Balance, April 30, 2022	145,941	$1,459	$914,120	$243,763	$2,010	(10,746)	$(440,010)	$721,342

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 30, 2021	143,428	$1,434	$826,377	$(295,339)	$(20,528)	(6,236)	$(192,617)	$319,327
Net income	—	—	—	81,579	—	—	—	81,579
Amounts released from other comprehensive income, net of tax	—	—	—	—	4,665	—	—	4,665
Unrealized loss on cash flow, net of tax	—	—	—	—	3,187	—	—	3,187
Common stock issued under stock incentive plans	590	6	(6)	—	—	—	—	—
Stock compensation expense	—	—	27,300	—	—	—	—	27,300
Net cash received on option exercises	—	—	1,497	—	—	—	—	1,497
Treasury stock purchases	—	—	—	—	—	(542)	(24,031)	(24,031)
Balance, May 1, 2021	144,018	$1,440	$855,168	$(213,760)	$(12,676)	(6,778)	$(216,648)	$413,524
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,450	$81,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,109	44,386
Amortization of debt issuance costs and accretion of original issue discount	832	891
Debt extinguishment charges	—	657
Stock-based compensation expense	9,115	27,300
Deferred income tax (benefit) provision	6,299	(233)
Changes in operating leases and other non-cash items	29,892	1,200
Increase (decrease) in cash due to changes in:
Accounts receivable	(36,454)	(25,272)
Merchandise inventories	(219,163)	85,361
Prepaid expenses and other current assets	(3,566)	(2,180)
Other assets	587	1,302
Accounts payable	154,319	35,066
Accrued expenses and other current liabilities	(58,780)	13,127
Other non-current liabilities	1,668	(14,219)
Net cash provided by operating activities	44,308	248,965
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(90,533)	(74,690)
Proceeds from sale leaseback transactions	—	16,630
Net cash used in investing activities	(90,533)	(58,060)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on First Lien Term Loan	—	(100,000)
Proceeds from ABL Facility	115,000	—
Payments on ABL Facility	(35,000)	(50,000)
Net cash received from stock option exercises	2,306	1,497
Acquisition of treasury stock	(51,342)	(24,031)
Proceeds from financing obligations	8,072	1,333
Other financing activities	(295)	(268)
Net cash provided by (used in) financing activities	38,741	(171,469)
Net increase (decrease) in cash and cash equivalents	(7,484)	19,436
Cash and cash equivalents at beginning of period	45,436	43,518
Cash and cash equivalents at end of period	$37,952	$62,954
Supplemental cash flow information:
Interest paid	$6,993	$12,021
Income taxes paid	10,925	5,668
Non-cash financing and investing activities:
Lease liabilities arising from obtaining right-of-use assets	123,339	101,222
Property additions included in accrued expenses	23,974	13,515
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries is a leading warehouse club operator primarily on the east coast of the United States. As of April 30, 2022, the Company operated 227 warehouse clubs and 159 gas stations in 17 states.
The Company follows and reports based on the National Retail Federation’s fiscal calendar. The thirteen week periods ended April 30, 2022 and May 1, 2021 are referred to herein as the "first quarter of fiscal year 2022" and the "first quarter of fiscal year 2021," respectively.
The novel coronavirus ("COVID-19") pandemic has severely impacted the economies of the U.S. and other countries around the world. In the preparation of these financial statements and related disclosures we have assessed the impact that COVID-19 has had on our estimates, assumptions and accounting policies and made additional disclosures, as necessary.

On May 2, 2022, the Company closed the previously announced acquisition of the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics, LLC. The Company financed the purchase price with a combination of available cash and borrowings under the Company’s ABL Facility.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim financial statements of BJ’s Wholesale Club Holdings, Inc. are unaudited and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial statements in accordance with GAAP.
The condensed consolidated balance sheet as of January 29, 2022 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the first quarter of fiscal year 2022 are not necessarily indicative of future results or results to be expected for fiscal year 2022. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year 2021, as filed with the Securities and Exchange Commission on March 17, 2022.
Recently Adopted Accounting Pronouncements
The accounting policies the Company follows are set forth in its audited financial statements for fiscal year 2021 included in its Annual Report on Form 10-K for the fiscal year 2021. There have been no material changes to these accounting policies and no material pronouncements adopted.
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

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Point of sale transactions, excluding sales tax, as a percent of net sales	92%	93%
Point of sale transactions, excluding sales tax, as a percent of total revenues	90%	91%
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
Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or on the Company’s website or app. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $32.5 million at April 30, 2022, $30.3 million at January 29, 2022 and $24.8 million at May 1, 2021.
Royalty revenue received in connection with the My BJ’s Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company’s total deferred royalty revenue related to the outstanding My BJ’s Perks Rewards was $29.2 million, $17.8 million and $18.0 million at April 30, 2022, January 29, 2022 and May 1, 2021, respectively. The timing of revenue recognition is driven by actual customer activities, such as redemptions and expirations. As of April 30, 2022, the Company expects to recognize substantially all of the $29.2 million by the end of fiscal year 2022.
Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and app and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. As the Company has the obligation to provide access to its clubs, website, app and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $185.2 million, $174.9 million and $167.8 million at April 30, 2022, January 29, 2022 and May 1, 2021, respectively.
Gift Card Program—The Company sells BJ’s gift cards in both physical and digital format, which allow customers to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized in proportion to its rate of gift card redemptions as the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. The Company also recognizes breakage in proportion to its rate of gift card redemptions. Deferred revenue related to gift cards was $11.2 million, $11.8 million and $9.6 million at April 30, 2022, January 29, 2022 and May 1, 2021, respectively. The Company recognized $10.5 million and $8.8 million of revenue from gift card redemptions in the first quarter of fiscal year 2022 and first quarter of fiscal year 2021, respectively.
Disaggregation of Revenue
The Company’s club retail operations, which include retail club and other sales procured from our clubs and distribution centers, represent substantially all of its consolidated total revenues, and are the Company’s only reportable segment. All the

Company’s identifiable assets are in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Grocery	67%	72%
General Merchandise & Services	11%	15%
Gasoline and Other	22%	13%
4. Debt and Credit Arrangements
The following table summarizes the Company’s debt (in thousands):

	April 30, 2022	January 29, 2022	May 1, 2021
ABL Facility	$130,000	$50,000	$260,000
First Lien Term Loan	701,920	701,920	701,920
Unamortized debt discount and debt issuance cost	(2,933)	(3,352)	(4,609)
Less: current portion	(80,000)	—	(210,000)
Long-term debt	$748,987	$748,568	$747,311
ABL Facility
The ABL Facility is comprised of a $950.0 million revolving credit facility and a $50.0 million term loan. The ABL Facility is secured on a senior basis by certain liquid assets of the Company and secured on a junior basis by certain fixed assets of the Company. Payment terms on the $50.0 million term loan are restricted in that the term loan cannot be repaid unless all loans outstanding under the revolving credit facility are repaid, and once repaid, cannot be re-borrowed. The availability under the $950.0 million revolving credit facility is restricted based on eligible monthly merchandise inventories and receivables as defined in the agreement governing the ABL Facility. Interest on the revolving credit facility is calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan is calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability steps down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The ABL Facility also provides a sub-facility for issuances of letters of credit subject to certain fees defined in the agreement governing the ABL Facility. The ABL Facility is subject to various commitment fees during the term of the facility based on utilization of the revolving credit facility, which is scheduled to mature on August 17, 2023.
At April 30, 2022, there were $130.0 million outstanding in loans under the ABL Facility and $10.9 million in outstanding letters of credit. The interest rate on the revolving credit facility was 1.89%, the interest rate of the term loan was 2.45% and unused capacity was $859.1 million.
At January 29, 2022, there were $50.0 million outstanding in loans under the ABL Facility and $12.7 million in outstanding letters of credit. The interest rate on the revolving credit facility was 1.23%, the interest rate of the term loan was 2.10% and unused capacity was $886.9 million.
At May 1, 2021, there were $260.0 million outstanding in loans under the ABL Facility and $15.5 million in outstanding letters of credit. The interest rate on the revolving credit facility was 1.24%, the interest rate of the term loan was 2.11% and unused capacity was $650.4 million.
First Lien Term Loan
The Company’s First Lien Term Loan matures on February 3, 2024. Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain fixed assets of the Company and on a junior basis by certain liquid assets of the Company.
On April 30, 2021, the Company used $100.0 million of cash and cash equivalents to pay $100.0 million of the principal amount outstanding on the First Lien Term Loan. In connection with the payment, the Company expensed $0.7 million of previously capitalized debt issuance costs and original issue discount.
There was $701.9 million outstanding on the First Lien Term Loan at April 30, 2022, January 29, 2022 and May 1, 2021. Interest rates for the First Lien Term Loan were 2.52%, 2.11% and 2.11% at April 30, 2022, January 29, 2022 and May 1, 2021, respectively.
5. Commitments and Contingencies
The Company is involved in various legal proceedings that are typical of a retail business. In accordance with applicable accounting guidance, an accrual will be established for legal proceedings if and when those matters present loss contingencies that are both probable and estimable. The Company does not believe the resolution of any current proceedings will result in a material loss to the condensed consolidated financial statements.
6. Stock Incentive Plans
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
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan or 2012 Director Plan. As of April 30, 2022, there were 5,310,185 shares available for future issuance under the 2018 Plan.
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

The following table summarizes the Company’s stock award activity during the thirteen weeks ended April 30, 2022 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 29, 2022	2,282	$19.68	1,053	$34.36	26	$46.82	674	$39.76
Granted	—	—	291	67.63	—	—	181	67.63
Forfeited/canceled	—	—	(7)	38.21	—	—	—	—
Exercised/vested	(207)	11.16	(518)	30.55	—	—	—	—
Outstanding, April 30, 2022	2,075	$20.53	819	$48.55	26	$46.82	855	$45.67
Stock-based compensation expense was $9.1 million and $27.3 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. Stock-based compensation expense in the thirteen weeks ended May 1, 2021 included $17.5 million of stock-based compensation related to the modification of stock awards associated with the passing of a former executive.
On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the BJ’s Wholesale Club Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"), which became effective July 1, 2018. The aggregate number of shares of common stock that were to be reserved for issuance under the ESPP was to be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors. The offering under the ESPP commenced on January 1, 2019. The amount of expense recognized for the thirteen weeks ended April 30, 2022 and May 1, 2021 was $0.2 million and $0.1 million, respectively. As of April 30, 2022, there were 2,128,365 shares available for issuance under the ESPP.
7. Treasury Shares and Share Repurchase Program
Treasury Shares Acquired on Restricted Stock Awards
The Company acquired 229,900 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended April 30, 2022, which were recorded as $15.5 million of treasury stock. The Company acquired 226,404 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended May 1, 2021, which were recorded as $10.0 million of treasury stock.
Share Repurchase Program
On November 16, 2021, the Company's board of directors approved a share repurchase program (the "2021 Repurchase Program"), effective immediately, that allows the Company to repurchase up to $500.0 million of its outstanding common stock from time to time as market conditions warrant. The 2021 Repurchase Program expires in January 2025. The Company initiated the 2021 Repurchase Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value.
The Company repurchased 570,506 shares for $35.8 million during the thirteen weeks ended April 30, 2022. As of April 30, 2022, $435.4 million remained available to purchase under the 2021 Repurchase Program.
8. Income Taxes
The effective income tax rate is based on estimated income from continuing operations for the fiscal year, as well as discrete adjustments, if any, in the applicable quarterly periods. The Company projects the estimated annual effective tax rate for fiscal year 2022 to be 27.2%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.
The Company’s effective income tax rate from continuing operations was 21.1% and 23.7% for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. The decrease in the effective tax rate for the thirteen weeks ended April 30, 2022 compared to the thirteen weeks ended May 1, 2021 is due primarily to higher excess tax benefits from stock-based compensation in the current year period.
The Company is subject to taxation in the U.S. federal and various state taxing jurisdictions. The Company’s tax years from 2017 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities.
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
Financial Assets and Liabilities
The gross carrying amount and fair value of the Company’s debt at April 30, 2022 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$701,920	$701,323
ABL Facility	130,000	130,000
Total Debt	$831,920	$831,323
The gross carrying amount and fair value of the Company’s debt at January 29, 2022 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$701,920	$702,053
ABL Facility	50,000	50,000
Total Debt	$751,920	$752,053
The gross carrying amount and fair value of the Company’s debt at May 1, 2021 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$701,920	$701,042
ABL Facility	260,000	260,000
Total Debt	$961,920	$961,042

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
10. Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for the thirteen weeks ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Weighted-average shares of common stock outstanding, used for basic computation	134,244,223	135,708,783
Plus: Incremental shares of potentially dilutive securities	2,457,738	2,953,181
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	136,701,961	138,661,964
The table below summarizes restricted shares that were excluded from the computation of diluted earnings for the thirteen weeks ended April 30, 2022 and May 1, 2021, as their inclusion would have been anti-dilutive:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Restricted shares	95,627	112,759
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
On April 30, 2021, the Company used $150.0 million of its cash and cash equivalents to pay $100.0 million of the principal amount outstanding on the First Lien Term Loan and $50.0 million of the outstanding amounts on the ABL Facility. The Company accelerated the release of unrealized losses into earnings on the ineffective interest rate swap agreements and released $4.7 million recorded in other comprehensive income to interest expense, net of tax.
On July 30, 2021, the Company used $210.0 million of its cash and cash equivalents to pay $210.0 million of the principal amount outstanding on the ABL Facility. The Company accelerated the release of unrealized losses into earnings on the ineffective interest rate swap agreements and released $3.5 million recorded in other comprehensive income to interest expense, net of tax.
The interest rate swaps expired in February 2022. There was no liability recorded as of April 30, 2022 and $2.2 million and $20.2 million recorded at January 29, 2022 and May 1, 2021, respectively. The net of tax amount for the effective and ineffective interest rate swaps were recorded in other comprehensive income and interest expense, respectively.
There were gains of $0.8 million and $4.4 million recorded in other comprehensive income for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. The ineffective portion of gains of $0.3 million and $1.8 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively, were recorded in interest expense.

The fair values of derivative instruments included on the condensed consolidated balance sheets are as follows (in thousands):

				Fair Value at
Accounting for Cash Flow Hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	April 30, 2022	January 29, 2022	May 1, 2021
Interest rate swap	$600,000	3.00%	Other current liabilities	$—	$(1,540)	$(14,453)
Interest rate swap	360,000	3.00%	Other current liabilities	—	—	—
Interest rate swap	240,000	3.00%	Other current liabilities	—	(616)	(5,777)
Net carrying amount	$1,200,000		Total liabilities	$—	$(2,156)	$(20,230)

12. Subsequent Event

On May 2, 2022, the Company completed its acquisition of the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics, LLC to bring its end-to-end supply chain in-house.

The total consideration paid by the Company in connection with the acquisition was approximately $377 million, inclusive of approximately $90 million of inventory and other working capital adjustments, subject to certain customary post-closing adjustments and excluding transaction costs. The Company recorded transaction costs related to the acquisition of $7.9 million during the three months ended April 30, 2022. These costs are included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

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
•    our ability to implement our growth strategy by opening new clubs and gasoline stations; and
•    the other risk factors identified in our filings with the Securities and Exchange Commission, including in particular those set forth under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the "Annual Report on Form 10-K for the fiscal year 2021") and this Quarterly Report on Form 10-Q.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to promote understanding of the results of operations and financial condition of the Company and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year 2021. The following discussion may contain forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled "Forward-Looking Statements" and in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year 2021.
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2022" relate to the 52 weeks ending January 28, 2023, and references herein to "fiscal year 2021" relate to the 52 weeks ended January 29, 2022. The first quarter of fiscal year 2022 ended on April 30, 2022, and the first quarter of fiscal year 2021 ended on May 1, 2021, and both include thirteen weeks.
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

Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 229  warehouse clubs spanning 17 states. Two of these clubs opened after April 30, 2022. In our core New England markets, which have high population density and generate a disproportionate part of U.S. gross domestic product, we operate almost three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, www.bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club ("BOPIC") service, curbside delivery, same day home delivery or traditional ship-to-home service, as well as through the DoorDash marketplace where members receive preferential pricing by linking their membership. We also launched Same-Day Select in the first quarter of fiscal year 2022, which offers BJ’s members the ability to pay a one-time fee for either unlimited or twelve same-day grocery deliveries over a one-year period.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. As of the end of the first quarter of fiscal year 2022, we had approximately 6.5 million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, services and gasoline. The annual membership fee for our Inner Circle® membership is $55 and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times the price of their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented over $3.0 billion in annual sales for fiscal year 2021 and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $371.2 million for the trailing twelve-months ended April 30, 2022.
On May 2, 2022, we closed the previously announced acquisition of the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics, which brings our end-to-end perishable supply chain in-house.
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

Impact of the COVID-19 Pandemic
As the impact of the COVID-19 pandemic has evolved, we have continued to experience sales at a higher rate as compared to the comparable pre-pandemic period, although the demand has moderated for certain products. However, we have continued to face several operational challenges directly or indirectly related to the pandemic, including supply chain constraints, inflation, and wage inflation. The COVID-19 pandemic is unprecedented and demand may continue to change in the future if consumer purchasing behavior changes as the COVID-19 pandemic continues to evolve, and the long-term impacts to our financial condition and results of operations are still uncertain.
The COVID-19 pandemic may impact many of the factors discussed in this section, including, among others, overall economic trends, consumer preferences and demand, product mix, quarterly fluctuations, sourcing and labor shortages, which in turn could adversely affect our business, financial condition and results of operations.
Factors Affecting Our Business

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

Inflation and deflation trends

Our financial results can be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, which could lead to a reduction in our sales or units sold, as well as greater margin pressure, as increased costs for goods may not always be able to be passed on to consumers. We continue to see increased commodity prices and general inflation, which have impacted several categories of our business. Events such as the COVID-19 pandemic have resulted in market disruptions, supply chain disruptions and inflationary pressures. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.

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

Size and loyalty of membership base

The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for the past two decades and the quality of our membership mix continues to improve as evidenced by higher tier penetration growth in the first quarter of fiscal year 2022. Our membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 89% at the end of fiscal year 2021.

Effective sourcing and distribution of products and consumer demands

Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. Recently, we have experienced challenges related to the global supply chain, which we expect to continue for the foreseeable future. Further, our ability to maintain our appeal to existing customers and attract new customers primarily depends on our ability to originate, develop and offer a compelling product assortment responsive to customer preferences. As a result, our level of net sales could be adversely affected due to continuing constraints in our supply chain, including our inability to procure and stock sufficient quantities of some merchandise in a manner that is able to match market demand from our customers.

Infrastructure investment

Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that strengthening our management team, expanding our club footprint, bringing our end-to-end supply chain in-house by acquiring the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics, LLC, and enhancing our information systems, including our distribution center management system, and investing in hardware and digitally enabled shopping capabilities for convenience, such as BOPIC, curbside pickup, and same day home delivery will enable us to replicate our profitable club format and provide a differentiated shopping experience. We expect these infrastructure investments to support our successful operating model across our club operations.
Non-GAAP Financial Measures
The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance GAAP. In addition to relevant GAAP measures we also provide non-GAAP measures, including adjusted EBITDA, comparable club sales, free cash flow, adjusted net income and adjusted net income per diluted share because management believes these metrics are useful to investors and analysts by excluding items that we do not believe are indicative of our core operating performance. These measures are customary for our industry and commonly used by competitors. These non-GAAP financial measures should not be reviewed in isolation or considered as an alternative to any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, adjusted EBITDA, comparable club sales, free cash flow, adjusted net income and adjusted net income per diluted share may not be comparable to similarly titled measures used by other companies in our industry or across different industries.
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

The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
(in thousands)
Income from continuing operations	$112,457	$81,586
Interest expense, net	7,841	19,285
Provision for income taxes	30,019	25,383
Depreciation and amortization	47,109	44,386
Stock-based compensation expense	9,115	27,300
Pre-opening expenses (a)	4,900	561
Non-cash rent (b)	846	1,417
Acquisition and integration costs (c)	7,879	—
Severance (d)	—	2,300
Other adjustments (e)	635	192
Adjusted EBITDA	$220,801	$202,410
Adjusted EBITDA as a percentage of net sales	5.0%	5.4%
(a)Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.
(b)Represents an adjustment to remove the non-cash portion of rent expense.
(c)Represents costs related to the acquisition and integration of assets from Burris Logistics, including due diligence, legal, and other consulting expenses.
(d)Represents severance charges associated with labor reductions that resulted from the realignment of our field operations.
(e)Other non-cash items, including non-cash accretion on asset retirement obligations, obligations associated with our post-retirement medical plan and incremental rent expense as the Company transitions from the current home office to a new home office building in fiscal year 2022.
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

The following is a reconciliation of our net cash provided by operating activities to free cash flow for the periods presented:

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
Net cash provided by operating activities	$44,308	$248,965
Less: Additions to property and equipment, net of disposals	90,533	74,690
Plus: Proceeds from sale leaseback transactions	—	16,630
Free cash flow	$(46,225)	$190,905
Free cash flow declined year-over-year as a result of cash outflows for higher working capital, specifically inventory as we pulled forward purchases in response to the challenging supply chain and inflationary pressures, in addition to the timing of capital expenditures as we continue to expand our footprint.
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

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
Net income as reported	$112,450	$81,579
Adjustments:
Stock-based compensation related to acceleration of stock awards (a)	—	17,494
Acquisition and integration costs (b)	7,879	—
Incremental home office expense (c)	599	—
(Gain) loss on cash flow hedge (d)	(165)	4,709
Charges related to debt payments (e)	—	657
Severance (f)	—	2,300
Tax impact of adjustments to net income (g)	(2,337)	(7,045)
Adjusted net income	$118,426	$99,694
(a)Represents accelerated vesting of equity awards, which were related to the passing of a former executive.
(b)Represents costs related to the acquisition and integration of assets from Burris Logistics, including due diligence, legal, and other consulting expenses.
(c)Represents incremental rent expense as the Company transitions from the current home office to a new home office building in fiscal year 2022.
(d)Represents the reclassification into earnings of accumulated other comprehensive income associated with the de-designation of hedge accounting.
(e)Represents the expensing of fees and deferred fees and original issue discount associated with the partial prepayment of debt.
(f)Represents severance charges associated with labor reductions that resulted from the realignment of our field operations.
(g)Represents the tax effect of the above adjustments at a statutory tax rate of approximately 28%.
(h)Adjusted net income per diluted share is measured using weighted average diluted shares outstanding.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended
(dollars in thousands)	April 30, 2022	May 1, 2021
Net sales	$4,399,810	$3,781,834
Membership fee income	96,625	86,388
Total revenues	4,496,435	3,868,222
Cost of sales	3,705,838	3,141,497
Selling, general and administrative expenses	635,380	599,910
Pre-opening expenses	4,900	561
Operating income	150,317	126,254
Interest expense, net	7,841	19,285
Income from continuing operations before income taxes	142,476	106,969
Provision for income taxes	30,019	25,383
Income from continuing operations	112,457	81,586
Loss from discontinued operations, net of income taxes	(7)	(7)
Net income	$112,450	$81,579
Operational Data:
Total clubs at end of period	227	221
Comparable club sales	14.4%	0.3%
Merchandise comparable club sales	4.1%	(5.0)%
Adjusted EBITDA	$220,801	$202,410
Free cash flow	(46,225)	190,905

Thirteen Weeks Ended April 30, 2022 (First Quarter of Fiscal Year 2022) Compared to Thirteen Weeks Ended May 1, 2021 (First Quarter of Fiscal Year 2021)
Net Sales
Net sales are derived from direct retail sales to customers in our clubs and online, net of merchandise returns and discounts. Growth in net sales is impacted by opening new clubs and increases in comparable club sales. Net sales for the first quarter of fiscal year 2022 were $4,399.8 million, a 16.3% increase from net sales reported for the first quarter of fiscal year 2021 of $3,781.8 million. The increase was due primarily to a 14.4% increase in comparable club sales.
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

Thirteen Weeks Ended
April 30, 2022
Comparable club sales	14.4%
Less: contribution from gasoline sales	10.3%
Merchandise comparable club sales	4.1%

Merchandise comparable club sales increased by 4.1% in the first quarter of fiscal year 2022 driven by an increase in sales of groceries of 7.0% offset by a decrease in sales of general merchandise and services of approximately 10.3%. In grocery, sales increased as demand for beverages, candy, active nutrition, fresh meat, dairy and bakery categories increased compared to the first quarter of fiscal year 2021. General merchandise realized headwinds in consumer electronics and seasonal categories as discretionary spend normalized and the Northeast markets experienced unseasonable weather.
Membership fee income

We continue to see growth in the size and quality of our membership base. Membership fee income was $96.6 million in the first quarter of fiscal year 2022 compared to $86.4 million in the first quarter of fiscal year 2021, an 11.9% increase. The increase was primarily driven by membership renewals, new members and increased penetration of higher-tier membership levels, evidencing the strength of our membership quality.
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

Cost of sales was $3,705.8 million, or 84.2% of net sales, in the first quarter of fiscal year 2022 compared to $3,141.5 million, or 83.1% of net sales, in the first quarter of fiscal year 2021. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, decreased 30 basis points over the first quarter of fiscal year 2021. Merchandise margins were impacted by increased freight costs and tactical investments in inflationary categories.
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

SG&A increased by 5.9% to $635.4 million in the first quarter of fiscal year 2022 from $599.9 million in the first quarter of fiscal year 2021. The year-over-year increase in SG&A was primarily driven by increased labor costs as a result of last year’s wage investments, occupancy costs as a result of new club openings, and acquisition and integration expenses related to the acquisition of assets from Burris Logistics, which closed on May 2, 2022.
Pre-opening expenses

Pre-opening expenses include startup costs for new clubs and expenses will vary based on the number of new club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $4.9 million in the first quarter of fiscal year 2022 compared to $0.6 million in the first quarter of fiscal year 2021. Pre-opening expenses increased due to timing of spend for club and gas station openings year-over-year.
Interest expense
Interest expense was $7.8 million in the first quarter of fiscal year 2022 compared to $19.3 million in the first quarter of fiscal year 2021. The decrease is due to lower debt balances outstanding.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 21.1% and 23.7% for the first quarter of fiscal year 2022 and first quarter of fiscal year 2021, respectively. The decrease in the effective tax rate for the first quarter of fiscal year 2022, compared to the first quarter of fiscal year 2021 is due primarily to higher excess tax benefits from stock-based compensation in the current year period.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Facility. As of April 30, 2022, cash and cash equivalents totaled $38.0 million and we had $859.1 million of unused capacity under our ABL Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures; fund share repurchases and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Facility, will be sufficient to finance our operations for at least the next twelve months.

In the first quarter of fiscal year 2022, we used $35.8 million of available cash to repurchase 570,506 shares under the 2021 Repurchase Program. Subsequent to April 30, 2022, we closed the previously announced acquisition of assets from Burris Logistics, which was funded with a combination of available cash and borrowings under our ABL Facility.

We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.

Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
(in thousands)
Net cash provided by operating activities	$44,308	$248,965
Net cash used in investing activities	(90,533)	(58,060)
Net cash provided by (used in) financing activities	38,741	(171,469)
Net increase (decrease) in cash and cash equivalents	$(7,484)	$19,436

Net Cash from Operating Activities
Net cash provided by operating activities was $44.3 million for the first quarter of fiscal year 2022 compared to $249.0 million for the first quarter of fiscal year 2021. The decrease in operating cash flow was primarily due to cash outflows for inventory purchases related to merchandise rebuilding and higher procurement costs as well as changes to incentive compensation and other accruals compared to the prior year.
Net Cash from Investing Activities
Cash used for capital expenditures was $90.5 million for the first quarter of fiscal year 2022, compared to $58.1 million for the first quarter of fiscal year 2021. The increase is primarily due to the timing, volume and cost of property, plant and equipment additions as we continue to expand our footprint.
Net Cash from Financing Activities
Net cash provided by financing activities for the first quarter of fiscal year 2022 was $38.7 million compared to net cash used in financing activities of $171.5 million for the first quarter of fiscal year 2021. The change is due primarily to the draw down of debt on the ABL Facility, offset by higher share repurchases in the first quarter of fiscal year 2022 as compared to debt payments and lower share repurchases in the first quarter of fiscal year 2021.
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
At April 30, 2022, there was $130.0 million outstanding in loans under the ABL Facility and $10.9 million in outstanding letters of credit. The interest rate on the revolving credit facility was 1.89%, the interest rate on the term loan was 2.45%, and unused capacity was $859.1 million.
At April 30, 2022, the interest rate for the First Lien Term Loan was 2.52% and there was $701.9 million outstanding. See Note 4, "Debt and Credit Arrangements" of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Material Cash Commitments
Our material cash commitments consist primarily of debt obligations, interest payments, leases and purchase orders for merchandise inventory. These material cash commitments impact our short-term and long-term liquidity and capital needs. As of April 30, 2022, other than those items related to the ordinary course of operations of our business such as inventory purchases, new leases and lease amendments, there were no material changes to our material cash commitments from those described in our Annual Report on Form 10-K for the fiscal year 2021.

Critical Accounting Policies and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year 2021.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements since those disclosed in our Annual Report on Form 10-K for the fiscal year 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to changes in market interest rates and these changes in rates will impact our net interest expense and our cash flow from operations. Substantially all of our borrowings carry variable interest rates. There have been no material changes in our market risk from the disclosure included in Part II. "Item 7A. Quantitative and Qualitative Disclosures of Market Risk" in the Annual Report on Form 10-K for the fiscal year 2021.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2022.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15 or 15d-15 of the Exchange Act during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the first quarter of fiscal year 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 30, 2022 to February 26, 2022	203,985	$62.58	203,400	$458,477,484
February 27, 2022 to April 2, 2022	546,321	$62.38	317,006	$438,817,275
April 3, 2022 to April 30, 2022	50,100	$68.58	50,100	$435,394,960
Total	800,406	$64.13	570,506
(a)Includes 585 shares of common stock for the period January 30, 2022 to February 26, 2022 and 229,315 shares of common stock for the period February 27, 2022 to April 2, 2022 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 7 "Treasury Shares and Share Repurchase Programs" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report.
(b)On November 16, 2021, the Company's board of directors approved a new share repurchase program (the "2021 Repurchase Program"), effective immediately, that allows the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expires in January 2025.
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: May 27, 2022	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)