Form 10-Q
period 2022-07-30
BJ's Wholesale Club Holdings, Inc.
filed 2022-08-26
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-38559
_______________________________
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_______________________________

Delaware	45-2936287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Campus Drive
Marlborough, Massachusetts	01752
(Address of principal executive offices)	(Zip Code)
(774) 512-7400
(Registrant’s telephone number, including area code)
25 Research Drive
Westborough, Massachusetts 01581
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 17, 2022, the registrant had 135,068,956 shares of common stock, $0.01 par value per share, outstanding.

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
•    "ABL Facility" means the Company’s senior secured asset based revolving credit and term facility that was terminated on July 28, 2022;
•"ABL Revolving Facility" means the Company's revolving credit facility entered into on July 28, 2022;
•"ABL Revolving Commitment" means the aggregate committed amount of $1.2 billion under the ABL Revolving Facility
•    "First Lien Term Loan" means the Company’s senior secured first lien term loan facility;
•    "fiscal year 2021" means the 52 weeks ended January 29, 2022;
•    "fiscal year 2022" means the 52 weeks ending January 28, 2023;
•    "GAAP" means generally accepted accounting principles in the United States of America;
•    "ESPP" means the Company's Employee Stock Purchase Plan; and
•    "the Acquisition" means the Company's acquisition of the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics, LLC on May 2, 2022.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	July 30, 2022	January 29, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$163,681	$45,436	$42,414
Accounts receivable, net	204,495	173,951	169,135
Merchandise inventories	1,376,526	1,242,935	1,033,555
Prepaid expenses and other current assets	57,844	54,734	46,446
Total current assets	1,802,546	1,517,056	1,291,550
Operating lease right-of-use assets, net	2,192,548	2,131,986	2,138,690
Property and equipment, net	1,232,103	942,331	841,521
Goodwill	1,008,816	924,134	924,134
Intangibles, net	120,123	124,640	129,881
Deferred income taxes	4,525	5,507	2,973
Other assets	26,583	23,240	18,850
Total assets	$6,387,244	$5,668,894	$5,347,599
LIABILITIES
Current liabilities:
Short-term debt	$350,000	$—	$—
Current portion of operating lease liabilities	171,568	141,453	134,421
Accounts payable	1,243,286	1,112,783	1,029,726
Accrued expenses and other current liabilities	719,291	748,245	675,049
Total current liabilities	2,484,145	2,002,481	1,839,196
Long-term operating lease liabilities	2,118,467	2,059,760	2,069,148
Long-term debt	699,406	748,568	747,730
Deferred income taxes	64,354	52,850	41,635
Other non-current liabilities	167,281	157,127	161,538
Commitments and contingencies (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 146,157 shares issued and 135,052 outstanding at July 30, 2022; 145,451 shares issued and 135,506 outstanding at January 29, 2022; and 144,300 shares issued and 136,347 outstanding at July 31, 2021	1,461	1,454	1,443
Additional paid-in capital	928,548	902,704	867,792
Accumulated earnings (deficit)	384,770	131,313	(102,772)
Accumulated other comprehensive income (loss)	2,010	1,305	(6,225)
Treasury stock, at cost, 11,105 shares at July 30, 2022; 9,945 shares at January 29, 2022; and 7,953 shares at July 31, 2021	(463,198)	(388,668)	(271,886)
Total stockholders’ equity	853,591	648,108	488,352
Total liabilities and stockholders’ equity	$6,387,244	$5,668,894	$5,347,599
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	July 30, 2022	July 31, 2021
Net sales	$5,005,030	$4,088,402
Membership fee income	98,786	88,753
Total revenues	5,103,816	4,177,155
Cost of sales	4,243,769	3,413,625
Selling, general and administrative expenses	651,236	598,113
Pre-opening expenses	5,901	1,633
Operating income	202,910	163,784
Interest expense, net	10,874	16,428
Income from continuing operations before income taxes	192,036	147,356
Provision for income taxes	51,022	36,359
Income from continuing operations	141,014	110,997
Loss from discontinued operations, net of income taxes	(7)	(9)
Net income	$141,007	$110,988
Income per share attributable to common stockholders—basic:
Income from continuing operations	$1.05	$0.82
Loss from discontinued operations	—	—
Net income	$1.05	$0.82
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$1.03	$0.80
Loss from discontinued operations	—	—
Net income	$1.03	$0.80
Weighted average shares of common stock outstanding:
Basic	134,341	135,521
Diluted	136,567	138,197
Other comprehensive income:
Amounts released from other comprehensive income, net of tax	$—	$3,511
Unrealized gain on cash flow hedge, net of income tax provision of $1,143, at July 31, 2021	—	2,940
Total other comprehensive income	—	6,451
Total comprehensive income	$141,007	$117,439
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Net sales	$9,404,840	$7,870,236
Membership fee income	195,411	175,141
Total revenues	9,600,251	8,045,377
Cost of sales	7,949,043	6,555,122
Selling, general and administrative expenses	1,287,180	1,198,023
Pre-opening expenses	10,801	2,194
Operating income	353,227	290,038
Interest expense, net	18,715	35,713
Income from continuing operations before income taxes	334,512	254,325
Provision for income taxes	81,041	61,742
Income from continuing operations	253,471	192,583
Loss from discontinued operations, net of income taxes	(14)	(16)
Net income	$253,457	$192,567
Income per share attributable to common stockholders—basic:
Income from continuing operations	$1.89	$1.42
Loss from discontinued operations	—	—
Net income	$1.89	$1.42
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$1.86	$1.39
Loss from discontinued operations	(0.01)	—
Net income	$1.85	$1.39
Weighted average shares of common stock outstanding:
Basic	134,293	135,615
Diluted	136,635	138,430
Other comprehensive income:
Amounts released from other comprehensive income, net of tax	$117	$8,176
Unrealized gain on cash flow hedge, net of income tax provision of $229 and $2,383, respectively	588	6,127
Total other comprehensive income	705	14,303
Total comprehensive income	$254,162	$206,870
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 29, 2022	145,451	$1,454	$902,704	$131,313	$1,305	(9,945)	$(388,668)	$648,108
Net income	—	—	—	112,450	—	—	—	112,450
Amounts released from other comprehensive income, net of tax	—	—	—	—	117	—	—	117
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	588	—	—	588
Common stock issued under stock incentive plans	490	5	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	9,115	—	—	—	—	9,115
Net cash received from option exercises	—	—	2,306	—	—	—	—	2,306
Treasury stock purchases	—	—	—	—	—	(801)	(51,342)	(51,342)
Balance, April 30, 2022	145,941	1,459	914,120	243,763	2,010	(10,746)	(440,010)	721,342
Net income	—	—	—	141,007	—	—	—	141,007
Common stock issued under stock incentive plans	172	2	(2)	—	—	—	—	—
Common stock issued under ESPP	44	—	2,331	—	—	—	—	2,331
Stock-based compensation expense	—	—	9,387	—	—	—	—	9,387
Net cash received from option exercises	—	—	2,712	—	—	—	—	2,712
Treasury stock purchases	—	—	—	—	—	(359)	(23,188)	(23,188)
Balance, July 30, 2022	146,157	$1,461	$928,548	$384,770	$2,010	(11,105)	$(463,198)	$853,591
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 30, 2021	143,428	$1,434	$826,377	$(295,339)	$(20,528)	(6,236)	$(192,617)	$319,327
Net income	—	—	—	81,579	—	—	—	81,579
Amounts released from other comprehensive income, net of tax	—	—	—	—	4,665	—	—	4,665
Unrealized loss on cash flow, net of tax	—	—	—	—	3,187	—	—	3,187
Common stock issued under stock incentive plans	590	6	(6)	—	—	—	—	—
Stock-based compensation expense	—	—	27,300	—	—	—	—	27,300
Net cash received from option exercises	—	—	1,497	—	—	—	—	1,497
Treasury stock purchases	—	—	—	—	—	(542)	(24,031)	(24,031)
Balance, May 1, 2021	144,018	1,440	855,168	(213,760)	(12,676)	(6,778)	(216,648)	413,524
Net income	—	—	—	110,988	—	—	—	110,988
Amounts released from other comprehensive income, net of tax	—	—	—	—	3,511	—	—	3,511
Unrealized loss on cash flow, net of tax	—	—	—	—	2,940	—	—	2,940
Common stock issued under stock incentive plans	223	2	(2)	—	—	—	—	—
Common stock issued under ESPP	59	1	1,876	—	—	—	—	1,877
Stock-based compensation expense	—	—	7,334	—	—	—	—	7,334
Net cash received from option exercises	—	—	3,416	—	—	—	—	3,416
Treasury stock purchases	—	—	—	—	—	(1,175)	(55,238)	(55,238)
Balance, July 31, 2021	144,300	$1,443	$867,792	$(102,772)	$(6,225)	(7,953)	$(271,886)	$488,352
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$253,457	$192,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,093	89,834
Amortization of debt issuance costs and accretion of original issue discount	1,663	1,724
Debt extinguishment charges	389	657
Stock-based compensation expense	18,502	34,634
Deferred income tax provision (benefit)	12,212	(6,260)
Changes in operating leases and other non-cash items	32,067	3,187
Increase (decrease) in cash due to changes in:
Accounts receivable	(29,605)	3,584
Merchandise inventories	(45,519)	172,140
Prepaid expenses and other current assets	1,097	(1,665)
Other assets	(1,858)	790
Accounts payable	130,503	41,652
Accrued expenses and other current liabilities	(31,019)	26,049
Other non-current liabilities	4,070	420
Net cash provided by operating activities	443,052	559,313
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(191,534)	(147,808)
Proceeds from sale leaseback transactions	2,674	19,080
Acquisitions	(376,521)	—
Net cash used in investing activities	(565,381)	(128,728)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(50,000)	—
Payments on First Lien Term Loan	—	(100,000)
Proceeds from revolving lines of credit	905,000	—
Payments on revolving lines of credit	(555,000)	(260,000)
Debt issuance costs paid	(2,701)	—
Net cash received from stock option exercises	5,018	4,913
Net cash received from Employee Stock Purchase Plan (ESPP)	2,331	1,877
Treasury stock purchases	(74,530)	(79,269)
Proceeds from financing obligations	13,083	1,333
Other financing activities	(2,627)	(543)
Net cash provided by (used in) financing activities	240,574	(431,689)
Net increase (decrease) in cash and cash equivalents	118,245	(1,104)
Cash and cash equivalents at beginning of period	45,436	43,518
Cash and cash equivalents at end of period	$163,681	$42,414
Supplemental cash flow information:
Interest paid	$15,689	$23,348
Income taxes paid	81,512	62,844
Non-cash financing and investing activities:
Lease liabilities arising from obtaining right-of-use assets	181,411	160,452
Property additions included in accrued expenses	19,489	18,044
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries is a leading warehouse club operator concentrated primarily on the east coast of the United States. As of July 30, 2022, the Company operated 229 warehouse clubs and 160 gas stations in 17 states.
The Company follows and reports based on the National Retail Federation’s fiscal calendar. The thirteen week periods ended July 30, 2022 and July 31, 2021 are referred to herein as the "second quarter of fiscal year 2022" and the "second quarter of fiscal year 2021," respectively.
Events and global business conditions such as inflation, the ongoing coronavirus (“COVID-19”) pandemic and the war in Ukraine have resulted in certain impacts to the global economy, including market disruptions and supply chain challenges. During the second quarter of fiscal year 2022 we continued to experience elevated supply chain costs, including increased commodity prices, logistics, and procurement costs. We expect these market disruptions and inflationary pressures to continue throughout 2022.

On May 2, 2022, the Company closed the previously announced acquisition of the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics, LLC. The Company financed the purchase price with a combination of available cash and borrowings under the ABL Facility. See Note 12, "Acquisitions" of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim financial statements of BJ’s Wholesale Club Holdings, Inc. are unaudited and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial statements in accordance with GAAP.
The condensed consolidated balance sheet as of January 29, 2022 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the second quarter of fiscal year 2022 are not necessarily indicative of future results or results to be expected for fiscal year 2022. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
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

	Thirteen Weeks Ended
	July 30, 2022	July 31, 2021
Point of sale transactions, excluding sales tax, as a percent of net sales	92%	93%
Point of sale transactions, excluding sales tax, as a percent of total revenues	90%	91%

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Point of sale transactions, excluding sales tax, as a percent of net sales	92%	93%
Point of sale transactions, excluding sales tax, as a percent of total revenues	90%	91%
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
Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or on the Company’s website or app. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $40.0 million at July 30, 2022, $30.3 million at January 29, 2022 and $25.8 million at July 31, 2021.
Royalty revenue received in connection with the My BJ’s Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company’s total deferred royalty revenue related to the outstanding My BJ’s Perks Rewards was $28.5 million, $17.8 million and $18.8 million at July 30, 2022, January 29, 2022 and July 31, 2021, respectively. The timing of revenue recognition is driven by actual customer activities, such as redemptions and expirations. As of July 30, 2022, the Company expects to recognize $26.6 million by the end of fiscal year 2022 and expects the remainder to be recognized in the periods thereafter.
Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and app and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. As the Company has the obligation to provide access to its clubs, website, app and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $185.4 million, $174.9 million and $169.3 million at July 30, 2022, January 29, 2022 and July 31, 2021, respectively.
Gift Card Program—The Company sells BJ’s gift cards in both physical and digital format, which allows customers to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized in proportion to its rate of gift card redemptions as the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. The Company also recognizes breakage in proportion to its rate of gift card redemptions. Deferred revenue related to gift cards was $11.9 million, $11.8 million and $9.7 million at July 30, 2022, January 29, 2022 and July 31, 2021, respectively. The Company recognized $12.7 million and $9.6 million of revenue from gift card redemptions in the second quarter of fiscal year 2022 and second quarter of fiscal year 2021, respectively. The Company recognized $23.2 million and $18.4 million of revenue from gift card redemptions in the twenty-six weeks ended July 30, 2022 and July 31, 2021 respectively.

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
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Thirteen Weeks Ended
	July 30, 2022	July 31, 2021
Grocery	64%	70%
General Merchandise and Services	12%	15%
Gasoline and Other	24%	15%

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Grocery	65%	71%
General Merchandise and Services	12%	15%
Gasoline and Other	23%	14%
4. Debt and Credit Arrangements
The following table summarizes the Company’s debt (in thousands):

	July 30, 2022	January 29, 2022	July 31, 2021
ABL Revolving Facility	$350,000	$—	$—
ABL Facility	—	50,000	50,000
First Lien Term Loan	701,920	701,920	701,920
Unamortized debt discount and debt issuance cost	(2,514)	(3,352)	(4,190)
Less: current portion	(350,000)	—	—
Long-term debt	$699,406	$748,568	$747,730
ABL Revolving Facility
On July 28, 2022, the Company entered into the ABL Revolving Facility with an ABL Revolving Commitment of $1.2 billion pursuant to that certain credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent and collateral agent, and the other lenders party thereto. The maturity date of the ABL Revolving Facility is July 28, 2027. As part of this transaction, the Company extinguished the ABL Facility.
Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL Revolving Commitment and a borrowing base based on the value of certain inventory, accounts and credit card receivables, subject to specified advance rebates and reserves as set forth in the Credit Agreement. Indebtedness under the ABL Revolving Facility is secured by substantially all of the assets (other than real estate) of the Company and its subsidiaries, subject to customary exceptions. As amended, interest on the ABL Revolving Facility is calculated either at the Secured Overnight Financing Rate ("SOFR") plus a range of 100 to 125 basis points or a base rate plus 0 to 25 basis points, based on excess availability. The Company will also pay an unused commitment fee of 0.20% per annum on the unused ABL Revolving Commitment. Each borrowing is for a period of one, three, or six months, as selected by the Company, or for such other period that is twelve months or less requested by the Company and consented to by the lenders and administrative agent.
The ABL Revolving Facility places certain restrictions upon the Borrower’s, and its restricted subsidiaries’, ability to, among other things, incur additional indebtedness, pay dividends and make certain loans, investments and divestitures. The ABL Revolving Facility contains customary events of default (including payment defaults, cross-defaults to certain of our other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Revolving Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Revolving Facility.
At July 30, 2022, there were $350.0 million outstanding in loans under the ABL Revolving Facility and $12.9 million in outstanding letters of credit. The interest rate on the revolving credit facility was 3.42% and unused capacity was $576.7 million.
ABL Facility - Former Credit Agreement
The ABL Revolving Facility replaced the ABL Facility, which comprised of $950.0 million revolving credit facility and a $50.0 million term loan.
Interest on the ABL Facility was calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan was calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability.
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
First Lien Term Loan
The Company’s First Lien Term Loan matures on February 3, 2024. Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. The First Lien Term Loan is subject to certain affirmative and negative covenants, but no financial covenants. It is secured on a senior basis by certain fixed assets of the Company and on a junior basis by certain liquid assets of the Company.
On April 30, 2021, the Company used $100.0 million of cash and cash equivalents to pay $100.0 million of the principal amount outstanding on the First Lien Term Loan. In connection with the payment, the Company expensed $0.7 million of previously capitalized debt issuance costs and original issue discount.
There was $701.9 million outstanding on the First Lien Term Loan at July 30, 2022, January 29, 2022 and July 31, 2021. Interest rates for the First Lien Term Loan were 3.96%, 2.11% and 2.10% at July 30, 2022, January 29, 2022 and July 31, 2021, respectively.
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

The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan or 2012 Director Plan. As of July 30, 2022, there were 5,295,613 shares available for future issuance under the 2018 Plan.
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
The following table summarizes the Company’s stock award activity during the twenty-six weeks ended July 30, 2022 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 29, 2022	2,282	$19.68	1,053	$34.36	26	$46.82	674	$39.76
Granted	—	—	304	67.39	24	58.61	183	67.54
Forfeited/canceled	(3)	25.07	(20)	39.76	—	—	(4)	44.45
Exercised/vested	(353)	14.36	(530)	30.88	(26)	46.82	—	—
Outstanding, July 30, 2022	1,926	$20.65	807	$48.95	24	$58.61	853	$45.70
Stock-based compensation expense was $9.4 million and $7.3 million for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively. Stock-based compensation was $18.5 million and $34.6 million for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively. Stock-based compensation expense in the twenty-six weeks ended July 31, 2021 included $17.5 million of stock-based compensation related to the modification of stock awards associated with the passing of a former executive.
On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective July 1, 2018. The aggregate number of shares of common stock that were to be reserved for issuance under the ESPP was to be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the Company's board of directors. The offering under the ESPP commenced on January 1, 2019. The amount of expense recognized for the thirteen weeks ended July 30, 2022 and July 31, 2021 was $0.3 million and $0.4 million, respectively. The amount of expense recognized for both the twenty-six weeks ended July 30, 2022 and July 31, 2021 was $0.5 million. As of July 30, 2022, there were 2,084,348 shares available for issuance under the ESPP.
7. Treasury Shares and Share Repurchase Program
Treasury Shares Acquired on Restricted Stock Awards
The Company acquired 5,945 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended July 30, 2022, which were recorded as $0.3 million of treasury stock. The Company acquired 120,421 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended July 31, 2021, which were recorded as $5.6 million of treasury stock.
The Company acquired 235,845 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock awards in the twenty-six weeks ended July 30, 2022, which were recorded as $15.9 million of treasury stock. The Company acquired 346,825 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock awards in the twenty-six weeks ended July 31, 2021, which were recorded as $15.7 million of treasury stock.
Share Repurchase Program
On November 16, 2021, the Company's board of directors approved a share repurchase program (the "2021 Repurchase Program") that allows the Company to repurchase up to $500.0 million of its outstanding common stock from time to time as market conditions warrant. The 2021 Repurchase Program expires in January 2025. The Company initiated the 2021 Repurchase Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value.
The Company repurchased 353,000 shares for $22.8 million during the thirteen weeks ended July 30, 2022, and 923,506 shares for $58.6 million during the twenty-six weeks ended July 30, 2022. As of July 30, 2022, $412.6 million remained available to purchase under the 2021 Repurchase Program.
8. Income Taxes
The effective income tax rate is based on estimated income from continuing operations for the fiscal year, as well as discrete adjustments, if any, in the applicable quarterly periods. The Company projects the estimated annual effective tax rate for fiscal year 2022 to be 27.4%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.
The Company’s effective income tax rate from continuing operations was 26.6% and 24.7% for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively, and 24.2% and 24.3% for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively. The increase in the effective tax rate for the thirteen weeks ended July 30, 2022 compared to the thirteen weeks ended July 31, 2021 is due primarily to lower excess tax benefits from stock-based compensation in the current year period. The slight decrease in the effective tax rate for the twenty-six weeks ended July 30, 2022 compared to the twenty-six weeks ended July 31, 2021 is due to higher excess tax benefits from stock-based compensation in the current year period.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair values of the Company’s derivative instruments were based on quotes received from third-party banks and represent the estimated amount the Company would pay to terminate the agreements taking into consideration current interest rates as well as the creditworthiness of the counterparties. These inputs were considered to be Level 2. All derivative instruments expired in the first quarter of fiscal year 2022.

Financial Assets and Liabilities
The gross carrying amount and fair value of the Company’s debt at July 30, 2022 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$701,920	$700,797
ABL Revolving Facility	350,000	350,000
Total Debt	$1,051,920	$1,050,797
The gross carrying amount and fair value of the Company’s debt at January 29, 2022 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$701,920	$702,053
ABL Facility	50,000	50,000
Total Debt	$751,920	$752,053
The gross carrying amount and fair value of the Company’s debt at July 31, 2021 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$701,920	$700,032
ABL Facility	50,000	50,000
Total Debt	$751,920	$750,032
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
10. Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Weighted-average shares of common stock outstanding, used for basic computation	134,341,280	135,521,353	134,292,751	135,615,068
Plus: Incremental shares of potentially dilutive securities	2,226,186	2,675,814	2,341,962	2,814,498
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	136,567,466	138,197,167	136,634,713	138,429,566
The table below summarizes restricted shares, restricted stock units, and ESPP shares that were excluded from the computation of diluted earnings for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021, as their inclusion would have been anti-dilutive:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Restricted shares	193,412	12,757	144,519	62,758
Restricted stock units	11,811	—	5,905	—
ESPP	510	—	255	—
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
The interest rate swaps expired in February 2022. There was no liability recorded as of July 30, 2022 and $2.2 million and $14.5 million recorded at January 29, 2022 and July 31, 2021, respectively. The net of tax amount for the effective and ineffective interest rate swaps were recorded in other comprehensive income and interest expense, respectively.
There were no gains or losses recorded for the thirteen weeks ended July 30, 2022 and $4.1 million gain recorded in other comprehensive income for the thirteen weeks ended July 31, 2021. There were gains of $0.8 million and $8.5 million recorded in other comprehensive income for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively. There were no ineffective portion of gains in the thirteen weeks ended July 30, 2022 and $0.3 million recorded in interest expense for the twenty-six weeks ended July 30, 2022. The ineffective portion of gains in the thirteen and twenty-six weeks ended July 31, 2021 of $1.6 million and $3.4 million, respectively, were recorded in interest expense.
The fair values of derivative instruments included on the condensed consolidated balance sheets are as follows (in thousands):

				Fair Value at
Accounting for Cash Flow Hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	July 30, 2022	January 29, 2022	July 31, 2021
Interest rate swap	$600,000	3.00%	Other current liabilities	$—	$(1,540)	$(10,374)
Interest rate swap	360,000	3.00%	Other current liabilities	—	—	—
Interest rate swap	240,000	3.00%	Other current liabilities	—	(616)	(4,146)
Net carrying amount	$1,200,000		Total liabilities	$—	$(2,156)	$(14,520)

12. Acquisitions

On May 2, 2022, the Company completed the Acquisition to bring its perishable end-to-end perishable supply chain in-house.

The total consideration paid by the Company in connection with the Acquisition was approximately $375.6 million, excluding transaction costs. The Company recorded transaction costs related to the Acquisition of $3.6 million and

$11.5 million during the thirteen and twenty-six weeks ended July 30, 2022, respectively. These costs are included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed (in thousands) in connection with the Acquisition:

Fair value as of May 2, 2022
Assets:
Property and equipment, net	$203,400
Merchandise inventories	88,072
Goodwill	84,683
Operating lease right-of-use assets, net	15,994
Prepaid expenses and other current assets	433
Intangibles, net	100
Total Assets	392,682
Liabilities:
Long-term operating lease liabilities	(15,994)
Accrued expenses and other current liabilities	(1,106)
Total Liabilities	(17,100)
Total consideration paid, including working capital adjustments	$375,582

Goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill is primarily attributable to the assembled workforce and bringing the Company's perishable supply chain in-house. Goodwill deductible for tax purposes is $84.7 million.

The Acquisition was accounted for as a business combination using the acquisition method with the Company as the accounting acquirer in accordance with ASC 805. Under this method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed of the acquiree based upon their estimated fair values at the acquisition date. The purchase price allocation for the Acquisition is preliminary and the Company's estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of certain tangible and intangible assets acquired and liabilities assumed. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation.

For each of the thirteen and twenty-six week periods ended July 30, 2022, the Acquisition generated an incremental $21.8 million in revenue. It is impracticable to provide historical supplemental pro forma financial information along with earnings during the period subsequent to the Acquisition due to a variety of factors, including access to historical information and the operations of acquirees being integrated within the Company shortly after closing and not operating as discrete entities within the Company’s organizational structure.

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
•    the risks and uncertainties related to the impact of the COVID-19 pandemic, including the duration, scope and severity of the pandemic, federal, state and local government actions or restrictive measures implemented in response to COVID-19, the effectiveness of such measures, as well as the effect of any relaxation or revocation of current restrictions, and the direct and indirect impact of such measures;
•    risks related to increases in product costs due to commodity cost increases or general inflation;
•    risks related to our ability to purchase our products in sufficient quantities at competitive prices;
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
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2022" relate to the 52 weeks ending January 28, 2023, and references herein to "fiscal year 2021" relate to the 52 weeks ended January 29, 2022. The second quarter of fiscal year 2022 ended on July 30, 2022, and the second quarter of fiscal year 2021 ended on July 31, 2021, and both include thirteen weeks.
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
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. As of the end of the second quarter of fiscal year 2022, we had more than 6.5 million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, services and gasoline. The annual membership fee for our Inner Circle® membership is $55 and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times the price of their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented over $3.0 billion in annual sales for fiscal year 2021 and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $381.2 million for the trailing twelve-months ended July 30, 2022.
On May 2, 2022, we completed our acquisition of the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics, which brings our end-to-end perishable supply chain in-house. See Note 12, "Acquisitions" of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Acquisition.
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
Impact of the COVID-19 Pandemic
As the impact of the COVID-19 pandemic has evolved, we have continued to face several operational challenges directly or indirectly related to the pandemic, including supply chain constraints, inflation, and wage inflation. The COVID-19 pandemic is unprecedented and demand may continue to change in the future if consumer purchasing behavior changes as the COVID-19 pandemic continues to evolve, and the long-term impacts to our financial condition and results of operations are still uncertain.
The COVID-19 pandemic may impact many of the factors discussed in this section, including, among others, overall economic trends, consumer preferences and demand, product mix, quarterly fluctuations, sourcing and labor shortages, which in turn could adversely affect our business, financial condition and results of operations. During the thirteen weeks ended July 30, 2022 we continued to experience elevated supply chain costs, including commodity prices, logistics, and procurement costs. We expect these market disruptions and inflationary pressures to continue throughout 2022.
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

Inflation and deflation trends

Our financial results can be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, which could lead to a reduction in our sales or units sold, as well as greater margin pressure, as increased costs for goods may not always be able to be passed on to consumers. We continue to see increased commodity prices and general inflation, which have impacted several categories of our business, and expect to continue to see the same throughout 2022. Events such as the COVID-19 pandemic have resulted in market disruptions, supply chain disruptions and inflationary pressures. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.

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

Size and loyalty of membership base

The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for the past two decades and the quality of our membership mix continues to improve as evidenced by higher tier penetration growth in the first half of fiscal year 2022. Our membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 89% at the end of fiscal year 2021.

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

Infrastructure investment

Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that expanding our club footprint, bringing our end-to-end perishable supply chain in-house with the Acquisition, and enhancing our information systems, including our distribution center management system, and investing in hardware and digitally enabled shopping capabilities for convenience, such as BOPIC, curbside pickup, and same day home delivery will enable us to replicate our profitable club format and provide a differentiated shopping experience. We expect these infrastructure investments to support our successful operating model across our club operations.
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$5,005,030	$4,088,402	$9,404,840	$7,870,236
Membership fee income	98,786	88,753	195,411	175,141
Total revenues	5,103,816	4,177,155	9,600,251	8,045,377
Cost of sales	4,243,769	3,413,625	7,949,043	6,555,122
Selling, general and administrative expenses	651,236	598,113	1,287,180	1,198,023
Pre-opening expenses	5,901	1,633	10,801	2,194
Operating income	202,910	163,784	353,227	290,038
Interest expense, net	10,874	16,428	18,715	35,713
Income from continuing operations before income taxes	192,036	147,356	334,512	254,325
Provision for income taxes	51,022	36,359	81,041	61,742
Income from continuing operations	141,014	110,997	253,471	192,583
Loss from discontinued operations, net of income taxes	(7)	(9)	(14)	(16)
Net income	$141,007	$110,988	$253,457	$192,567
Operational Data:
Total clubs at end of period	229	222	229	222
Comparable club sales	19.8%	4.0%	17.2%	2.2%
Merchandise comparable club sales increase (decrease)	7.6%	(3.4)%	5.9%	(4.2)%
Adjusted EBITDA (a)	$273,700	$220,140	$494,501	$422,549
Free cash flow (a)	300,417	239,680	254,192	430,585
(a) See "Non-GAAP Financial Measures" within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition of Adjusted EBITDA and Free cash flow

Thirteen Weeks Ended July 30, 2022 (Second Quarter of Fiscal Year 2022) Compared to Thirteen Weeks Ended July 31, 2021 (Second Quarter of Fiscal Year 2021)
Net Sales
Net sales are derived from direct retail sales to customers in our clubs and online, net of merchandise returns and discounts. Growth in net sales is impacted by opening new clubs and increases in comparable club sales. Net sales for the second quarter of fiscal year 2022 were $5.0 billion, a 22.4% increase from net sales reported for the second quarter of fiscal year 2021 of $4.1 billion. The increase was due primarily to a 19.8% increase in comparable club sales.
Comparable club sales
We believe net sales is an important driver of our profitability, particularly comparable club sales. Comparable sales growth is a function of increasing shopping frequency from new and existing members and the amount they spend on each visit. Sales comparisons can be influenced by certain factors that are beyond our control such as changes in the cost of gasoline, macro-economic factors such as inflation and supply chain disruptions. The higher comparable club sales, the more we can leverage certain of our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability.

Thirteen Weeks Ended
July 30, 2022
Comparable club sales	19.8%
Less: contribution from gasoline sales	12.2%
Merchandise comparable club sales	7.6%

Merchandise comparable club sales increased by 7.6% in the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021 driven by an increase in sales of groceries of 8% and an increase in sales of general merchandise and services of approximately 4%. In grocery, sales increased as demand for beverages, fresh fruit and vegetables, fresh meat, candy, dairy and active nutrition categories increased compared to the second quarter of fiscal year 2021. General merchandise and services sales increased primarily due to our services business and seasonal categories within general merchandise.
Membership fee income

We continue to see growth in the size and quality of our membership base. Membership fee income was $98.8 million in the second quarter of fiscal year 2022 compared to $88.8 million in the second quarter of fiscal year 2021, an 11.3% increase. The increase was primarily driven by membership renewals, new members and increased penetration of higher-tier membership levels, evidencing the strength of our membership quality.
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

Cost of sales was $4.2 billion, or 84.8% of net sales, in the second quarter of fiscal year 2022 compared to $3.4 billion, or 83.5% of net sales, in the second quarter of fiscal year 2021. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, decreased 50 basis points over the second quarter of fiscal year 2021. Merchandise margins were impacted by increased freight costs as well as investments in inflationary categories and markdowns in general merchandise inventory.
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

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. We expect that our SG&A will increase in future periods due to investments made to spur comparable club sales growth and our expanding footprint as we open new clubs. In addition, any future increases in wages, stock-based grants or modifications will increase our SG&A.

SG&A increased by 8.9% to $651.2 million in the second quarter of fiscal year 2022 from $598.1 million in the second quarter of fiscal year 2021. The year-over-year increase in SG&A was primarily driven by increased labor costs as a result of last year’s wage investments as well as the acquisition, integration and operating expenses related to the Acquisition.
Pre-opening expenses

Pre-opening expenses include startup costs for new clubs and expenses will vary based on the number of new club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $5.9 million in the second quarter of fiscal year 2022 compared to $1.6 million in the second quarter of fiscal year 2021. Pre-opening expenses increased due to timing of spend for club and gas station openings year-over-year. Expansion plans remain on track with 11 new club openings expected in fiscal year 2022.
Interest expense
Interest expense was $10.9 million in the second quarter of fiscal year 2022 compared to $16.4 million in the second quarter of fiscal year 2021. The decrease is due to lower debt balances outstanding throughout the second quarter of fiscal year 2022 as compared to the second quarter of fiscal year 2021 before refinancing the ABL Facility on July 28, 2022. In addition, the second quarter of fiscal year 2021 included net losses on our ineffective cash flow hedges in connection with the payment of outstanding amounts under the ABL Facility.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 26.6% and 24.7% for the second quarters of fiscal years 2022 and 2021, respectively. The increase in the effective tax rate is due primarily to lower excess tax benefits from stock-based compensation in the current year period.
Twenty-Six Weeks Ended July 30, 2022 (First Six Months of Fiscal Year 2022) Compared to Twenty-Six Weeks Ended July 31, 2021 (First Six Months of Fiscal Year 2021)
Net Sales
Net sales are derived from direct retail sales to customers in our clubs and online, net of merchandise returns and discounts. Growth in net sales is impacted by opening new clubs and increases in comparable club sales. Net sales for the first six months of fiscal year 2022 were $9.4 billion, a 19.5% increase from net sales reported for the first six months of fiscal year 2021 of $7.9 billion. The increase was due primarily to a 17.2% increase in comparable club sales.
Comparable club sales
We believe net sales is an important driver of our profitability, particularly comparable club sales. Comparable sales growth is a function of increasing shopping frequency from new and existing members and the amount they spend on each visit. Sales comparisons can be influenced by certain factors that are beyond our control such as changes in the cost of gasoline and macro-economic factors such as inflation and supply chain disruptions. The higher comparable club sales, the more we can leverage certain of our SG&A, reducing them as a percentage of sales and enhancing profitability.

Twenty-Six Weeks Ended
July 30, 2022
Comparable club sales	17.2%
Less: contribution from gasoline sales	11.3%
Merchandise comparable club sales	5.9%

Merchandise comparable club sales increased by 5.9% in the first six months of fiscal year 2022 compared to the first six months of fiscal year 2021 driven by an increase in sales of groceries of approximately 8% offset by a decrease in sales of general merchandise and services of approximately 4%. In grocery, sales increased as demand for beverages, candy, active nutrition, fresh meat, dairy and bakery categories increased compared to the first six months of fiscal year 2021. General merchandise realized headwinds in consumer electronics, apparel and seasonal categories as consumers face pressure around discretionary spend due to inflation.
Membership fee income

We continue to see growth in the size and quality of our membership base. Membership fee income was $195.4 million in the first six months of fiscal year 2022 compared to $175.1 million in the first six months of fiscal year 2021, an 11.6% increase. The increase was primarily driven by membership renewals, new members and increased penetration of higher-tier membership levels, evidencing the strength of our membership quality.
Cost of sales

Cost of sales consists primarily of the direct cost of merchandise and gasoline sold at our clubs, including costs associated with operating our distribution centers, including payroll, payroll benefits, occupancy costs and depreciation; freight expenses associated with moving merchandise from vendors to our distribution centers and from distribution centers to our clubs, and vendor allowances, rebates and cash discounts. We continue to experience inflation across most categories and have invested in certain categories, such as our full service deli, to preserve our member value proposition.

Cost of sales was $7.9 billion, or 84.5% of net sales, in the first six months of fiscal year 2022 compared to $6.6 billion, or 83.3% of net sales, in the first six months of fiscal year 2021. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, decreased 40 basis points over the first six months of fiscal year 2021. Merchandise margins were impacted by increased freight costs, investments in inflationary categories and market driven markdowns in general merchandise categories.
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

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. We expect that our SG&A will increase in future periods due to investments made to spur comparable club sales growth and our expanding footprint as we open new clubs. In addition, any future increases in wages, stock-based grants or modifications will increase our SG&A.

SG&A increased by 7.4% to $1.3 billion in the first six months of fiscal year 2022 from $1.2 billion in the first six months of fiscal year 2021. The year-over-year increase in SG&A was primarily driven by increased labor costs as a result of last year’s wage investments as well as the acquisition, integration and operating expenses related to the Acquisition.
Pre-opening expenses

Pre-opening expenses include startup costs for new clubs and expenses will vary based on the number of new club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $10.8 million in the first six months of fiscal year 2022 compared to $2.2 million in the first six months of fiscal year 2021. Pre-opening expenses increased due to timing of spend for club and gas station openings year-over-year. Expansion plans remain on track with 11 new club openings expected in fiscal year 2022.
Interest expense
Interest expense was $18.7 million in the first six months of fiscal year 2022 compared to $35.7 million in the first six months of fiscal year 2021. The decrease is due to lower debt balances outstanding throughout the first half of fiscal year 2022 as compared to the first half of fiscal year 2021 before refinancing the ABL Facility on July 28, 2022. In addition, the first half of fiscal year 2021 included net losses on our ineffective cash flow hedges in connection with the payment of outstanding amounts under the ABL Facility.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 24.2% and 24.3% for the first six months of fiscal years 2022 and 2021, respectively. The slight decrease in the effective tax rate is due primarily to higher excess tax benefits from stock-based compensation in the current year period.
Non-GAAP Financial Measures
The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with GAAP. In addition to relevant GAAP measures we also provide non-GAAP measures, including adjusted EBITDA, comparable club sales, free cash flow, adjusted net income and adjusted net income per diluted share because management believes these metrics are useful to investors and analysts by excluding items that we do not believe are indicative of our core operating performance. These measures are customary for our industry and commonly used by competitors. These non-GAAP financial measures should not be reviewed in isolation or considered as an alternative to any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, adjusted EBITDA, comparable club sales, free cash flow, adjusted net income and adjusted net income per diluted share may not be comparable to similarly titled measures used by other companies in our industry or across different industries.
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
The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Income from continuing operations	$141,014	$110,997	$253,471	$192,583
Interest expense, net	10,874	16,428	18,715	35,713
Provision for income taxes	51,022	36,359	81,041	61,742
Depreciation and amortization	49,984	45,448	97,093	89,834
Stock-based compensation expense	9,387	7,334	18,502	34,634
Pre-opening expenses (a)	5,901	1,633	10,801	2,194
Non-cash rent (b)	1,256	1,765	2,102	3,182
Acquisition and integration costs (c)	3,588	—	11,467	—
Severance (d)	—	—	—	2,300
Other adjustments (e)	674	176	1,309	367
Adjusted EBITDA	$273,700	$220,140	$494,501	$422,549
Adjusted EBITDA as a percentage of net sales	5.5%	5.4%	5.3%	5.4%
a.Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.
b.Represents an adjustment to remove the non-cash portion of rent expense.
c.Represents costs related to the acquisition and integration of assets from Burris Logistics, including due diligence, legal, and other consulting expenses.
d.Represents severance charges associated with labor reductions that resulted from the realignment of our field operations.
e.Other non-cash items, including non-cash accretion on asset retirement obligations, obligations associated with our post-retirement medical plan and incremental rent expense as the Company transitions from the current home office to a new home office building in fiscal year 2022.

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
The following is a reconciliation of our net cash provided by operating activities to free cash flow for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net cash provided by operating activities	$398,744	$310,348	$443,052	$559,313
Less: Additions to property and equipment, net of disposals	101,001	73,118	191,534	147,808
Plus: Proceeds from sale leaseback transactions	2,674	2,450	2,674	19,080
Free cash flow	$300,417	$239,680	$254,192	$430,585
Free cash flow increased to $300.4 million for the second quarter of fiscal year 2022 compared to $239.7 million for the second quarter of fiscal year 2021 as a result of increased income from operations as well as positive changes in working capital. Free cash flow declined to $254.2 million in the first six months of fiscal year 2022 compared to $430.6 million in the first six months of 2021 as a result of cash outflows for higher working capital, specifically inventory related to new club growth and other strategic actions we’ve taken to better position our business, such as improving in-stock levels over last year.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income as reported	$141,007	$110,988	$253,457	$192,567
Adjustments:
Stock-based compensation related to acceleration of stock awards (a)	—	—	—	17,494
Acquisition and integration costs (b)	3,587	—	11,467	—
Incremental home office expense (c)	600	—	1,199	—
(Gain) loss on cash flow hedge (d)	—	3,245	(165)	7,954
Charges related to debt payments (e)	389	—	389	657
Severance (f)	—	—	—	2,300
Tax impact of adjustments to net income (g)	(1,287)	(909)	(3,624)	(7,953)
Adjusted net income	$144,296	$113,324	$262,722	$213,019
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
(e)Represents the expensing of fees and deferred fees and original issue discount associated with the partial prepayment of debt in fiscal year 2021 and extinguishment cost related to the ABL Facility in fiscal year 2022.
(f)Represents severance charges associated with labor reductions that resulted from the realignment of our field operations.
(g)Represents the tax effect of the above adjustments at a statutory tax rate of approximately 28%.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from the ABL Facility and the ABL Revolving Facility. As of July 30, 2022, cash and cash equivalents totaled $163.7 million and we had $576.7 million of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures; fund share repurchases and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.

In the first six months of fiscal year 2022, we used $58.6 million of available cash to repurchase 923,506 shares under the 2021 Repurchase Program. In addition, we used $50.0 million of available cash to extinguish the term loan associated with the ABL Facility.

We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021
Net cash provided by operating activities	$443,052	$559,313
Net cash used in investing activities	(565,381)	(128,728)
Net cash provided by (used in) financing activities	240,574	(431,689)
Net increase (decrease) in cash and cash equivalents	$118,245	$(1,104)

Net Cash from Operating Activities
Net cash provided by operating activities was $443.1 million for the first six months of fiscal year 2022 compared to $559.3 million for the first six months of fiscal year 2021. The decrease in operating cash flow was primarily due to cash outflows due to inflation in inventory, improvement in inventory position for key categories, partially offset by income from operations compared to the prior year.
Net Cash from Investing Activities
Cash used for capital expenditures was $565.4 million for the first six months of fiscal year 2022, compared to $128.7 million for the first six months of fiscal year 2021. The increase is primarily due to the Acquisition, as well as the timing, volume and cost of property, plant and equipment additions as we continue to expand our footprint.
Net Cash from Financing Activities
Net cash provided by financing activities for the first six months of fiscal year 2022 was $240.6 million compared to net cash used in financing activities of $431.7 million for the first six months of fiscal year 2021. The change is due primarily to the draw down of debt on the ABL Facility and the ABL Revolving Facility in the first six months of fiscal year 2022 as compared to debt payments in the six months quarter of fiscal year 2021.
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
On July 28, 2022, the Company entered into the ABL Revolving Facility in an aggregate ABL Revolving Commitment of $1.2 billion pursuant to that certain credit agreement with Bank of America, N.A., as administrative agent and collateral agent, and other lenders party thereto. The maturity date of the ABL Revolving Facility is July 28, 2027. As part of this transaction, the Company extinguished the ABL Facility.
At July 30, 2022, there was $350.0 million outstanding in loans under the ABL Revolving Facility and $12.9 million in outstanding letters of credit. The interest rate on the revolving credit facility was 3.42% and unused capacity was $576.7 million.
At July 30, 2022, the interest rate for the First Lien Term Loan was 3.96% and there was $701.9 million outstanding. See Note 4, "Debt and Credit Arrangements" of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Material Cash Commitments
Our material cash commitments consist primarily of debt obligations, interest payments, leases and purchase orders for merchandise inventory. These material cash commitments impact our short-term and long-term liquidity and capital needs. As of July 30, 2022, other than those items related to the ordinary course of operations of our business such as inventory purchases, new leases and lease amendments, there were no material changes to our material cash commitments from those described in our Annual Report on Form 10-K for the fiscal year 2021.
Critical Accounting Policies and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Except as described below, there were no material changes in critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates," in our Annual Report on Form 10-K for the fiscal year 2021 for a complete list of our Critical Accounting Policies and Estimates.
Business Combinations
We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration we paid to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the closing date of the acquisition. The excess of the fair value of the purchase price over the fair values of these identifiable assets, intangible assets and liabilities is recorded as goodwill. The valuation of acquired assets will impact future operating results. We utilize third-party valuation specialists to assist us in the determination of the fair value of the assets acquired. Specifically, the fair value of the buildings and site improvement were determined using a combination of the cost, income and sales comparison approaches with the ultimate valuation primarily based on the income approach and the market approach was utilized to determine the fair value of trailers acquired.
The remaining useful lives of depreciable assets have a significant impact on earnings. The selected lives are based on the expected periods that the assets will provide value to the Company subsequent to the business combination. The Company may adjust the amounts recognized for a business combination during a measurement period after the acquisition date. Any such adjustments are based on the Company obtaining additional information that existed at the acquisition date regarding the assets acquired or the liabilities assumed. Measurement-period adjustments are generally recorded as increases or decreases to the goodwill recognized in the transaction. The measurement period ends once the Company has obtained all necessary information that existed as of the acquisition date, but does not extend beyond one year from the date of acquisition. Any adjustments to assets acquired or liabilities assumed beyond the measurement period are recorded through earnings.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 30, 2022.
Changes in Internal Control

On May 2, 2022 we completed the Acquisition to bring our end-to-end perishable supply chain in-house. As part of the Acquisition, the Company has designed and implemented controls over the evaluation, execution and recording of the transaction. We are in the process of integrating the Acquisition with our processes and internal controls over financial reporting.
Other than activity related to the Acquisition discussed above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15 or 15d-15 of the Exchange Act during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year 2021, except as set forth below.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory, tax and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements, including the First Lien Term Loan and the ABL Facility, may also restrict us from affecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. Our ABL Revolving Facility is scheduled to mature on July 28, 2027 and our First Lien Term Loan is scheduled to mature on February 3, 2024. See "Liquidity and Capital Resources." If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the second quarter of fiscal year 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
May 1, 2022 to May 28, 2022	45,446	$55.06	45,000	$432,921,566
May 29, 2022 to July 2, 2022	115,499	63.42	110,000	425,916,535
July 3, 2022 to July 30, 2022	198,000	67.45	198,000	412,561,277
Total	358,945	$64.59	353,000
(a)Includes 446 shares of common stock for the period May 1, 2022 to May 28, 2022 and 5,499 shares of common stock for the period May 29, 2022 to July 2, 2022 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 7 "Treasury Shares and Share Repurchase Programs" of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
(b)On November 16, 2021, the Company's board of directors approved the 2021 Repurchase Program, effective immediately, that allows the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expires in January 2025.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Exhibit Description
3.1
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2022).

3.2	Amendment to the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2022).
10.1
Credit Agreement among BJ’s Wholesale Club, Inc., the Company, Bank of America, N.A. as administrative agent and the other lenders and issuers party thereto from time to time dated as of July 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2022).

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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: August 26, 2022	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)