Form 10-Q
period 2022-10-29
BJ's Wholesale Club Holdings, Inc.
filed 2022-11-23
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 16, 2022, the registrant had 134,434,269 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	October 29, 2022	January 29, 2022	October 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$34,644	$45,436	$84,691
Accounts receivable, net	251,978	173,951	200,315
Merchandise inventories	1,504,368	1,242,935	1,255,659
Prepaid expenses and other current assets	72,285	54,734	58,622
Total current assets	1,863,275	1,517,056	1,599,287
Operating lease right-of-use assets, net	2,163,504	2,131,986	2,151,255
Property and equipment, net	1,296,151	942,331	880,904
Goodwill	1,008,816	924,134	924,134
Intangibles, net	117,814	124,640	127,260
Deferred income taxes	4,341	5,507	5,167
Other assets	25,002	23,240	22,233
Total assets	$6,478,903	$5,668,894	$5,710,240
LIABILITIES
Current liabilities:
Short-term debt	$295,000	$—	$—
Current portion of operating lease liabilities	176,659	141,453	137,036
Accounts payable	1,363,734	1,112,783	1,235,763
Accrued expenses and other current liabilities	764,572	748,245	731,297
Total current liabilities	2,599,965	2,002,481	2,104,096
Long-term operating lease liabilities	2,085,625	2,059,760	2,082,287
Long-term debt	600,123	748,568	748,149
Deferred income taxes	70,432	52,850	33,995
Other non-current liabilities	179,883	157,127	173,977
Commitments and contingencies (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 146,243 shares issued and 134,429 outstanding at October 29, 2022; 145,451 shares issued and 135,506 outstanding at January 29, 2022; and 145,318 shares issued and 136,075 outstanding at October 30, 2021	1,461	1,454	1,453
Additional paid-in capital	939,855	902,704	889,142
Accumulated earnings	514,712	131,313	23,745
Accumulated other comprehensive income (loss)	2,010	1,305	(2,199)
Treasury stock, at cost, 11,814 shares at October 29, 2022; 9,945 shares at January 29, 2022; and 9,243 shares at October 30, 2021	(515,163)	(388,668)	(344,405)
Total stockholders’ equity	942,875	648,108	567,736
Total liabilities and stockholders’ equity	$6,478,903	$5,668,894	$5,710,240
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	October 29, 2022	October 30, 2021
Net sales	$4,685,834	$4,172,594
Membership fee income	99,485	91,493
Total revenues	4,785,319	4,264,087
Cost of sales	3,908,219	3,472,869
Selling, general and administrative expenses	674,426	617,991
Pre-opening expenses	10,706	3,071
Operating income	191,968	170,156
Interest expense, net	12,450	11,854
Income from continuing operations before income taxes	179,518	158,302
Provision for income taxes	48,124	31,700
Income from continuing operations	131,394	126,602
Loss from discontinued operations, net of income taxes	(1,452)	(85)
Net income	$129,942	$126,517
Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.98	$0.93
Loss from discontinued operations	(0.01)	—
Net income	$0.97	$0.93
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.96	$0.92
Loss from discontinued operations	(0.01)	—
Net income	$0.95	$0.92
Weighted average shares of common stock outstanding:
Basic	134,091	135,582
Diluted	136,621	138,005
Other comprehensive income:
Amounts released from other comprehensive income, net of tax	$—	$733
Unrealized gain on cash flow hedge, net of income tax provision of $1,279, at October 30, 2021	—	3,293
Total other comprehensive income	—	4,026
Total comprehensive income	$129,942	$130,543
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Net sales	$14,090,673	$12,042,830
Membership fee income	294,897	266,634
Total revenues	14,385,570	12,309,464
Cost of sales	11,857,263	10,027,991
Selling, general and administrative expenses	1,961,606	1,816,014
Pre-opening expenses	21,508	5,265
Operating income	545,193	460,194
Interest expense, net	31,166	47,567
Income from continuing operations before income taxes	514,027	412,627
Provision for income taxes	129,165	93,442
Income from continuing operations	384,862	319,185
Loss from discontinued operations, net of income taxes	(1,466)	(101)
Net income	$383,396	$319,084
Income per share attributable to common stockholders—basic:
Income from continuing operations	$2.87	$2.35
Loss from discontinued operations	(0.01)	—
Net income	$2.86	$2.35
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$2.82	$2.31
Loss from discontinued operations	(0.01)	—
Net income	$2.81	$2.31
Weighted average shares of common stock outstanding:
Basic	134,225	135,604
Diluted	136,630	138,288
Other comprehensive income:
Amounts released from other comprehensive income, net of tax	$117	$8,909
Unrealized gain on cash flow hedge, net of income tax provision of $229 and $3,662, respectively	588	9,420
Total other comprehensive income	705	18,329
Total comprehensive income	$384,101	$337,413
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 29, 2022	145,451	$1,454	$902,704	$131,313	$1,305	(9,945)	$(388,668)	$648,108
Net income	—	—	—	112,450	—	—	—	112,450
Amounts released from other comprehensive income, net of tax	—	—	—	—	117	—	—	117
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	588	—	—	588
Common stock issued under stock incentive plans	490	5	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	9,115	—	—	—	—	9,115
Net cash received from option exercises	—	—	2,306	—	—	—	—	2,306
Treasury stock purchases	—	—	—	—	—	(801)	(51,342)	(51,342)
Balance, April 30, 2022	145,941	1,459	914,120	243,763	2,010	(10,746)	(440,010)	721,342
Net income	—	—	—	141,007	—	—	—	141,007
Common stock issued under stock incentive plans	172	2	(2)	—	—	—	—	—
Common stock issued under ESPP	44	—	2,331	—	—	—	—	2,331
Stock-based compensation expense	—	—	9,387	—	—	—	—	9,387
Net cash received from option exercises	—	—	2,712	—	—	—	—	2,712
Treasury stock purchases	—	—	—	—	—	(359)	(23,188)	(23,188)
Balance, July 30, 2022	146,157	1,461	928,548	384,770	2,010	(11,105)	(463,198)	853,591
Net income	—	—	—	129,942	—	—	—	129,942
Common stock issued under stock incentive plans	86	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	9,463	—	—	—	—	9,463
Net cash received from option exercises	—	—	1,844	—	—	—	—	1,844
Treasury stock purchases	—	—	—	—	—	(709)	(51,965)	(51,965)
Balance, October 29, 2022	146,243	$1,461	$939,855	$514,712	$2,010	(11,814)	$(515,163)	$942,875
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 30, 2021	143,428	$1,434	$826,377	$(295,339)	$(20,528)	(6,236)	$(192,617)	$319,327
Net income	—	—	—	81,579	—	—	—	81,579
Amounts released from other comprehensive income, net of tax	—	—	—	—	4,665	—	—	4,665
Unrealized loss on cash flow, net of tax	—	—	—	—	3,187	—	—	3,187
Common stock issued under stock incentive plans	590	6	(6)	—	—	—	—	—
Stock-based compensation expense	—	—	27,300	—	—	—	—	27,300
Net cash received from option exercises	—	—	1,497	—	—	—	—	1,497
Treasury stock purchases	—	—	—	—	—	(542)	(24,031)	(24,031)
Balance, May 1, 2021	144,018	1,440	855,168	(213,760)	(12,676)	(6,778)	(216,648)	413,524
Net income	—	—	—	110,988	—	—	—	110,988
Amounts released from other comprehensive income, net of tax	—	—	—	—	3,511	—	—	3,511
Unrealized loss on cash flow, net of tax	—	—	—	—	2,940	—	—	2,940
Common stock issued under stock incentive plans	223	2	(2)	—	—	—	—	—
Common stock issued under ESPP	59	1	1,876	—	—	—	—	1,877
Stock-based compensation expense	—	—	7,334	—	—	—	—	7,334
Net cash received from option exercises	—	—	3,416	—	—	—	—	3,416
Treasury stock purchases	—	—	—	—	—	(1,175)	(55,238)	(55,238)
Balance, July 31, 2021	144,300	1,443	867,792	(102,772)	(6,225)	(7,953)	(271,886)	488,352
Net income	—	—	—	126,517	—	—	—	126,517
Amounts released from other comprehensive income, net of tax	—	—	—	—	733	—	—	733
Unrealized loss on cash flow, net of tax	—	—	—	—	3,293	—	—	3,293
Common stock issued under stock incentive plans	1,018	10	(10)	—	—	—	—	—
Stock-based compensation expense	—	—	7,794	—	—	—	—	7,794
Net cash received from option exercises	—	—	13,566	—	—	—	—	13,566
Treasury stock purchases	—	—	—	—	—	(1,290)	(72,519)	(72,519)
Balance, October 30, 2021	145,318	$1,453	$889,142	$23,745	$(2,199)	(9,243)	$(344,405)	$567,736
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$383,396	$319,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,259	135,664
Amortization of debt issuance costs and accretion of original issue discount	2,282	2,555
Debt extinguishment charges	687	657
Stock-based compensation expense	27,965	42,428
Deferred income tax provision (benefit)	18,474	(17,659)
Changes in operating leases and other non-cash items	26,235	6,112
Increase (decrease) in cash due to changes in:
Accounts receivable	(73,162)	(27,596)
Merchandise inventories	(173,361)	(49,964)
Prepaid expenses and other current assets	(5,248)	(13,841)
Other assets	(444)	(2,882)
Accounts payable	250,951	247,689
Accrued expenses and other current liabilities	(3,802)	72,525
Other non-current liabilities	9,625	18,403
Net cash provided by operating activities	612,857	733,175
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(294,308)	(222,498)
Proceeds from sale leaseback transactions	11,092	19,080
Acquisitions	(376,521)	—
Net cash used in investing activities	(659,737)	(203,418)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long term debt	(50,000)	—
Payments on First Lien Term Loan	(100,000)	(100,000)
Proceeds from revolving lines of credit	1,110,000	—
Payments on revolving lines of credit	(815,000)	(260,000)
Debt issuance costs paid	(2,733)	—
Net cash received from stock option exercises	6,545	18,479
Net cash received from ESPP	2,331	1,877
Treasury stock purchases	(127,458)	(149,449)
Proceeds from financing obligations	16,949	1,333
Other financing activities	(4,546)	(824)
Net cash provided by (used in) financing activities	36,088	(488,584)
Net increase (decrease) in cash and cash equivalents	(10,792)	41,173
Cash and cash equivalents at beginning of period	45,436	43,518
Cash and cash equivalents at end of period	$34,644	$84,691
Supplemental cash flow information:
Interest paid	$25,031	$34,189
Income taxes paid	134,021	100,753
Operating lease liabilities arising from obtaining right-of-use assets	190,803	213,642
Non-cash financing and investing activities:
Finance lease liabilities arising from obtaining right-of-use assets	7,443	—
Financing obligations arising from failed sale leasebacks	3,487	—
Property additions included in accrued expenses	29,192	25,445
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries is a leading warehouse club operator concentrated primarily on the east coast of the United States. As of October 29, 2022, the Company operated 232 warehouse clubs and 163 gas stations in 18 states.
The Company follows and reports based on the National Retail Federation’s fiscal calendar. The thirteen week periods ended October 29, 2022 and October 30, 2021 are referred to herein as the "third quarter of fiscal year 2022" and the "third quarter of fiscal year 2021," respectively.
Events and global business conditions such as inflation, the ongoing coronavirus ("COVID-19") pandemic and the war in Ukraine have resulted in certain impacts to the global economy, including market disruptions, volatility in fuel costs and supply chain challenges. During the third quarter of fiscal year 2022 we continued to experience elevated supply chain costs, including increased commodity prices, logistics, and procurement costs. We expect these market disruptions and inflationary pressures to continue throughout 2022.

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
The condensed consolidated balance sheet as of January 29, 2022 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the third quarter of fiscal year 2022 are not necessarily indicative of future results or results to be expected for fiscal year 2022. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
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

	Thirteen Weeks Ended
	October 29, 2022	October 30, 2021
Point of sale transactions, excluding sales tax, as a percent of net sales	92%	94%
Point of sale transactions, excluding sales tax, as a percent of total revenues	90%	92%

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Point of sale transactions, excluding sales tax, as a percent of net sales	92%	93%
Point of sale transactions, excluding sales tax, as a percent of total revenues	90%	91%
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
Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or on the Company’s website or app. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $44.5 million at October 29, 2022, $30.3 million at January 29, 2022 and $29.3 million at October 30, 2021.
Royalty revenue received in connection with the My BJ’s Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company’s total deferred royalty revenue related to the outstanding My BJ’s Perks Rewards was $23.3 million, $17.8 million and $19.1 million at October 29, 2022, January 29, 2022 and October 30, 2021, respectively. The timing of revenue recognition is driven by actual customer activities, such as redemptions and expirations. As of October 29, 2022, the Company expects to recognize $21.7 million by the end of fiscal year 2022 and expects the remainder to be recognized in the periods thereafter.
Membership—The Company charges a membership fee to its customers. That fee allows customers to shop in the Company’s clubs, shop on the Company’s website and app and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. As the Company has the obligation to provide access to its clubs, website, app and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $178.3 million, $174.9 million and $168.1 million at October 29, 2022, January 29, 2022 and October 30, 2021, respectively.
Gift Card Program—The Company sells BJ’s gift cards in both physical and digital format, which allows customers to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized in proportion to its rate of gift card redemptions as the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. The Company also recognizes breakage in proportion to its rate of gift card redemptions. Deferred revenue related to gift cards was $12.1 million, $11.8 million and $10.3 million at October 29, 2022, January 29, 2022 and October 30, 2021, respectively. The Company recognized $12.2 million and $8.9 million of revenue from gift card redemptions in the third quarter of fiscal year 2022 and third quarter of fiscal year 2021, respectively. The Company recognized $35.4 million and $27.3 million of revenue from gift card redemptions in the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively.

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
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Thirteen Weeks Ended
	October 29, 2022	October 30, 2021
Grocery	70%	72%
General Merchandise and Services	10%	12%
Gasoline and Other	20%	16%

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Grocery	67%	71%
General Merchandise and Services	11%	14%
Gasoline and Other	22%	15%
4. Debt and Credit Arrangements
The following table summarizes the Company’s debt (in thousands):

	October 29, 2022	January 29, 2022	October 30, 2021
ABL Revolving Facility	$295,000	$—	$—
ABL Facility	—	50,000	50,000
First Lien Term Loan	601,920	701,920	701,920
Unamortized debt discount and debt issuance cost	(1,797)	(3,352)	(3,771)
Less: current portion	(295,000)	—	—
Long-term debt	$600,123	$748,568	$748,149
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
Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL Revolving Commitment or a borrowing base based on the value of certain inventory, accounts and credit card receivables, subject to specified advance rebates and reserves as set forth in the Credit Agreement. Indebtedness under the ABL Revolving Facility is secured by substantially all of the assets (other than real estate) of the Company and its subsidiaries, subject to customary exceptions. As amended, interest on the ABL Revolving Facility is calculated either at the Secured Overnight Financing Rate ("SOFR") plus a range of 100 to 125 basis points or a base rate plus 0 to 25 basis points, based on excess availability. The Company will also pay an unused commitment fee of 20 basis points per annum on the unused ABL Revolving Commitment. Each borrowing is for a period of one, three, or six months, as selected by the Company, or for such other period that is twelve months or less requested by the Company and consented to by the lenders and administrative agent.
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
At October 29, 2022, there were $295.0 million outstanding in loans under the ABL Revolving Facility and $12.7 million in outstanding letters of credit. The interest rate on the ABL Revolving Facility was 4.73% and unused capacity was $774.8 million.
ABL Facility - Former Credit Agreement
The ABL Revolving Facility replaced the ABL Facility, which was comprised of a $950.0 million revolving credit facility and a $50.0 million term loan.
Interest on the ABL Facility was calculated either at LIBOR plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan was calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability.
At January 29, 2022, there were $50.0 million outstanding in loans under the ABL Facility and $12.7 million in outstanding letters of credit. The interest rate on the ABL Facility was 1.23%, the interest rate on the term loan was 2.10% and unused capacity was $886.9 million.
At October 30, 2021, there were $50.0 million outstanding in loans under the ABL Facility and $19.4 million in outstanding letters of credit. The interest rate on the ABL Facility was 1.20%, the interest rate of the term loan was 2.08% and unused capacity was $930.6 million.
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
On October 26, 2022, the Company repaid $100.0 million of the principal amount outstanding on the First Lien Term Loan. This repayment was funded with borrowings under the Company's ABL Revolving Facility. In connection with the repayment, the Company expensed $0.3 million of previously capitalized debt issuance costs and original issue discount.
There was $601.9 million outstanding on the First Lien Term Loan at October 29, 2022, and $701.9 million outstanding at both January 29, 2022 and October 30, 2021. Interest rates for the First Lien Term Loan were 5.35%, 2.11% and 2.09% at October 29, 2022, January 29, 2022 and October 30, 2021, respectively.
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
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan or 2012 Director Plan. As of October 29, 2022, there were 5,289,133 shares available for future issuance under the 2018 Plan.
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
The following table summarizes the Company’s stock award activity during the thirty-nine weeks ended October 29, 2022 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 29, 2022	2,282	$19.68	1,053	$34.36	26	$46.82	674	$39.76
Granted	—	—	310	67.43	24	58.61	183	67.54
Forfeited/canceled	(3)	25.07	(20)	39.76	—	—	(4)	44.45
Exercised/vested	(433)	15.86	(585)	31.25	(26)	46.82	—	—
Outstanding, October 29, 2022	1,846	$20.57	758	$50.17	24	$58.61	853	$45.70
Stock-based compensation expense was $9.5 million and $7.8 million for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively. Stock-based compensation was $28.0 million and $42.4 million for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. Stock-based compensation expense in the thirty-nine weeks ended October 30, 2021 included $17.5 million of stock-based compensation related to the modification of stock awards associated with the passing of a former executive.
On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective July 1, 2018. The aggregate number of shares of common stock that were to be reserved for issuance under the ESPP was to be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the Company's board of directors. The offering under the ESPP commenced on January 1, 2019. The amount of expense recognized for the thirteen weeks ended October 29, 2022 and October 30, 2021 was $0.3 million and $0.2 million, respectively. The amount of expense recognized for the thirty-nine weeks ended October 29, 2022 and October 30, 2021 was $0.8 million and $0.7 million, respectively. As of October 29, 2022, there were 2,084,348 shares available for issuance under the ESPP.

7. Treasury Shares and Share Repurchase Program
Treasury Shares Acquired on Restricted Stock Awards
The Company acquired 24,885 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended October 29, 2022, which were recorded as $1.9 million of treasury stock. The Company acquired 28,398 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended October 30, 2021, which were recorded as $1.0 million of treasury stock.
The Company acquired 260,730 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock awards in the thirty-nine weeks ended October 29, 2022, which were recorded as $17.8 million of treasury stock. The Company acquired 375,223 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock awards in the thirty-nine weeks ended October 30, 2021, which were recorded as $16.7 million of treasury stock.
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
The Company repurchased 684,819 shares for $50.1 million during the thirteen weeks ended October 29, 2022, and 1,608,325 shares for $108.7 million during the thirty-nine weeks ended October 29, 2022. As of October 29, 2022, $362.5 million remained available to purchase under the 2021 Repurchase Program.
8. Income Taxes
The Company projects the estimated annual effective tax rate for fiscal year 2022 to be 27.5%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.
The Company’s effective income tax rate from continuing operations was 26.8% and 20.0% for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively, and 25.1% and 22.6% for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. The increase in the effective tax rate for the thirteen and thirty-nine weeks ended October 29, 2022 compared to the thirteen and thirty-nine weeks ended October 30, 2021 is due primarily to lower excess tax benefits from stock-based compensation in the current year period.
The Company is subject to taxation in the U.S. federal and various state taxing jurisdictions. The Company’s tax years from 2017 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities.
On August 16, 2022, the Inflation Reduction Act was signed into law in the United States. We are currently evaluating the Inflation Reduction Act law to determine future impacts on our financial statements.
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
Financial Assets and Liabilities

The fair value of the Company's long-term debt is estimated based on current market rates for our specific debt instrument. Judgment is required to develop these estimates. As such, the estimated fair value of long-term debt is classified within Level 2, as defined under U.S. GAAP.
The gross carrying amount and fair value of the Company’s debt at October 29, 2022 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$601,920	$601,920
ABL Revolving Facility	295,000	295,000
Total Debt	$896,920	$896,920
The gross carrying amount and fair value of the Company’s debt at January 29, 2022 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$701,920	$702,053
ABL Facility	50,000	50,000
Total Debt	$751,920	$752,053
The gross carrying amount and fair value of the Company’s debt at October 30, 2021 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$701,920	$701,857
ABL Facility	50,000	50,000
Total Debt	$751,920	$751,857
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
10. Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Weighted-average shares of common stock outstanding, used for basic computation	134,090,784	135,581,539	134,225,429	135,603,891
Plus: Incremental shares of potentially dilutive securities	2,530,563	2,423,188	2,404,829	2,684,061
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	136,621,347	138,004,727	136,630,258	138,287,952

The table below summarizes restricted shares, restricted stock units, and ESPP shares that were excluded from the computation of diluted earnings for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021, as their inclusion would have been anti-dilutive:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Restricted shares	—	1,933	96,346	42,483
Restricted stock units	—	—	3,937	—
ESPP	—	—	170	—
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
The interest rate swaps expired in February 2022. There was no liability recorded as of October 29, 2022 and $2.2 million and $8.3 million recorded at January 29, 2022 and October 30, 2021, respectively. The net of tax amount for the effective and ineffective interest rate swaps were recorded in other comprehensive income and interest expense, respectively.
There were no gains or losses recorded for the thirteen weeks ended October 29, 2022 and $4.6 million gain recorded in other comprehensive income for the thirteen weeks ended October 30, 2021. There were gains of $0.8 million and $12.9 million recorded in other comprehensive income for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. There were no ineffective portion of gains in the thirteen weeks ended October 29, 2022 and $0.3 million recorded in interest expense for the thirty-nine weeks ended October 29, 2022. The ineffective portion of gains in the thirteen and thirty-nine weeks ended October 30, 2021 of $1.8 million and $5.1 million, respectively, were recorded in interest expense.
The fair values of derivative instruments included on the condensed consolidated balance sheets are as follows (in thousands):

				Fair Value at
Accounting for Cash Flow Hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	October 29, 2022	January 29, 2022	October 30, 2021
Interest rate swap	$600,000	3.00%	Other current liabilities	$—	$(1,540)	$(5,952)
Interest rate swap	360,000	3.00%	Other current liabilities	—	—	—
Interest rate swap	240,000	3.00%	Other current liabilities	—	(616)	(2,379)
Net carrying amount	$1,200,000		Total liabilities	$—	$(2,156)	$(8,331)

12. Acquisitions

On May 2, 2022, the Company completed the Acquisition to bring its end-to-end perishable supply chain in-house.

The total consideration paid by the Company in connection with the Acquisition was approximately $375.6 million, excluding transaction costs. The Company recorded transaction and integration costs related to the Acquisition of $0.9 million and $12.3 million during the thirteen and thirty-nine weeks ended October 29, 2022, respectively. These costs are included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

The following table summarizes the consideration paid and the preliminary fair values of the assets acquired and liabilities assumed (in thousands) in connection with the Acquisition:

	As of May 2, 2022
	Initial fair value (1)	Adjustments	Updated fair value
Assets:
Property and equipment, net	$203,400	$—	$203,400
Merchandise inventories	88,072	—	88,072
Goodwill	84,683	—	84,683
Operating lease right-of-use assets, net	15,994	575	16,569
Prepaid expenses and other current assets	433	—	433
Intangibles, net	100	—	100
Total Assets	392,682	575	393,257
Liabilities:
Long-term operating lease liabilities	(15,994)	(575)	(16,569)
Accrued expenses and other current liabilities	(1,106)	—	(1,106)
Total Liabilities	(17,100)	(575)	(17,675)
Total consideration paid, including working capital adjustments	$375,582	$—	$375,582

(1) Initial fair value disclosed in our Quarterly Report on Form 10-Q for the period ended July 30, 2022, filed with the SEC on August 26, 2022

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

For the thirteen and thirty-nine week periods ended October 29, 2022, the Acquisition generated an incremental $18.2 million and $40.0 million in revenue, respectively. It is impracticable to provide historical supplemental pro forma financial information along with earnings during the period subsequent to the Acquisition due to a variety of factors, including access to historical information and the operations of acquirees being integrated within the Company shortly after closing and not operating as discrete entities within the Company’s organizational structure.

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
•    our ability to implement our growth strategy by opening new clubs and gasoline stations; and
•    the other risk factors identified in our filings with the Securities and Exchange Commission, including in particular those set forth under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the "Annual Report on Form 10-K for the fiscal year 2021"), our Quarterly Report on Form 10-Q for the quarter ended July 30, 2022 and this Quarterly Report on Form 10-Q.
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
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2022" relate to the 52 weeks ending January 28, 2023, and references herein to "fiscal year 2021" relate to the 52 weeks ended January 29, 2022. The third quarter of fiscal year 2022 ended on October 29, 2022, and the third quarter of fiscal year 2021 ended on October 30, 2021, and both include thirteen weeks.
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

Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 234 warehouse clubs spanning 18 states as of the date of this filing. In our core New England markets, which have high population density and generate a disproportionate part of U.S. gross domestic product, we operate almost three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, www.bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club ("BOPIC") service, curbside delivery, same day home delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces where members receive preferential pricing by linking their membership. We also launched Same-Day Select in the first quarter of fiscal year 2022, which offers BJ’s members the ability to pay a one-time fee for either unlimited or twelve same-day grocery deliveries over a one-year period.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. As of the end of the third quarter of fiscal year 2022, we had more than 6.5 million members paying annual fees to gain access to savings on groceries, consumables, general merchandise, services and gasoline. The annual membership fee for our Inner Circle® membership is $55 and the annual membership fee for our BJ’s Perks Rewards® membership, which offers additional value-enhancing features, is $110. We believe that members can save over ten times the price of their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented over $3.0 billion in annual sales for fiscal year 2021 and are the largest brands we sell. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $389.2 million for the trailing twelve-months ended October 29, 2022.
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

Impact of the COVID-19 Pandemic

As the impact of the COVID-19 pandemic has evolved, we have faced several operational challenges directly or indirectly related to the pandemic, including supply chain constraints, inflation, and wage inflation. The COVID-19 pandemic is unprecedented and demand may continue to change in the future if consumer purchasing behavior changes as the COVID-19 pandemic continues to evolve, and the long-term impacts to our financial condition and results of operations are still uncertain.

The COVID-19 pandemic may impact many of the factors discussed in this section, including, among others, overall economic trends, consumer preferences and demand, product mix, quarterly fluctuations, sourcing and labor shortages, which in turn could adversely affect our business, financial condition and results of operations. During the thirteen weeks ended October 29, 2022 we continued to experience elevated supply chain costs, including commodity prices, logistics, and procurement costs. We expect these market disruptions and inflationary pressures to continue throughout 2022.

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

Inflation and deflation trends

Our financial results can be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, which could lead to a reduction in our sales or units sold, as well as greater margin pressure, as increased costs for goods may not always be able to be passed on to consumers. We continue to see increased commodity prices and general inflation, which have impacted several categories of our business, and expect to continue to see the same throughout fiscal year 2022 and into fiscal year 2023. Events such as the COVID-19 pandemic have resulted in market disruptions, supply chain disruptions and inflationary pressures. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.

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

Size and loyalty of membership base

The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for the past two decades and the quality of our membership mix continues to improve as evidenced by higher tier penetration growth in the first thirty-nine weeks of fiscal year 2022. Our membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 89% at the end of fiscal year 2021.

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
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollars in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$4,685,834	$4,172,594	$14,090,673	$12,042,830
Membership fee income	99,485	91,493	294,897	266,634
Total revenues	4,785,319	4,264,087	14,385,570	12,309,464
Cost of sales	3,908,219	3,472,869	11,857,263	10,027,991
Selling, general and administrative expenses	674,426	617,991	1,961,606	1,816,014
Pre-opening expenses	10,706	3,071	21,508	5,265
Operating income	191,968	170,156	545,193	460,194
Interest expense, net	12,450	11,854	31,166	47,567
Income from continuing operations before income taxes	179,518	158,302	514,027	412,627
Provision for income taxes	48,124	31,700	129,165	93,442
Income from continuing operations	131,394	126,602	384,862	319,185
Loss from discontinued operations, net of income taxes	(1,452)	(85)	(1,466)	(101)
Net income	$129,942	$126,517	$383,396	$319,084
Operational Data:
Total clubs at end of period	232	222	232	222
Comparable club sales	9.7%	13.1%	14.6%	5.7%
Merchandise comparable club sales increase (decrease)	5.3%	5.7%	5.7%	(1.0)%
Adjusted EBITDA (a)	$272,305	$228,399	$766,804	$650,949
Free cash flow (a)	75,449	99,172	329,641	529,757
(a) See "Non-GAAP Financial Measures" and "Liquidity and Capital Resources" within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for definitions of Adjusted EBITDA and Free cash flow, respectively.

Thirteen Weeks Ended October 29, 2022 (Third Quarter of Fiscal Year 2022) Compared to Thirteen Weeks Ended October 30, 2021 (Third Quarter of Fiscal Year 2021)
Net Sales
Net sales are derived from direct retail sales to customers in our clubs and online, net of merchandise returns and discounts. Growth in net sales is impacted by opening new clubs and increases in comparable club sales. Net sales for the third quarter of fiscal year 2022 were $4.7 billion, a 12.3% increase from net sales reported for the third quarter of fiscal year 2021 of $4.2 billion. The increase was due primarily to a 9.7% increase in comparable club sales.
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

Thirteen Weeks Ended
October 29, 2022
Comparable club sales	9.7%
Less: contribution from gasoline sales	4.4%
Merchandise comparable club sales	5.3%

Merchandise comparable club sales increased by 5.3% in the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021 driven by an increase in sales of groceries of 6% and an increase in sales of general merchandise and services of approximately 3%. In grocery, sales increased as demand for perishables, candy, beverages, packaged goods, dairy, bakery, and frozen foods categories increased compared to the third quarter of fiscal year 2021, partially offset by a decrease in demand for health and beauty, household cleaning, and baby categories.
Membership fee income

We continue to see growth in the size and quality of our membership base. Membership fee income was $99.5 million in the third quarter of fiscal year 2022 compared to $91.5 million in the third quarter of fiscal year 2021, an 8.7% increase. The increase was primarily driven by membership renewals, new members and increased penetration of higher-tier membership levels, evidencing the strength of our membership quality.
Cost of sales

Cost of sales consists primarily of the direct cost of merchandise and gasoline sold at our clubs, including costs associated with operating our distribution centers, including payroll and benefits, occupancy costs and depreciation; fleet and freight expenses associated with transporting merchandise from vendors to our distribution centers and from distribution centers to our clubs, and vendor allowances, rebates and cash discounts. We continue to experience inflation across most categories and have invested in certain categories to preserve our member value proposition.

Cost of sales was $3.9 billion, or 83.4% of net sales, in the third quarter of fiscal year 2022 compared to $3.5 billion, or 83.2% of net sales, in the third quarter of fiscal year 2021. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, decreased 30 basis points over the prior year period. Merchandise margins were impacted by increased supply chain costs as well as investments in inflationary categories.
Selling, general and administrative expenses

SG&A consists of various expenses related to supporting and facilitating the sale of merchandise in our clubs, including the following: payroll and benefits; rent, depreciation and other occupancy costs for retail and corporate locations; advertising expenses; tender costs, including credit and debit card fees; amortization of intangible assets; and consulting, legal, insurance, acquisition and integration costs, and other professional services expenses.

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. We expect that our SG&A will increase in future periods due to investments made to spur comparable club sales growth and our expanding footprint as we open new clubs. In addition, any future increases in wages, stock-based grants or modifications will increase our SG&A.

SG&A increased by 9.1% to $674.4 million in the third quarter of fiscal year 2022 from $618.0 million in the third quarter of fiscal year 2021. The year-over-year increase in SG&A was primarily driven by increased labor and occupancy costs as a result of new club and gas station openings, as well as incremental costs related to the transition of the Company’s new home office.
Pre-opening expenses

Pre-opening expenses include startup costs for new clubs and expenses will vary based on the number of new club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $10.7 million in the third quarter of fiscal year 2022 compared to $3.1 million in the third quarter of fiscal year 2021. Pre-opening expenses increased due to timing of spend for club and gas station openings year-over-year.
Interest expense
Interest expense was $12.5 million in the third quarter of fiscal year 2022 compared to $11.9 million in the third quarter of fiscal year 2021. The slight increase is primarily due to the loss on debt as a result of payment on the First Lien Term Loan and rising interest rates in the third quarter fiscal 2022. In addition, the third quarter of fiscal year 2021 included a net gain on our ineffective cash flow hedges in connection with the payment of outstanding amounts under the ABL Facility.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 26.8% and 20.0% for the third quarters of fiscal years 2022 and 2021, respectively. The increase in the effective tax rate is due primarily to lower excess tax benefits from stock-based compensation in the current year period.
Thirty-Nine Weeks Ended October 29, 2022 (First Nine Months of Fiscal Year 2022) Compared to Thirty-Nine Weeks Ended October 30, 2021 (First Nine Months of Fiscal Year 2021)
Net Sales
Net sales are derived from direct retail sales to customers in our clubs and online, net of merchandise returns and discounts. Growth in net sales is impacted by opening new clubs and increases in comparable club sales. Net sales for the first nine months of fiscal year 2022 were $14.1 billion, a 17.0% increase from net sales reported for the first nine months of fiscal year 2021 of $12.0 billion. The increase was due primarily to a 14.6% increase in comparable club sales.
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

Thirty-Nine Weeks Ended
October 29, 2022
Comparable club sales	14.6%
Less: contribution from gasoline sales	8.9%
Merchandise comparable club sales	5.7%

Merchandise comparable club sales increased by 5.7% in the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2021 driven by an increase in sales of groceries of approximately 7% partially offset by a decrease in sales of general merchandise and services of approximately 3%. In grocery, sales increased in the current year period as demand for beverages, candy, active nutrition, fresh meat, dairy and bakery categories increased compared to the first nine months of fiscal year 2021, partially offset by a decrease in demand for health and beauty and household cleaning categories. General merchandise realized headwinds in consumer electronics and small appliances as consumers face pressure around discretionary spend due to inflation.
Membership fee income

We continue to see growth in the size and quality of our membership base. Membership fee income was $294.9 million in the first nine months of fiscal year 2022 compared to $266.6 million in the first nine months of fiscal year 2021, a 10.6% increase. The increase was primarily driven by membership renewals, new members and increased penetration of higher-tier membership levels, evidencing the strength of our membership quality.
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

Cost of sales was $11.9 billion, or 84.1% of net sales, in the first nine months of fiscal year 2022 compared to $10.0 billion, or 83.3% of net sales, in the first nine months of fiscal year 2021. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, decreased 40 basis points in the current year period over the first nine months of fiscal year 2021. Merchandise margins were impacted by increased supply chain costs, investments in inflationary categories and market driven markdowns in general merchandise categories.
Selling, general and administrative expenses

SG&A consists of various expenses related to supporting and facilitating the sale of merchandise in our clubs, including the following: payroll and benefits; rent, depreciation and other occupancy costs for retail and corporate locations; advertising expenses; tender costs, including credit and debit card fees; amortization of intangible assets; and consulting, legal, insurance, acquisition and integration costs, and other professional services expenses.

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. We expect that our SG&A will increase in future periods due to investments made to spur comparable club sales growth and our expanding footprint as we open new clubs. In addition, any future increases in wages, stock-based grants or modifications will increase our SG&A.

SG&A increased by 8.0% to $2.0 billion in the first nine months of fiscal year 2022 from $1.8 billion in the first nine months of fiscal year 2021. The year-over-year increase in SG&A was primarily driven by increased labor costs as a result of last year’s wage investments as well as the acquisition and integration expenses related to the Acquisition.
Pre-opening expenses

Pre-opening expenses include startup costs for new clubs and expenses will vary based on the number of new club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $21.5 million in the first nine months of fiscal year 2022 compared to $5.3 million in the first nine months of fiscal year 2021. Pre-opening expenses increased due to timing of spend for club and gas station openings year-over-year.
Interest expense
Interest expense was $31.2 million in the first nine months of fiscal year 2022 compared to $47.6 million in the first nine months of fiscal year 2021. The decrease is due to lower debt balances outstanding throughout the first nine months of fiscal year 2022 on the First Lien Term Loan as compared to the first nine months of fiscal year 2021, partially offset by an increase in debt outstanding under our ABL Facility and ABL Revolving Facility during the first nine months of fiscal year 2022, as well as an increase in interest rates. In addition, the first nine months of fiscal year 2021 included net losses on our ineffective cash flow hedges in connection with the payment of outstanding amounts under the ABL Facility.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 25.1% and 22.6% for the first nine months of fiscal years 2022 and 2021, respectively. The increase in the effective tax rate is due primarily to lower excess tax benefits from stock-based compensation in the current year period.
Non-GAAP Financial Measures
The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with GAAP. In addition to relevant GAAP measures we also provide non-GAAP measures, including adjusted EBITDA, comparable club sales, free cash flow, adjusted net income and adjusted net income per diluted share because management believes these metrics are useful to investors and analysts by excluding items that we do not believe are indicative of our core operating performance. These measures are customary for our industry and commonly used by competitors. These non-GAAP financial measures should not be reviewed in isolation or considered as an alternative to any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, adjusted EBITDA, comparable club sales, free cash flow, adjusted net income and adjusted net income per diluted share may not be comparable to similarly titled measures used by other companies in our industry or across different industries. Free cash flow is discussed within the Liquidity and Capital Resources section below.
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
The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Income from continuing operations	$131,394	$126,602	$384,862	$319,185
Interest expense, net	12,450	11,854	31,166	47,567
Provision for income taxes	48,124	31,700	129,165	93,442
Depreciation and amortization	52,166	45,830	149,259	135,664
Stock-based compensation expense	9,463	7,794	27,965	42,428
Pre-opening expenses (a)	10,707	3,071	21,508	5,265
Non-cash rent (b)	1,025	1,387	3,127	4,569
Acquisition and integration costs (c)	857	—	12,324	—
Home office transition costs (d)	5,897	—	7,096	—
Severance (e)	—	—	—	2,300
Other adjustments (f)	222	161	332	529
Adjusted EBITDA	$272,305	$228,399	$766,804	$650,949
Adjusted EBITDA as a percentage of net sales	5.8%	5.5%	5.4%	5.4%
(a)    Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.
(b)    Represents an adjustment to remove the non-cash portion of rent expense.
(c)    Represents costs related to the acquisition and integration of assets from Burris Logistics, including due diligence, legal, and other consulting expenses.
(d)    Represents incremental rent expense, other non-recurring lease costs and write-off of impaired assets as the Company transitions home office locations in fiscal 2022.
(e)    Represents severance charges associated with labor reductions that resulted from the realignment of our field operations.
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

We believe adjusted net income and adjusted net income per diluted share are useful metrics to investors and analysts because they present more meaningful year-over-year comparisons for our net income and net income per diluted share because adjusted items are not the result of our normal operations.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income as reported	$129,942	$126,517	$383,396	$319,084
Adjustments:
Stock-based compensation related to acceleration of stock awards (a)	—	—	—	17,494
Acquisition and integration costs (b)	857	—	12,324	—
Home office transition costs (c)	5,897	—	7,096	—
Impairment expense on discontinued operations club lease	1,199	—	1,199	—
(Gain) loss on cash flow hedge (d)	—	(808)	(165)	7,146
Charges related to debt payments (e)	298	—	687	657
Severance (f)	—	—	—	2,300
Tax impact of adjustments to net income (g)	(2,363)	226	(5,987)	(7,727)
Adjusted net income	$135,830	$125,935	$398,550	$338,954
(a)Represents accelerated vesting of equity awards, which were related to the passing of a former executive.
(b)Represents costs related to the acquisition and integration of assets from Burris Logistics, including due diligence, legal, and other consulting expenses.
(c)Represents incremental rent expense, other non-recurring lease costs and write-off of impaired assets as the Company transitions home office locations in fiscal 2022.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from the ABL Facility and the ABL Revolving Facility. As of October 29, 2022, cash and cash equivalents totaled $34.6 million and we had $774.8 million of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures; fund share repurchases and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.

In the first nine months of fiscal year 2022, we used $108.7 million of available cash to repurchase 1,608,325 shares under the 2021 Repurchase Program. In addition, we used $50.0 million of available cash to extinguish the term loan associated with the ABL Facility.

We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021
Net cash provided by operating activities	$612,857	$733,175
Net cash used in investing activities	(659,737)	(203,418)
Net cash provided by (used in) financing activities	36,088	(488,584)
Net increase (decrease) in cash and cash equivalents	$(10,792)	$41,173

Net Cash from Operating Activities
Net cash provided by operating activities was $612.9 million for the first nine months of fiscal year 2022 compared to $733.2 million for the first nine months of fiscal year 2021. The decrease in operating cash flow was primarily due to inflation in inventory, seasonal build of inventory in our acquired perishable distribution centers and new club inventory, partially offset by income from operations compared to the prior year.
Net Cash from Investing Activities
Cash used for investing activities was $659.7 million for the first nine months of fiscal year 2022, compared to $203.4 million for the first nine months of fiscal year 2021. The increase is primarily due to the Acquisition, as well as the timing, volume and cost of property, plant and equipment additions as we continue to expand our footprint.
Net Cash from Financing Activities
Net cash provided by financing activities for the first nine months of fiscal year 2022 was $36.1 million compared to net cash used in financing activities of $488.6 million for the first nine months of fiscal year 2021. The change is primarily driven by the draw down of debt on the ABL Facility and the ABL Revolving Facility in the first nine months of fiscal year 2022 as compared to debt payments in the nine months of fiscal year 2021. The majority of the year-over-year change is driven by net borrowings to fund the Acquisition.
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

The following is a reconciliation of our net cash provided by operating activities to free cash flow for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net cash provided by operating activities	$169,805	$173,862	$612,857	$733,175
Less: Additions to property and equipment, net of disposals	102,774	74,690	294,308	222,498
Plus: Proceeds from sale leaseback transactions	8,418	—	11,092	19,080
Free cash flow	$75,449	$99,172	$329,641	$529,757
Free cash flow decreased to $75.4 million for the third quarter of fiscal year 2022 compared to $99.2 million for the third quarter of fiscal year 2021. Free cash flow decreased to $329.6 million in the first nine months of fiscal year 2022 compared to $529.8 million in the first nine months of 2021. The decrease in both periods is the result of higher cash outflows for working capital, specifically inventory related to our perishable distribution centers, new club growth and inflation.
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
At October 29, 2022, there was $295.0 million outstanding in loans under the ABL Revolving Facility and $12.7 million in outstanding letters of credit. The interest rate on the revolving credit facility was 4.73% and unused capacity was $774.8 million.
At October 29, 2022, the interest rate for the First Lien Term Loan was 5.35% and there was $601.9 million outstanding. See Note 4, "Debt and Credit Arrangements" of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Material Cash Commitments
Our material cash commitments consist primarily of debt obligations, interest payments, leases and purchase orders for merchandise inventory. These material cash commitments impact our short-term and long-term liquidity and capital needs. As of October 29, 2022, other than those items related to the ordinary course of operations of our business such as inventory purchases, new leases and lease amendments, there were no material changes to our material cash commitments from those described in our Annual Report on Form 10-K for the fiscal year 2021.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 29, 2022.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year 2021, except as set forth below
We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the second quarter of fiscal year 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b) (in thousands)
July 31, 2022 to August 27, 2022	18,798	$71.43	15,000	$411,484
August 28, 2022 to October 1, 2022	302,354	74.76	289,219	389,909
October 2, 2022 to October 29, 2022	388,552	72.07	380,600	362,482
Total	709,704	$73.20	684,819
(a)Includes 3,798 shares of common stock for the period July 31, 2022 to August 27, 2022, 13,135 shares of common stock for the period August 28, 2022 to October 1, 2022, and 7,952 shares of common stock for the period October 2, 2022 to October 29, 2022 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 7 "Treasury Shares and Share Repurchase Programs" of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: November 23, 2022	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)