Form 10-K
period 2023-01-28
BJ's Wholesale Club Holdings, Inc.
filed 2023-03-16
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023 or
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File No. 001-38559
_____________________________
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_____________________________
Delaware
State or other jurisdiction of
incorporation or organization

350 Campus Drive
Marlborough, Massachusetts
(Address of principal executive offices)
45-2936287
(I.R.S. Employer
Identification No.)

01752
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates as of July 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,100,000,000. For purposes of this calculation, the registrant has excluded the market value of all shares of its voting common equity reported as beneficially owned by the executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant. The registrant has no non-voting common equity.
The number of outstanding shares of common stock of the registrant as of March 8, 2023 was 133,903,598.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2022 fiscal year pursuant to Regulation 14A.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K should be considered forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, including expectations regarding deferred revenue, lease commencement dates, impact of infrastructure investments on our operating model and selling, general and administrative expenses, sales of gasoline and gross profit margin rates, and new club and gas station openings, as well as statements that include terms such as "may", "will", "should", "expect", "plan", "anticipate", "could", "intend", "project", "believe", "estimate", "predict", "continue", "forecast", "would", or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:
•uncertainties in the financial markets and the effect of certain economic conditions, including recent inflation, or events on consumer and small business spending patterns and debt levels;
•risks related to our dependence on having a large and loyal membership;
•domestic and international economic conditions, including continued high inflation rates or further increases in inflation or interest rates, supply chain disruptions, construction delays and exchange rates;
•our ability to procure the merchandise we sell at the best possible prices;
•the effects of competition in, and regulation of, the retail industry;
•our dependence on vendors to supply us with quality merchandise at the right time and at the right price;
•risks related to our indebtedness;
•changes in laws related to, or the governments administration of, the Supplemental Nutrition Assistance Program or its electronic benefit transfer systems;
•the risks and uncertainties related to the ongoing impact of the coronavirus (COVID-19) pandemic, or the impact of any future pandemic, epidemic or outbreak of any other highly infectious disease;
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
•risks relating to our ability to attract and retain a qualified management team and other team members;
•risks relating to our ability to implement our growth strategy by opening new clubs, gasoline stations, and integrating newly acquired distribution centers; and
•the other risk factors identified in our filings with the Securities and Exchange Commission, including in particular those set forth under Item 1A. "Risk Factors" in this Annual Report on Form 10-K.

Given these uncertainties, you should not place undue reliance on any forward-looking statements. Except as required by applicable law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future, and you should not rely upon these forward-looking statements after the date of this Annual Report on Form 10-K.
TRADEMARKS
BJ’s Wholesale Club®, BJ’s®, Wellsley Farms®, Berkley Jensen®, My BJ’s Perks®, BJ’s Easy Renewal®, BJ’s Gas®, BJ’s Perks Elite®, BJ’s Perks Plus®, Inner Circle®, ExpressPay®, and BJ’s Perks Rewards®, are all registered trademarks of BJ's Wholesale Club, Inc. Other trademarks, tradenames and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of those other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report on Form 10-K may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks.
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
•ABL Facility" means the Company’s senior secured asset based revolving credit and term facility that was terminated on July 28, 2022;
•"ABL Revolving Facility" means the Company's revolving credit facility entered into on July 28, 2022;
•"ABL Revolving Commitment" means the aggregate committed amount of $1.2 billion under the ABL Revolving Facility;
•"First Lien Term Loan" means the Company’s senior secured first lien term loan facility that was amended on January 5, 2023;
•"Third Amendment" means the Company’s third amendment to the senior secured former first lien term loan facility that was entered into on January 5, 2023;
•"fiscal year 2020" means the 52 weeks ended January 30, 2021;
•"fiscal year 2021" means the 52 weeks ended January 29, 2022;
•"fiscal year 2022" means the 52 weeks ending January 28, 2023;
•"fiscal year 2023" means the 53 weeks ending February 3, 2024;
•"GAAP" means generally accepted accounting principles in the United States of America;
•"ESPP" means the Company's Employee Stock Purchase Plan; and
•"the Acquisition" means the Company's acquisition of the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics, LLC on May 2, 2022.
BASIS OF PRESENTATION
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2023" relate to the 53 weeks ending February 3, 2024, references herein to "fiscal year 2022" relate to the 52 weeks ended January 28, 2023, references herein to "fiscal year 2021" relate to the 52 weeks ended January 29, 2022 and references herein to "fiscal year 2020" relate to the 52 weeks ended January 30, 2021. In this

Annual Report on Form 10-K, unless otherwise noted, when we compare a metric (such as comparable club sales) between one period and a "prior period," we are comparing it to the analogous period from the prior fiscal year.

PART I
Item 1. Business
General
BJ’s Wholesale Club is a leading warehouse club operator concentrated primarily on the eastern half of the United States. We deliver significant value to our members, consistently offering 25% or more savings on a representative basket of manufacturer-branded groceries compared to traditional supermarket competitors. We provide a curated assortment focused on perishable products, continuously refreshed general merchandise, gasoline and other ancillary services, coupon books, and promotions to deliver a differentiated shopping experience that is further enhanced by our digital capabilities.
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 235 large-format, high volume warehouse clubs and 164 gas stations spanning 18 states as of fiscal year end 2022. In our New England markets, which have high population density and generate a disproportionate part of U.S. gross domestic product ("GDP"), we operate more than three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club ("BOPIC") service, curbside delivery, same-day home delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces where members receive preferential pricing by linking their membership. We also launched Same-Day Select in the first quarter of fiscal year 2022, which offers BJ’s members the ability to pay a one-time fee for either unlimited or twelve same-day grocery deliveries over a one-year period.
Our leadership team continues to focus on transforming how we use data to improve member experience, instilling a culture of cost discipline, adopting a more proactive approach to growing our membership base and building an omnichannel offering oriented towards making shopping at BJ’s more convenient. These changes continue to delivered results rapidly, evidenced by year-over-year income from continuing operations growth, consecutive quarter comparable club sales growth and adjusted EBITDA growth over the last four years.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have more than six and a half million members paying annual fees to gain access to savings on groceries and general merchandise and services. The annual membership fee for our Inner Circle® membership is generally $55, and the annual membership fee for our BJ’s Club+ (formerly Perks Rewards®) membership, which offers additional value-enhancing features, is generally $110. We believe that members can save over ten times their $55 Inner Circle membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent over $3.7 billion in annual sales, and are the largest brands we sell in terms of volume. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income ("MFI") was $396.7 million for fiscal year 2022.
On May 2, 2022, the Company completed its acquisition of the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics (the "Acquisition"), which brings substantially all of the end-to-end perishable supply chain in-house. See Note 19, "Acquisitions" of our condensed consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the Acquisition.
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
Our Clubs
As of January 28, 2023, we operated 235 clubs ranging in size from 44,000 square feet to 177,000 square feet. We aim to locate our larger clubs in high density, high traffic locations that are difficult to replicate. We design our smaller format clubs to serve markets whose population is not sufficient to support a larger club or that are in locations, such as urban areas, where there is inadequate real estate space for a larger club. Including space for parking, the amount of land required for a BJ’s club generally ranges from ten acres to approximately fourteen acres. Our clubs are located in both free-standing locations and shopping centers.
Our ability to achieve profitable operations depends upon high sales volumes and the efficient operation of our warehouse clubs. We buy most of our merchandise directly from manufacturers and route it to cross-docking consolidation points (distribution centers) or directly to our clubs. Our company-operated distribution centers receive large shipments from manufacturers and quickly ship these goods to individual clubs, generally within 24 hours. This process creates freight volume and handling efficiencies, eliminating many costs associated with traditional multiple-step distribution channels, including distributors’ commissions and the cost of storing merchandise in central distribution facilities. We work closely with manufacturers to minimize the amount of handling required once merchandise is received at a club. Merchandise for sale is generally displayed on pallets containing large quantities of each item, thereby reducing labor required for handling, stocking and restocking. Back-up merchandise is generally stored in steel racks above the sales floor.
A summary of our club locations by market as of January 28, 2023 is set forth in the table below:

Market	Club Count
New York	47
Florida	35
Massachusetts	25
New Jersey	24
Pennsylvania	19
Virginia	14
Connecticut	13
Maryland	12
North Carolina	9
New Hampshire	7
Ohio	7
Georgia	5
Michigan	5
Delaware	4
Rhode Island	4
Maine	3
South Carolina	1
Indiana	1
Segments
Our retail operations, which include retail club and other sales procured from our clubs and distribution centers, represent substantially all of our consolidated total revenues, are our only reportable segment. All of our identifiable assets are located in the United States. We do not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.

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
•Grocery: consists of our meat, produce, dairy, bakery, deli and frozen products, packaged foods, beverages, detergents, disinfectants, paper products, beauty care, adult and baby care and pet foods, which constituted approximately 85% of our merchandise sales for fiscal year 2022.
•General merchandise and services: consists of optical, tires, small appliances, televisions, electronics, seasonal goods, gift cards, and apparel, which constituted approximately 15% of our merchandise sales for fiscal year 2022.
BJ’s consumer-focused private label products, sold under Wellsley Farms® and Berkley Jensen® brands, comprised approximately 24% of our total net sales, excluding gasoline, in fiscal year 2022. These products are primarily premium quality and generally are priced below the branded competing product. We focus both on a group of core private label products that compete with national brands that have among the highest market share and yield high margins and on differentiated products that drive member loyalty.
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
As of January 28, 2023, we had 164 gasoline stations in operation at or near our clubs. The gas stations are generally self-service, with some locations accepting cash. We generally maintain our gas prices below the average retail prices in each market as a means of illustrating a favorable price image to existing and prospective members.
Omnichannel Offerings
We have built a robust omnichannel portfolio which consists of BJs.com, BerkleyJensen.com, Wellsleyfarms.com, as well as the BJ’s mobile app.  We have made it easier for members to purchase, review products, digitally add coupons to their membership card and view annual member savings. BJs.com showcases our club assortment available to members along with review ratings and coupons for added savings.  The above omnichannel portfolio offers our members convenient ways to shop, including our BOPIC service, curbside delivery, same-day home delivery or traditional ship-to-home service. Our app delivers personalized promotions, improved shopping experiences, and an efficient gateway to our fulfillment options. Our members appreciate the convenience of the BJ’s mobile app, as evidenced by millions of downloads since fiscal year 2019, as well as ExpressPay®, which allows members to skip checkout lines when they shop in club by paying with their phones. In the fourth quarter of fiscal year 2022, we announced the launch of our retail media program, BJ’s Media Edge™, using Microsoft PromoteIQ. The program offers brands a comprehensive advertising solution to connect with BJ’s members.
Membership
Paid membership is an essential element of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We have a large base of more than six and a half million paid memberships as of January 28, 2023. Our target customers care about value, quality and convenience and shop at warehouse clubs for their family needs. Our target customers are a price sensitive demographic with large household sizes, representing the largest segment of warehouse club shoppers in BJ’s trade areas.
We offer two core types of memberships: Inner Circle® memberships and business memberships. We generally charge $55 per year for a primary Inner Circle membership that includes one additional card for a household member. Primary members may purchase up to three supplemental memberships for $30 each. A primary business membership typically costs

$55 per year and includes one free supplemental membership. Business members may purchase up to eight additional supplemental business memberships at $30 each. U.S. military personnel—active and veteran—who enroll at a BJ’s club location can do so for a reduced membership fee.
We are currently rebranding our higher tier membership from BJ’s Perks Rewards® to Club+, which offers members the opportunity to earn 2% cash back on most in-club and bjs.com purchases and 5-cent per gallon discount on gasoline. The annual fee for a Club+ membership is generally $110 per year. We are also launching our new BJ's One™ and BJ's One+™ Mastercard® credit cards (formerly the My BJ’s Perks® program) These cards provide members with the opportunity to earn up to 5% cash back on purchases made at our clubs or online at bjs.com and up to a 15-cent per gallon discount on gasoline when paying with a BJ's One™ or BJ's One+™ Mastercard® at our BJ’s Gas locations. Since fiscal year 2014, we have grown co-branded Mastercard® holders by over 900%. In fiscal year 2022, BJ’s Perks Rewards members and co-branded Mastercard® members accounted for 38% of members and 52% of merchandise spend (excludes gas and membership fee income), compared to 35% of members and 45% of spend in fiscal year 2021.
Advertising and Public Relations
We promote customer awareness of our clubs primarily through social media, direct mail, public relations efforts, radio advertising, community involvement, new club marketing programs and various publications sent to our members periodically throughout the year. These methods result in lower marketing expenses compared to typical retailers.
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
Employees and Human Capital Resources
As of January 28, 2023, we had over 34,000 full-time and part-time employees, whom we refer to as team members. None of our team members are represented by a union. We consider our relations with our team members to be good.
Team Member Engagement. We provide all team members with the opportunity to share their opinions and feedback on our culture through a survey that is performed every year. Results of the survey are measured and analyzed to enhance the team member experience, promote retention of team members, drive change, and leverage the overall success of our Company.
Diversity. We strive to foster a work environment that includes and embraces diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience. As of the end of fiscal year 2022, 43% of our total workforce were women and 55% were minorities. During fiscal year 2022, 41% of our new hires were women and 66% of our new hires were minorities. We have a zero-tolerance policy on discrimination and harassment and have several systems under which team members can report incidents confidentially or anonymously and without fear of reprisal. We have an Inclusion & Diversity Council which is comprised of a cross-functional team representing diversity of backgrounds, ethnicity, gender, and self-identification. This council is responsible for identifying and driving actions and initiatives to advance the Company’s inclusion and diversity mission.
Total Rewards. We believe our team members are the key to our success and we offer competitive programs to meet the needs of our colleagues and their families. Our programs include annual bonuses, 401(k) plans, stock awards, an employee stock purchase plan, paid time off, flexible work schedules, family leave, team member assistance programs, and more, based on eligibility criteria.  We take the health and wellness of our team members seriously.  We provide our eligible team members with access to a variety of innovative, flexible and convenient health and wellness programs. Additionally, the Company provides resources, such as an onsite chiropractor, a health clinic and access to a fitness center for team members. Such programs are designed to support team members’ physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. The Company also provides team members with comprehensive medical benefits, dental, and behavioral and mental wellness benefits.
Team Member Development. Training and development programs for our team members help retain and advance them into future roles with the company.  We provide online and on-the-job training through innovative delivery tools which are easy to use and focused on the core skills needed to be successful at the Company. We provide several management and leadership programs that develop and educate our leaders so they can provide the best work environment and growth opportunities to all our team members.
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
Corporate Information
BJ’s Wholesale Club Holdings Inc. (formerly Beacon Holding, Inc.) was incorporated on February 23, 2018. On July 2, 2018, BJ’s Wholesale Club Holdings, Inc. became a publicly traded entity in connection with its IPO and listing on the New York Stock Exchange ("NYSE") under the ticker symbol "BJ." Our principal operating subsidiary is BJ’s Wholesale Club, Inc., which is a wholly owned subsidiary of BJ's Wholesale Club Holdings.
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
Information About our Executive Officers
The following are the executive officers of BJ’s Wholesale Club as of March 16, 2023:

Name	Age	Office and Business Experience
Robert W. Eddy	50
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

Mr. Eddy currently serves as a member of the Board of Directors and Executive Committee of the National Retail Federation. From 2013 to 2017, Mr. Eddy chaired the Financial Executives Council of the National Retail Federation. He is also a member of the Board of Trustees of The Boston Children's Hospital and is a member of the College Advisory Board for Babson College.

Laura L. Felice	41	Laura L. Felice has served as our Executive Vice President, Chief Financial Officer since April 2021. From November 2016 to April 2021, Ms. Felice served as Senior Vice President, Controller and was responsible for the integrity of our financial records. Before joining BJ’s, Ms. Felice worked at Clarks Americas, Inc., a British shoe manufacturer and retailer, and held positions of increasing responsibility since 2008. She served most recently as Senior Vice President of Finance from November 2015 to November 2016, where she led all aspects of commercial finance for the Americas region distribution channels. Additionally, Ms. Felice worked at PricewaterhouseCoopers LLP, a multinational professional services firm from 2003 to 2008. She is a Certified Public Accountant and currently serves as a Board member, Vice-Chair and Finance Committee Chair for the Massachusetts Society of CPAs. Ms. Felice also currently serves a a Board member of Broadstone Net Lease, LLC (NYSE: BNL). She holds a Master of Accounting and a bachelor’s degree with a double major in Finance and Accounting from Boston College.

Paul Cichocki	53	Paul Cichocki has served as our Executive Vice President, Chief Commercial Officer since April 2021 and oversees merchandising, membership, marketing and analytics. From April 2020 to April 2021, Mr. Cichocki served as Executive Vice President, Membership, Analytics and Business Transformation and was responsible for the strategy and vision for the Company's membership, marketing and analytics divisions. Prior to joining BJ’s, Mr. Cichocki most recently served as Partner at Bain & Company, a management consulting firm, from 2005 to April 2020, where he led Bain’s scale consulting delivery capabilities and was responsible for integrating and coordinating Bain’s consulting support and delivery organizations globally. He initially joined Bain & Company in 1997 as a consultant and spent more than 20 years serving clients across a range of industries, including retail, consumer products, financial services and food and beverage. Mr. Cichocki was also a member of Bain & Company’s Global Operating Committee from 2017 to 2020 and Investment Committee from 2019 to 2020. Prior to Bain & Company, Mr. Cichocki worked as an Operating Manager at Frito-Lay, a snack manufacturing division of PepsiCo., from 1991 to 1995. Mr. Cichocki attended Harvard Business School, where he earned a Master of Business Administration with distinction. He is also a graduate from the University of Massachusetts, where he received a bachelor’s degree in operations management with high honors.

Jeff Desroches	46	Jeff Desroches joined BJ's in 2001 and has served as our Executive Vice President, Chief Operations Officer since April 2018. As Executive Vice President, Chief Operations Officer, Mr. Desroches leads all operations, Club Team Members, Regional Field Staff, and policies and procedures at all the Company’s clubs and fuel stations as well as omni fulfillment, supply chain and asset protection. Prior to that, Mr. Desroches held several positions at BJ's, including Regional Asset Protection Manager for the Metro New York market from 2001 to 2007, Vice President of Asset Protection from 2007 to 2010 and Senior Vice President of Supply Chain from 2010 until his promotion to his current role in April 2018. Prior to BJ’s, Mr. Desroches held various operational and warehousing roles at Service Merchandise Company, Inc., a retail chain, from 1993 to 2000 and Kmart Corporation, a discount department store chain, from 2000 to 2001. He holds a bachelor’s degree in Criminal Justice and Law Enforcement Administration from American Intercontinental University.

Scott Kessler	56	Scott Kessler has served as our Executive Vice President, Chief Information Officer since May 2017 and is responsible for information technology, including ensuring that the Company has the technology, systems and people in place to support the Company’s transformation. Prior to joining the Company, he was Executive Vice President, Chief Information Officer at Belk, Inc., a department store chain, from 2014 to October 2016, where he led efforts to strengthen the information technology systems, improve system operations and further define the omnichannel roadmap. Prior to that, Mr. Kessler was Senior Vice President, Products Technology at GSI Commerce, Inc., a technology and services company, from 2004 to 2013. Mr. Kessler holds a Master of Business Administration and a bachelor’s degree from Fairleigh Dickinson University.

Graham N. Luce	53	Graham N. Luce currently serves as our Executive Vice President, General Counsel and Secretary and provides senior management with strategic advice on Company initiatives, complex business transactions and litigation, as well as counsel on all corporate governance-related matters. He joined the Company in April 2015 as Senior Vice President, General Counsel and Secretary and served in that role until March 2023. Prior to jointing the Company, Mr. Luce worked at Bain & Company, a management consulting firm, from 2000 to April 2015 and Goodwin Procter LLP, a global law firm, from 1995 to 2000. He holds a Juris Doctor from Boston University School of Law and bachelor’s degrees in Political Science and Electrical Engineering from Tufts University.

Monica Schwartz	48	Monica Schwartz has served as our Executive Vice President, Chief Digital Officer since October 2021 and is responsible for driving the Company’s vision and strategy for its e-commerce and omnichannel efforts. She joined the Company in August 2020 and previously served as our Senior Vice President, Chief Digital Officer from August 2020 to October 2021. Ms. Schwartz most recently served as Vice President, Online Merchandising at The Home Depot, Inc., a home improvement retailer, from December 2017 to September 2019 and was responsible for the e-commerce site and driving innovation. Prior to that, she served as the Executive Vice President of Digital at Nine West Group, a fashion retailer, from 2015 to 2017. From 2014 to 2015 Ms. Schwartz served as Chief Global Digital Officer at Stuart Weitzman Holdings, LLC, a women’s footwear and handbag retailer. From 2012 to 2014, she served as Executive Director, e-commerce at David Yurman Enterprises, LLC, a jewelry design company. Prior to that she held positions of increasing responsibility at E-bay, Inc., an e-commerce corporation, from 2007 to 2012. From 2005 to 2007, she held positions with Countrywide Financial Corporation, a financial services company, and from 1998 to 2001 she held positions with MediaHippo, an interactive media agency. She holds a Master of Business Administration at the University of California, Los Angeles Anderson School of Management and a bachelor’s degree in Fine Arts from Miami University.

William C. Werner	45	William C. Werner has served as our Executive Vice President, Strategy and Development since April 2021 and is responsible for building the Company’s market expansion and key strategic initiatives. Previously, Mr. Werner served as our Senior Vice President, Strategic Planning and Investor Relations from November 2016 to April 2021, Senior Vice President, Finance from 2013 to November 2016 and as our Vice President, Accounting and Financial Reporting from 2012 to 2013. Prior to joining the Company, Mr. Werner was a Director in the Deals practice at PricewaterhouseCoopers LLP, a multinational professional services firm, from 2007 to 2012. He holds a bachelor’s degree with a double major in Mathematics and Accounting from the College of the Holy Cross.

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
Our results of operations are affected by the level of consumer spending and, therefore, by changes in the economic factors that impact consumer spending. Certain economic conditions or events, such as a contraction in the financial markets; high rates of inflation or deflation; high unemployment levels; decreases in consumer disposable income; unavailability of consumer credit; higher consumer debt levels; higher tax rates and other changes in tax laws; higher interest rates; higher fuel, energy and other commodity costs; weakness in the housing market; higher insurance and health care costs; and product cost increases resulting from an increase in commodity prices or supply chain issues, could reduce or shift consumer spending generally, which could cause our customers to spend less or to shift their spending to our competitors. Reduced consumer spending may result in reduced demand for our items and may also require increased selling and promotional expenses. Issues or trends that affect consumer spending broadly could affect spending by our members disproportionately. A reduction or shift in consumer spending could negatively impact our business, results of operations and financial condition.
We depend on having a large and loyal membership, and any harm to our relationship with our members could have a material adverse effect on our business, net sales and results of operations.
We depend on having a large and loyal membership. The extent to which we achieve growth in our membership base and sustain high renewal rates materially influences our profitability. Further, our net sales are directly affected by the number of our members, the number of members and holders of our co-branded credit cards, the frequency with which our members shop at our clubs and the amount they spend on those trips, which means the loyalty and enthusiasm of our members directly impacts our net sales and operating income. Accordingly, anything that would harm our relationship with our members and lead to lower membership renewal rates or reduced spending by members in our clubs could materially adversely affect our net sales, membership fee income and results of operations.
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
We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices and in a timely fashion. We source our merchandise from a wide variety of domestic and international vendors. Finding qualified vendors who meet our standards and acquiring merchandise in a timely and efficient manner are significant challenges, especially with respect to vendors located and merchandise sourced outside the United States. We have no assurances of continued supply, pricing or access to new products, and, in general, any vendor could at any time change the terms upon which it sells to us or discontinue selling to us. In addition, member demand may lead to insufficient in-stock quantities of our merchandise.
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
The coronavirus ("COVID-19"), or any future pandemic, epidemic or outbreak of any other infectious disease, could have an adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic, including the emergence of different variants, has caused, and could continue to cause, significant disruptions to the United States, regional and global economies and has contributed, and may continue to contribute, to significant volatility and negative pressure in financial markets. The extent to which the COVID-19 pandemic, or the future pandemic, epidemic or outbreak of any other highly infectious disease, affects our business, operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The COVID-19 pandemic, or any future pandemic, epidemic or outbreak of any other highly infection disease, may materially adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in this "Risk Factors" section, including:
•a complete or partial closure of, or a decrease in member traffic at, one or more of our clubs, due to government restrictions or the spread of disease among our team members or employees at a specific location;
•any difficulties and delays in obtaining products from our distributors and suppliers, delivering products to our clubs and adequately staffing our clubs and distribution centers;
•a decrease in consumer discretionary spending and confidence or changes in our members’ needs; and
•any inability to continue to provide our team members with appropriate compensation and protective measures and any limited access to our management, support staff and professional advisors.
Natural disasters and other incidents beyond our control could negatively affect our business, financial condition and results of operations.
Our business could be severely impacted by natural disasters, such as hurricanes, typhoons or earthquakes, or other incidents beyond our control, such as terrorism, war/conflict, riots, acts of violence and other crimes, particularly in locations where our centralized operating systems and administrative personnel are located. For example, our operations are concentrated primarily on the eastern half of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snow storm, could have a material adverse effect on a substantial portion of our operations. Such natural disasters or other incidents could result in, among other things, physical damage to one or more of our properties; the temporary closure of one or more of our clubs, Company-operated or contracted distribution centers or our home office facility; the temporary lack of an adequate work force in a market; a temporary or long-term disruption in merchandise distribution, including issues with the transport of goods to or from overseas; the temporary reduction in the availability of products in our clubs and online or a reduction in demand for certain of our products, each of which could have a negative adverse effect on our business, financial condition, cash flows and results of operations.
Disruptions in our merchandise distribution could adversely affect sales and member satisfaction.
We depend on the orderly operation of our merchandise receiving and distribution process through our Company-operated distribution centers. On May 2, 2022, we completed the Acquisition, which brings substantially all of our end-to-end perishable supply chain in-house. Although we believe that our receiving and distribution process is efficient, unforeseen disruptions in operations due to fires, tornadoes, hurricanes, earthquakes or other catastrophic events, labor issues or other shipping problems (which may include, but are not limited to, strikes, slowdowns or work stoppages at the ports of entry for the merchandise that we import) may result in delays in the delivery of merchandise to our clubs, which could adversely affect sales and the satisfaction of our members. In addition, increases in distribution costs (including, but not limited to, trucking and freight costs) could adversely affect our expenses, which could adversely affect our operating profit and results of operations.
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
Our co-brand credit card program may be affected by economic and regulatory conditions.
Deterioration in economic conditions could adversely affect our co-brand credit card program, including the volume of new credit accounts, the amount of credit card balances and the ability of credit card holders to pay their balances. These conditions could result in the Company receiving lower payments under the co-branded credit card program. Additionally, new laws or regulations on credit card operations may impose certain requirements and limitations on credit card providers. Compliance with these regulations may negatively impact the operation of our co-branded credit card program, resulting in lower revenue streams derived from our co-branded credit card program.
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
Our comparable club sales may be adversely affected for many reasons, including new club openings by our competitors, the opening of our own new clubs that may cannibalize existing club sales, cycling against strong sales in the prior year, by new clubs entering our comparable club base, by price reductions in response to competition, and by high rates of inflation or deflation.
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
Certain of our key performance indicators, including net sales, operating income and comparable club sales, could be negatively impacted by changes to our product mix or in the price of gasoline. For example, we continue to add private label products to our assortment of product offerings at our clubs, sold under our Wellsley Farms® and Berkley Jensen® private labels. We generally price these private label products lower than the manufacturer branded products of comparable quality that we also offer. Accordingly, a shift in our sales mix in which we sell more units of our private label products and fewer units of our manufacturer branded products would have an adverse impact on our overall net sales. Also, as we continue to add gas stations to our club base and increase our sales of gasoline, our profit margins could be adversely affected. Since gasoline generates lower profit margins than the remainder of our business, we could expect to see our overall gross profit margin rates decline as sales of gasoline increase. Alternatively, if our gasoline sales decrease over the long term our profit margins may increase, though our net sales would decrease. In addition, gasoline prices have been historically volatile and may fluctuate widely due to changes in domestic and international supply and demand. Accordingly, significant changes in gasoline prices may substantially affect our net sales notwithstanding that the profit margin and unit sales for gasoline are largely unchanged, and this effect may increase as gasoline sales make up a larger portion of our revenue. Furthermore, our gasoline sales are influenced by the overall market demand for gasoline products. A decrease in overall market demand for gasoline products may result in lower gasoline sales at our gas stations negatively affecting our net sales.
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
Our financial and operational performance is dependent on our operations in the New York metropolitan area, which accounted for 21% of net sales in fiscal year 2022. The New York metropolitan area is the city and suburbs of New York City, which includes Long Island and the Mid- and Lower Hudson Valley in the state of New York. It also includes north and central New Jersey, three counties in western Connecticut and five counties in northeastern Pennsylvania. We consider 44 of our clubs to be located in the New York metropolitan area. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our operations in the New York metropolitan area could arise from, among other things, slower growth or declines in our comparable club sales;

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
It is an important part of our business plan that we offer value to our members, including offering prices that are substantially below certain of our competitors. Accordingly, we carefully monitor the market prices of the goods we sell in order to maintain our pricing advantage. If our competitors substantially lower their prices, we would be forced to lower our prices, which could adversely impact our margins and results of operations. In addition, the market price of the goods we sell can be influenced by general economic conditions. For example, if we experience a general deflation in the prices of the goods we sell, this would reduce our net sales and potentially adversely affect our operating income. Additionally, inflation can adversely affect us by increasing the costs of materials, labor and other costs. If we are unable to increase our prices to offset the effects of inflation, our business, results of operations and financial condition could be adversely affected.
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
We lease most of our retail properties, five of our eight company-operated distribution centers and our home office. The profitability of our business is dependent on operating our current club base with favorable margins, opening and operating new clubs at a reasonable profit, renewing leases for clubs in desirable locations and, if necessary, identifying and closing underperforming clubs. We enter leases for a significant number of our club locations for varying terms. Typically, a large portion of a club’s operating expense is the cost associated with leasing the location.
We are typically responsible for taxes, utilities, insurance, repairs and maintenance for our leased retail properties. Our net lease cost for fiscal years 2022, 2021 and 2020 totaled $368.0 million, $340.3 million and $331.8 million, respectively. Our future minimum rental commitments for all operating leases in existence as of January 28, 2023 was $346.7 million for fiscal year 2023 and a total of $2.9 billion in aggregate for fiscal years 2024 through 2043. We expect that many of the new clubs we open will also be leased to us under operating leases, which will further increase our operating lease expenditures and require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our senior secured asset based revolving credit and term facility (the "ABL Revolving Facility") or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.

The operating leases for our retail properties, distribution centers and corporate office expire at various dates through fiscal year 2043. Several leases have renewal options for various periods of time at our discretion. When leases for our clubs with ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all. Further, if we attempt to relocate a club for which the lease has expired, we may be unable to find a new location for that club on commercially acceptable terms or at all, and the relocation of a club might not be successful for other reasons. Any of these factors could cause us to close clubs in desirable locations, which could have an adverse impact on our results of operations.
Over time, current club locations may not continue to be desirable because of changes in demographics within the surrounding area or a decline in shopping traffic, including traffic generated by other nearby clubs or a general shift away from in-store to digital shopping. We may not be able to terminate a particular lease if or when we would like to do so. If we decide to close clubs, we are generally required to continue to pay rent and operating expenses for the balance of the lease term, which could be expensive. Even if we are able to assign or sublease vacated locations where our lease cannot be terminated, we may remain liable on the lease obligations if the assignee or sublessee does not perform.
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
Our e-commerce business faces distinct risks, such as website disruptions, security breaches, delivery delays and hardware and software failures, and our failure to successfully manage it could have a negative impact on our profitability.
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

disruptions in telecommunications service or power outages; reliance on third parties for computer hardware and software and delivery of merchandise to our customers; rapid changes in technology; credit or debit card fraud and other payment processing related issues; changes in applicable federal and state regulations; liability for online content; cybersecurity and consumer privacy concerns and regulation; and reliance on third parties for same-day home delivery.
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
We imported approximately 4% of our merchandise directly from foreign countries such as China, Vietnam, Bangladesh and India during fiscal year 2022. In addition, many of our domestic vendors purchase a portion of their products from foreign sources.
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
We sourced approximately 4% of our merchandise abroad during fiscal year 2022. The U.S. Foreign Corrupt Practices Act and other similar laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot ensure that we will be successful in preventing our team members or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, cash flows and results of operations.
Factors associated with climate change could adversely affect our business.
We use natural gas, propane, diesel oil, refrigerants and electricity in our distribution and sale operations. Increased government regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs, which could materially affect our profitability. Climate change could affect our ability to procure needed commodities at costs and in the quantities that we currently experience. We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and which could face increased regulation Additionally, climate change may be associated with extreme weather conditions, such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels.
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
Provisions for losses related to self-insured risks are generally based upon independent actuarial determined estimates. The assumptions underlying the ultimate costs of existing claim losses can be highly unpredictable, which can affect the liability recorded for such claims. For example, variability in health care cost inflation rates inherent in these claims can affect the amounts recognized. Similarly, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes from historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could materially impact our consolidated financial statements.
Goodwill and identifiable intangible assets represent a significant portion of our total assets, and any impairment of these assets could adversely affect our results of operations.
Our goodwill and indefinite-lived intangible assets, which consist of goodwill and our trade name, represented a significant portion of our total assets as of January 28, 2023. Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators are based on market conditions and the operational performance of our business.
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
As of January 28, 2023, our total outstanding long-term debt was $447.9 million. Our leverage could expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our ABL Revolving Facility and senior secured first lien term loan facility. Our indebtedness could have important consequences to us, including: limiting our ability to deduct interest in the taxable period in which it is incurred in light of the Tax Cuts and Jobs Act and exposing us to the risk of increased interest rates as substantially all of our borrowings are at variable rates.
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
The ABL Revolving Facility and First Lien Term Loan impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.
The credit agreements governing our ABL Revolving Facility and First Lien Term Loan contain covenants that restrict our, and our subsidiaries’ ability to take various actions, such as: incur or guarantee additional indebtedness or issue certain disqualified or preferred stock; pay dividends or make other distributions on, or redeem or purchase, any equity interests or make other restricted payments; make certain acquisitions or investments; create or incur liens; transfer or sell assets; incur restrictions on the payments of dividends or other distributions from our restricted subsidiaries; alter the business that we conduct; enter into transactions with affiliates; and consummate a merger or consolidation or sell, assign, transfer, lease or otherwise dispose of all or substantially all of our assets.
The restrictions in the credit agreements governing our ABL Revolving Facility and First Lien Term Loan also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that could be in our interest.
In addition, our ability to borrow under the ABL Revolving Facility is limited by the amount of our borrowing base. Any negative impact on the elements of our borrowing base, such as accounts receivable and inventory could reduce our borrowing capacity under the ABL Revolving Facility.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations.
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory, tax and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements, including the First Lien Term Loan and the ABL Revolving Facility, may also restrict us from affecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. Our ABL Revolving Facility is scheduled to mature on July 28, 2027 and our First Lien Term Loan Facility is scheduled to mature on February 3, 2027. See "Liquidity and Capital Resources." If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.
The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.
We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or hedging transactions, but as our contracts indexed to LIBOR are converted to Secured Overnight Financing Rate (“SOFR”), the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest or hedging costs that are higher than if LIBOR remained available. Additionally, though SOFR is the recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. As of January 28, 2023, each of the agreements governing our variable rate debt transitioned to SOFR.
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
The timing and amount of repurchases of shares of our common stock, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock, our cost of capital and the nature of other investment opportunities. The Inflation Reduction Act of 2022 imposes a non-deductible 1% excise tax on the fair market value of stock repurchases, net of stock issuances, commencing in 2023 that exceed $1 million in a taxable year, which will make our share repurchase program more expensive to us. Our share repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the effectiveness of the program. Our share repurchase program may be suspended or terminated at any time without notice.
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
We currently anticipate that we will retain future earnings for the operation and expansion of our business and do not expect to pay any cash dividends on shares of our common stock in the foreseeable future. We are a holding company, and substantially all of our operations are carried out by our operating subsidiaries. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations. Under our ABL Revolving Facility and First Lien Term Loan, our operating subsidiaries are significantly restricted in their ability to pay dividends or otherwise transfer assets to us, and we expect these limitations to continue in the future. Our ability to pay dividends may also be limited by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Stockholders seeking cash dividends in the foreseeable future should not purchase our common stock.
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
We use a combination of insurance and self-insurance plans to provide for potential liability for workers’ compensation, general liability, property, cyber, trucking liability, fiduciary liability and employee and retiree health care. Liabilities associated with the risk retained by the Company are estimated based on historical claims experience and other actuarial assumptions believed to be reasonable under the circumstances. Our results of operations could be adversely impacted if actual future occurrences and claims differ from our assumptions and historical trends.
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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

The results of or concerns with events like this could include a variety of material and adverse impacts on the Company and its customers and suppliers. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding generally or our or our customers or suppliers access to cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating demands or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We operated 235 warehouse club locations as of January 28, 2023, of which 200 are leased under long-term leases and 15 are owned. We own the buildings at the remaining 20 locations, which are subject to long-term ground leases. A listing of the number of Company locations in each state is shown under Part I. "Item 1. Business."

The Company’s leases require long-term rental payments subject to various adjustments. Generally, the Company is required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales in excess of certain thresholds, or other factors. Many of the leases require escalating payments during the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term. The initial primary term of the Company’s operating leases for properties ranges from 2 to 44 years, with most of these leases having an initial term of approximately 20 years. The initial primary term of the Company’s finance leases for properties is 20 years.
We transitioned to a new home office in Marlborough, Massachusetts in fiscal year 2022. The home office, which is referred to as our "Club Support Center" occupies a total of 188,000 square feet. The lease expires on August 31, 2042. We terminated the lease on our prior home office in Westborough, Massachusetts in January of fiscal year 2022. We incurred costs in connection with the termination of the lease, including a termination charge of $7.5 million.
We operate three cross-dock distribution centers for non-perishable items and also have four perishable item distribution centers which were acquired from Burris Logistics in the second quarter of fiscal year 2022. Our cross-dock distribution centers for non-perishable items are leased under lease agreements expiring between 2031 and 2033, and range between 480,000 and 630,000 square feet in size. One of the perishable distribution centers is leased under an lease agreement expiring October 31, 2028 and the remaining three facilities are owned. The perishable distribution centers range between 114,000 and 290,000 square feet in size.
We operate another cross-dock distribution center primarily for Business-to-Business transactions, which occupies a total of 100,000 square feet. Our lease agreement for this center expires in 2029.
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
Our common stock trades on the NYSE under the symbol "BJ". As of the end of business on March 8, 2023, the trading price of our common stock closed at $74.31 per share.
Holders
As of March 8, 2023, there were approximately five record holders of our common stock. This number does not include beneficial owners whose shares were held in street name.
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
Performance Graph
The following graph illustrates a comparison of the total cumulative return on our common stock with the total cumulative return for (i) the S&P 500 Index and (ii) the S&P 500 Retail Index for the period from June 28, 2018 (the date our common stock commenced trading on the NYSE) through January 28, 2023. The graph assumes an investment of $100 in our common stock and in each index at market close on June 28, 2018 and the reinvestment of all dividends. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock.

Performance Graph
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
June 28, 2018
February 2, 2019
February 1, 2020
January 30, 2021
January 29, 2022
January 28, 2023
BJ's Wholesale Club, Inc.
S&P 500
S&P 500 Retail

	June 28, 2018 (1)	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023
BJ’s Wholesale Club, Inc.	$100.00	$120.32	$93.27	$191.23	$263.32	$316.82
S&P 500	100.00	99.64	118.75	136.74	163.16	149.86
S&P 500 Retail	100.00	95.22	113.80	159.89	168.32	138.20
(1)The Company commenced trading on June 28, 2018 and such date is presented as the starting point above.
Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase activity for the fourth quarter of 2023:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans of Programs (1)
October 30, 2022 - November 26, 2022	118,437	(2)	$75.93	115,000	$353,755,435
November 27, 2022 - December 31, 2022	486,383		68.65	486,383	320,367,469
January 1, 2023 - January 28, 2023	25,000		66.67	25,000	318,700,744
Total	629,820		$69.94	626,383	$318,700,744
(1)On November 16, 2021, the Company’s board of directors approved a new share repurchase program (the "2021 Repurchase Program"), effective immediately, that allows the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expires in January 2025.

(2)Includes 3,437 shares of common stock surrendered to the Company by team members to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 9 "Stock Incentive Plans" in the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of January 28, 2023, regarding our common stock that may be issued under the BJ’s Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the "2018 Incentive Award Plan"), the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding Inc.), as amended (the "2011 Stock Option Plan"), the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc. (f/k/a Beacon Holding Inc.), as amended (the "2012 Director Stock Option Plan") and the BJ’s Wholesale Club Holdings, Inc. Employee Stock Purchase Plan (the "ESPP").

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders
2018 Incentive Award Plan (1)	2,593,352	(2)	$13.85	(3)	5,317,455
2011 Stock Option Plan	60,141		6.70		—
2012 Director Stock Option Plan	11,813		7.00		—
ESPP (4)	—				2,038,158	(5)
Total equity compensation plans approved by stockholders	2,665,306				7,355,613
Equity compensation plans not approved by stockholders	—				—
Total equity compensation plans approved and not approved by stockholders	2,665,306				7,355,613
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
(2)Includes (i) 23,884 shares of common stock issuable pursuant to restricted stock units outstanding, (ii) 1,716,065 shares of common stock issuable upon the exercise of outstanding options, and (iii) 853,403 shares of common stock issuable pursuant to performance stock units as of January 28, 2023.
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
Overview
BJ’s Wholesale Club is a leading warehouse club operator concentrated primarily on the eastern half of the United States. We deliver significant value to our members, consistently offering 25% or more savings on a representative basket of manufacturer-branded groceries compared to traditional supermarket competitors. We provide a curated assortment focused on perishable products, continuously refreshed general merchandise, gasoline and other ancillary services, coupons, and promotions to deliver a differentiated shopping experience that is further enhanced by our digital capabilities.
Since pioneering the warehouse club model in New England in 1984, and as of the date of this filing, we have grown our footprint to 237 large-format, high volume warehouse clubs and 165 gas stations spanning 18 states. In our New England markets, which have high population density and generate a disproportionate part of U.S. GDP, we operate more than three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our BOPIC service, curbside delivery, same-day home delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces where members receive preferential pricing by linking their membership. We also launched Same-Day Select in the first quarter of fiscal year 2022, which offers BJ’s members the ability to pay a one-time fee for either unlimited or twelve same-day grocery deliveries over a one-year period.
Our leadership team continues to focus on transforming how we use data to improve member experience, instilling a culture of cost and capital discipline, adopting a more proactive approach to growing our membership base and building an omnichannel offering oriented towards making shopping at BJ’s more convenient. These changes continue to deliver results rapidly, evidenced by year-over-year income from continuing operations growth, consecutive quarter comparable club sales growth and adjusted EBITDA growth over the last four years.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have more than six and a half million members paying annual fees to gain access to savings on groceries and general merchandise and services. The annual membership fee for our Club Card (formerly Inner Circle®) membership is generally $55, and the annual membership fee for our BJ’s Club+ (formerly Perks Rewards®) membership, which offers additional value-enhancing features, is generally $110. We believe that members can save over ten times their $55 Club Card membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent over $3.7 billion in annual sales, and are the largest brands we sell in terms of volume. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $396.7 million for fiscal year 2022.
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
On May 2, 2022, we completed the Acquisition, which brought substantially all of our end-to-end perishable supply chain in-house. The Company financed the purchase price with a combination of available cash and borrowings under the Company’s revolving credit facility.
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

Size and loyalty of membership base
The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for the past two decades. Our membership fee income totaled $396.7 million in fiscal year 2022. Our tenured membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 90% at the end of fiscal year 2022.

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

Infrastructure investment
Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that expanding our club footprint, bringing substantially all of our end-to-end perishable supply chain in-house with the Acquisition, and enhancing our information systems, including our distribution center and transportation management system, and investing in hardware and digitally enabled shopping capabilities for convenience, such as BOPIC, curbside pickup, and same-day home delivery will enable us to replicate our profitable club format and provide a differentiated shopping experience. We expect these infrastructure investments to support our successful operating model across our club operations.

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

Inflation and deflation trends
Our financial results can be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, which could lead to a reduction in our sales, as well as greater margin pressure, as costs may not be able to be passed on to consumers. Changes in commodity prices and general inflation have impacted several categories of our business. Recent inflationary pressures can be attributed a several macro economic factors including supply chain disruptions, government stimulus, interest rates, and other factors which were further complicated by the COVD-19 pandemic and the ongoing conflict in Ukraine. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.
Results of Operations
Information pertaining to fiscal year 2021 was included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2022 in Part II, Item 7, "Management’s Discussion and Analysis of Financial Position and Results of Operations," which was filed with the SEC on March 17, 2022.
The following tables summarize key components of our results of operations for the periods indicated:

Statement of Operations Data (dollars in thousands):	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Net sales	$18,918,435	$16,306,365
Membership fee income	396,730	360,937
Total revenues	19,315,165	16,667,302
Cost of sales	15,883,677	13,588,612
Selling, general and administrative expenses	2,668,569	2,446,465
Pre-opening expenses	24,933	14,902
Operating income	737,986	617,323
Interest expense, net	47,462	59,444
Income from continuing operations before income taxes	690,524	557,879
Provision for income taxes	176,262	131,119
Income from continuing operations	514,262	426,760
Loss from discontinued operations, net of income taxes	(1,085)	(108)
Net income	$513,177	$426,652
Operational Data:
Total clubs at end of period	235	226
Comparable club sales	13.4%	6.5%
Merchandise comparable club sales	6.5%	(0.5)%
Adjusted EBITDA	$1,038,133	$879,550
Free cash flow	417,628	527,144
Membership renewal rate	90%	89%

Fiscal Year 2022 Compared to Fiscal Year 2021
Net Sales
Net sales are derived from direct retail sales to customers in our clubs and online, net of merchandise returns and discounts. Growth in net sales is impacted by opening new clubs and increases in comparable club sales, which may be impacted by inflation.
Net sales for fiscal year 2022 were $18.9 billion, a 16.0% increase from net sales reported for fiscal year 2021 of $16.3 billion. The increase was due primarily to a 13.4% increase in comparable club sales and incremental sales from new clubs opened over the past two years.
Comparable Club Sales and Merchandise Comparable Club Sales
We believe net sales is an important driver of our profitability, particularly comparable club sales. Comparable sales growth is a function of increasing shopping frequency from new and existing members and the amount they spend on each visit. Sales comparisons can be influenced by certain factors that are beyond our control such as changes in the cost of gasoline and macro-economic factors such as inflation. The higher comparable club sales, the more we can leverage certain of our selling, general, and administrative ("SG&A") expenses, reducing them as a percentage of sales and enhancing profitability.

Fiscal Year Ended January 29, 2022
Comparable club sales	13.4%
Less: Contribution from gasoline sales	6.9%
Merchandise comparable club sales	6.5%
Merchandise comparable club sales increased 6.5% in fiscal year 2022. The increase was driven by an increase in sales of groceries of 8.6%, which comprises approximately 85% of merchandise comparable club sales; offset by a decrease in sales of general merchandise and services of approximately 3.8%.
In grocery, sales increased in the beverages, snack, dairy and fresh poultry. In general merchandise and services, sales decreased primarily in electronics and were strongest in paper, food storage, and self-care sundries.

Membership fee income
Our membership structure is key to our business and we continue to see growth in the size and quality of our membership base, primarily driven by renewals and favorable membership mix. Higher-tier membership penetration has increased year-over-year. This group consists of our most loyal members with the highest lifetime value.
Membership fee income was $396.7 million in fiscal year 2022, compared to $360.9 million in fiscal year 2021, a 9.9% increase. The growth in membership fee income was due to successful member acquisition efforts as well as tenured member renewals, improving our renewal rate to 90%, increasing higher tier membership penetration and improving the quality of memberships.
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
Cost of sales was $15.9 billion, or 84.0% of net sales, in fiscal year 2022, compared to $13.6 billion, or 83.3% of net sales, in fiscal year 2021. The approximate 0.6% increase as a percentage of net sales was primarily driven by higher penetration of gas sales. Merchandise gross margin rate decreased approximately 20 basis points over fiscal year 2021. While merchandise margins benefited from strong sales performance, margins were impacted by increased supply chain costs as well as investments in inflationary categories and markdowns in general merchandise inventory.

Selling, general, and administrative expenses

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
SG&A expenses were $2.7 billion, or 14.1% of net sales, in fiscal year 2022, compared to $2.4 billion, or 15.0% of net sales, in fiscal year 2021. The year-over-year increase in SG&A was primarily driven by increased labor and occupancy costs as a result of new club and gas station openings, as well as incremental costs related to the transition of the Company’s new club support center and other variable costs related to company growth and continued investments to drive strategic priorities.
Pre-opening expenses
Pre-opening expenses include startup costs for new clubs. Expenses will vary based on the number of new club openings, geography of the club, and whether the club is owned or leased, and timing of the opening relative to our fiscal year end.
Pre-opening expenses were $24.9 million in fiscal year 2022, compared to $14.9 million in fiscal year 2021. Pre-opening expenses for fiscal year 2022 increased due to the timing and increase in new club openings year-over-year with nine new clubs opened in fiscal year 2022 compared to five in fiscal year 2021.
Interest expense, net
Interest expense, net was $47.5 million for fiscal year 2022, compared to $59.4 million for fiscal year 2021. Interest expense, net for fiscal year 2022 included interest expense of $37.5 million related to debt service on outstanding borrowings and $3.3 million of fees and write-offs of deferred financing costs and original issue discounts associated with the partial prepayment and amendment of our First Lien Term Loan. Additionally, interest expense included $2.8 million of amortization expense on deferred financing costs and original issue discounts on our outstanding borrowings, $0.2 million of reclassified unrealized gains on interest rate swap agreements and $4.1 million of other interest charges.
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
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 25.5% for fiscal year 2022 and 23.5% for fiscal year 2021. The increase in the effective tax rate is primarily due to higher pre-tax book income and lower excess tax benefits on stock-based compensation in fiscal 2022 compared to fiscal 2021.

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

Adjusted EBITDA
Adjusted EBITDA is defined as income from continuing operations before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including stock-based compensation expense; pre-opening expenses; non-cash rent; acquisition and integration costs; home office transition costs; reduction-in-force severance, and other adjustments, net. The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
(In thousands)
Income from continuing operations	$514,262	$426,760	$421,182
Interest expense, net	47,462	59,444	84,385
Provision for income taxes	176,262	131,119	136,825
Depreciation and amortization	200,934	180,547	167,454
Stock-based compensation expense	42,617	53,837	32,150
Pre-opening expenses (1)	24,933	14,902	9,809
Non-cash rent (2)	3,991	5,594	4,942
Acquisition and integration costs (3)	12,324	3,504	—
Home office transition costs (4)	14,706	552	—
Reduction-in-force severance (5)	—	2,300	—
Other adjustments, net (6)	642	991	745
Adjusted EBITDA	$1,038,133	$879,550	$857,492
Adjusted EBITDA as a percentage of net sales	5.5%	5.4%	5.7%
__________

(1)	Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.
(2)	Represents an adjustment to remove the non-cash portion of rent expense.
(3)	Represents costs related to the Acquisition and integration of assets of Burris Logistics, including due diligence, legal, and other consulting expenses.
(4)	Represents incremental rent expense, termination fee, other non-recurring lease costs and write-off of impaired assets as the Company transitions home office locations in fiscal 2022.
(5)	Represents severance charges associated with labor reductions from the realignment of our field operations in fiscal year 2021.
(6)	Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.

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
Merchandise comparable club sales represents comparable club sales from all merchandise other than our gasoline operations for the applicable period. Refer to "Results of Operations" above for further discussion of comparable club sales and merchandise comparable club sales.

Adjusted Net Income

The adjusted net income and adjusted net income per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We define adjusted net income as net income as reported adjusted for: stock-based compensation related to acceleration of stock awards; acquisition and integration costs; home office transition costs; loss on termination and impairment on discontinued operations club lease; gain/loss on cash flow hedge; charges related to debt payments; severance charges; and the tax impact of the foregoing adjustments on net income. We define adjusted net income per diluted share as adjusted net income divided by the weighted-average diluted shares outstanding.
We believe adjusted net income and adjusted net income per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net income and net income per diluted share because adjusted items are not the result of our normal operations.

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net income as reported	$513,177	$426,652	$421,030
Adjustments:
Stock-based compensation related to acceleration of stock awards (1)	—	17,494	—
Acquisition and integration costs (2)	12,324	3,504	—
Home office transition costs (3)	14,706	552	—
Loss on termination and impairment on discontinued operations club lease	662	—	—
(Gain) loss on cash flow hedge (4)	(165)	6,340	6,926
Charges related to debt (5)	3,256	657	4,077
Severance (6)	—	2,300	—
Tax impact of adjustments to net income (7)	(8,718)	(8,640)	(3,081)
Adjusted net income	$535,242	$448,859	$428,952

Weighted-average diluted shares outstanding	136,473	138,045	138,876
Adjusted net income per diluted share (8)	$3.92	$3.25	$3.09

(1)	Represents accelerated vesting of equity awards, which were related to the passing of a former executive.
(2)	Represents costs related to the Acquisition and integration of assets of Burris Logistics, including due diligence, legal, and other consulting expenses.
(3)	Represents incremental rent expense, termination fee, other non-recurring lease costs and write-off of impaired assets as the Company transitioned home office locations in fiscal 2022.
(4)	Represents the reclassification into earnings of accumulated other comprehensive income/loss associated with the de-designation of hedge accounting.
(5)	Represents the expensing of fees and deferred fees and original issue discount associated with the partial prepayment of debt in fiscal 2021 and extinguishment costs related to the Company's ABL Facility and amendment of the senior secured first lien term loan in fiscal 2022.
(6)	Represents severance charges associated with labor reductions from the realignment of our field operations in fiscal year 2021.
(7)	Represents the tax effect of the above adjustments at a statutory tax rate of approximately 28%.
(8)	Adjusted net income per diluted share is measured using weighted-average diluted shares outstanding.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Revolving Facility. As of January 28, 2023, cash and cash equivalents totaled $33.9 million and we had $535.2 million of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures; fund possible acquisitions; fund share repurchases and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.

Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
(In thousands)
Net cash provided by operating activities	$788,165	$831,655
Net cash used in investing activities	(747,058)	(304,511)
Net cash used in financing activities	(52,628)	(525,226)
Net (decrease) increase in cash and cash equivalents	$(11,521)	$1,918
Net Operating Cash Flows
Net cash provided by operating activities was $788.2 million in fiscal year 2022, compared to $831.7 million in fiscal year 2021. The decrease in operating cash flow was due to timing of investments in net working capital.
Net Investing Cash Flows
Cash used in investing activities was $747.1 million in fiscal year 2022, compared to $304.5 million in fiscal year 2021. The increase was due to the Acquisition, as well as timing, volume, and cost of property, plant, and equipment additions as we continue to expand our footprint.
Net Financing Cash Flows
Cash used in financing activities in fiscal year 2022 was $52.6 million, compared to $525.2 million in fiscal year 2021. The decrease in fiscal year 2022 is due mainly to the draw down of debt on the ABL Facility and ABL Revolving Facility and the amendment of the First Lien Term Loan. The majority of the year-over-year change is driven by net borrowings to fund the Acquisition.
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

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
(In thousands)
Net cash provided by operating activities	$788,165	$831,655	$868,546
Less: Additions to property and equipment, net of disposals	397,803	323,591	218,333
Plus: Proceeds from sale leaseback transactions	27,266	19,080	25,893
Free cash flow	$417,628	$527,144	$676,106

Free cash flow continues to be healthy. The decline year-over-year is a result of the timing of net working capital investments and capital spend as we opened nine new clubs and seven new gas stations as compared to five new clubs and seven new gas stations in fiscal year 2022 and fiscal year 2021, respectively.
Debt and Borrowing Capacity
Our primary sources of borrowing capacity are the ABL Revolving Facility, which is comprised of a $1.2 billion revolving credit facility and the First Lien Term Loan, that matures on February 3, 2027. For a further description of the ABL Revolving Facility and First Lien Term Loan, see Note 5, "Debt and Credit Arrangements" of our consolidated financial statements included in this Annual Report on Form 10-K.
On April 30, 2021, the Company used $100.0 million of its cash and cash equivalents to pay $100.0 million of the principal amount outstanding on the First Lien Term Loan. In connection with the payment, the Company expensed $0.7 million of previously capitalized debt issuance costs and original issue discount.
On January 29, 2022, there was $50.0 million outstanding loans under the ABL Facility and $12.7 million outstanding letters of credit. The interest rate on the revolving credit facility was 1.23%, the interest rate on the term loan was 2.10% and unused capacity was $886.9 million.
On July 28, 2022, the Company entered into the ABL Revolving Facility with an aggregate ABL Revolving Commitment of $1.2 billion pursuant to that certain credit agreement with Bank of America, N.A., as administrative agent and collateral agent, and other lenders party thereto. The maturity date of the ABL Revolving Facility is July 28, 2027. As part of this transaction, the Company extinguished the ABL Facility.
On January 5, 2023, the Company amended the First Lien Term Loan to extends the maturity date from February 3, 2024 to February 3, 2027 and transition the interest rate, from London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) and changes the applicable margin from LIBOR plus 200 – 225 basis points per annum to SOFR plus 275 basis points per annum. In connection with the amendment the Company made a paid approximately $151.9 million of the principal amount.
At January 28, 2023, there was $405.0 million outstanding in loans under the ABL Revolving Facility and $11.5 million in outstanding letters of credit. The interest rate on the revolving credit facility was 5.63%, and unused capacity was $535.2 million.
At January 28, 2023, the interest rate for the First Lien Term Loan was 7.11% and there was $450.0 million outstanding.

Material Cash Commitments
The following table summarizes our material cash commitments as of January 28, 2023:

(Dollars in thousands)	Total
Outstanding borrowings and interest (1)	$909,797
Operating leases	3,261,155
Financing leases including interest	37,587
Financing obligations arising from failed sale-leasebacks	19,789
Purchase obligations (2)	2,333,687
Total	$6,562,015
(1)Total interest payments associated with these borrowings are included within this amount and are estimated to be $54.8 million based on the interest rate of 7.11% on the First Lien Term Loan and 5.63% on the ABL Revolving Facility, which were the rates in effect as of January 28, 2023.
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
Business Combinations
We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration we paid to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the closing date of the acquisition. The excess of the fair value of the purchase price over the fair values of these identifiable assets, intangible assets and liabilities is recorded as goodwill. The valuation of acquired assets will impact future operating results. We utilize third-party valuation specialists to assist us in the determination of the fair value of the assets acquired. Specifically, the fair value of the buildings and site improvements were determined using a combination of the cost, income and sales comparison approaches. Fair value estimates involved significant assumptions.
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
Workers’ Compensation and General Liability Self-insurance Reserves
We are primarily self-insured for workers’ compensation and general liability claims. Amounts in excess of certain levels, which range from $0.3 million to $1.0 million per occurrence for workers' compensation and general liability, and up to $2.0 million per occurrence for auto liability, are insured as a risk reduction strategy to mitigate the impact of catastrophic losses on net income. Reported reserves for claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The estimates are developed utilizing actuarial methods and are based on historical claims experience and other actuarial assumptions related to loss development factors. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. When historical losses are not a good measure of future liability, such as in the event of COVID-19, we base our estimates of ultimate liability on our interpretation of current law, claims filed to date and other relevant factors which are subject to change. These accruals, if any, are included as insurance reserves in accrued expenses and other current liabilities and other non-current liabilities in the Company’s consolidated balance sheets.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies" of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in market interest rates and these changes in rates will impact our net interest expense and our cash flow from operations. Substantially all our borrowings carry variable interest rates. An increase in interest rates could have a material impact on our cash flow. Additionally, although SOFR is the recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. As of January 28, 2023, each of the agreements governing our variable rate debt have been transitioned to SOFR. As of January 28, 2023, we have no LIBOR-based borrowings or contracts that extend beyond such date that will need to be converted to a replacement rate.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BJ’s Wholesale Club Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BJ’s Wholesale Club Holdings, Inc. and its subsidiaries (the “Company”) as of January 28, 2023 and January 29, 2022, and the related consolidated statements of operations and comprehensive income, of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 28, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the four distribution centers and the related private transportation fleet acquired from Burris Logistics, LLC, from its assessment of internal control over financial reporting as of January 28, 2023 because the four distribution centers and the related private transportation fleet were acquired by the Company in a purchase business combination during 2022. We have also excluded the four distribution centers and the related private transportation fleet acquired from Burris Logistics, LLC, from our audit of internal control over financial reporting. The four distribution centers and the related private transportation fleet acquired from Burris Logistics, LLC whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent 6.2% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 28, 2023.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Workers’ Compensation and General Liability Reserves

As described in Notes 2, 14 and 15 to the consolidated financial statements, the Company is primarily self-insured for workers’ compensation and general liability claims. As of January 28, 2023, workers’ compensation and general liability reserves were a significant portion of insurance reserves of $110.8 million within other non-current liabilities and a significant portion of insurance reserves of $53.2 million within accrued expenses and other current liabilities. The reported reserves for workers’ compensation and general liability claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The estimates are developed utilizing actuarial methods and are based on historical claims experience and other actuarial assumptions related to the loss development factors.

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

Acquisition of assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics, LLC.

As described in Notes 1 and 19 to the consolidated financial statements, the Company completed its acquisition of the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics, LLC for total consideration of approximately $375.6 million. The transaction was accounted for as a business combination. The most significant items recorded included property and equipment of $203.4 million, merchandise inventories of $88.1 million, and resulting goodwill of $84.7 million. As disclosed by management, the Company allocated the consideration paid to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the closing date of the acquisition. The excess of the fair value of the purchase price over the fair values of these identifiable assets, intangible assets and liabilities was recorded as goodwill. Management utilized third-party valuation specialists to assist in the determination of the fair value of the assets acquired. Specifically, the fair value of the buildings and site improvements were determined using a combination of the cost, income and sales comparison approaches. The methods used to estimate the fair value involved significant assumptions.

The principal considerations for our determination that performing procedures relating to the acquisition of assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics, LLC is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management's fair value estimates of the assets acquired; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the assets acquired. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for developing the fair value estimates of the assets acquired, (iii) evaluating the appropriateness of the valuation methods, (iv) testing the completeness and accuracy of data used in the valuation methods, (v) testing the accuracy of the purchase price allocation and goodwill recorded, and (vi) testing inventory existence and valuation, including performing physical inventory observations and cost testing. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s valuation methods and (ii) the reasonableness of the significant assumptions.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2023

We have served as the Company’s auditor since 1996.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	January 28, 2023	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$33,915	$45,436
Accounts receivable, net	239,746	173,951
Merchandise inventories	1,378,551	1,242,935
Prepaid expenses and other current assets	51,033	54,734
Total current assets	1,703,245	1,517,056
Operating lease right-of-use assets, net	2,142,925	2,131,986
Property and equipment:
Land and buildings	722,129	430,376
Leasehold costs and improvements	286,591	282,495
Furniture, fixtures, and equipment	1,397,275	1,249,490
Construction in progress	101,724	70,779
	2,507,719	2,033,140
Less: accumulated depreciation and amortization	(1,170,690)	(1,090,809)
Total property and equipment, net	1,337,029	942,331
Goodwill	1,008,816	924,134
Intangibles, net	115,505	124,640
Deferred income taxes	11,498	5,507
Other assets	30,938	23,240
Total assets	$6,349,956	$5,668,894
LIABILITIES
Current liabilities:
Short-term debt	$405,000	$—
Current portion of operating lease liabilities	177,233	141,453
Accounts payable	1,195,697	1,112,783
Accrued expenses and other current liabilities	767,411	748,245
Total current liabilities	2,545,341	2,002,481
Long-term operating lease liabilities	2,058,797	2,059,760
Long-term debt	447,880	748,568
Deferred income taxes	57,024	52,850
Other non-current liabilities	194,077	157,127
Commitments and contingencies (see Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value; 5,000 shares authorized, no shares issued	—	—
Common stock; $0.01 par value; 300,000 shares authorized, 146,347 shares issued and 133,903 shares outstanding at January 28, 2023; 300,000 shares authorized, 145,451 shares issued and 135,506 shares outstanding at January 29, 2022	1,463	1,454
Additional paid-in capital	958,555	902,704
Retained earnings	644,490	131,313
Accumulated other comprehensive income	1,550	1,305
Treasury stock, at cost, 12,444 shares at January 28, 2023 and 9,945 shares at January 29, 2022	(559,221)	(388,668)
Total stockholders’ equity	1,046,837	648,108
Total liabilities and stockholders’ equity	$6,349,956	$5,668,894
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net sales	$18,918,435	$16,306,365	$15,096,913
Membership fee income	396,730	360,937	333,104
Total revenues	19,315,165	16,667,302	15,430,017
Cost of sales	15,883,677	13,588,612	12,451,061
Selling, general and administrative expenses	2,668,569	2,446,465	2,326,755
Pre-opening expense	24,933	14,902	9,809
Operating income	737,986	617,323	642,392
Interest expense, net	47,462	59,444	84,385
Income from continuing operations before income taxes	690,524	557,879	558,007
Provision for income taxes	176,262	131,119	136,825
Income from continuing operations	514,262	426,760	421,182
Loss from discontinued operations, net of income taxes	(1,085)	(108)	(152)
Net income	$513,177	$426,652	$421,030
Income per share attributable to common stockholders—basic:
Income from continuing operations	$3.84	$3.15	$3.09
Loss from discontinued operations	(0.01)	—	—
Net income	$3.83	$3.15	$3.09
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$3.77	$3.09	$3.03
Loss from discontinued operations	(0.01)	—	—
Net income	$3.76	$3.09	$3.03
Weighted-average number of shares outstanding:
Basic	134,017	135,386	136,111
Diluted	136,473	138,045	138,876
Other comprehensive income:
Postretirement medical plan adjustment, net of income tax (benefit) expense of $26, $(43) and $(12), respectively	$78	$(110)	$(33)
Amounts reclassified from accumulated other comprehensive income, net of tax	(421)	9,526	6,081
Unrealized gain on cash flow hedge, net of income tax of $229, $4,827 and $4, respectively	588	12,417	10
Total other comprehensive income	245	21,833	6,058
Total comprehensive income	$513,422	$448,485	$427,088
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amount in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance, February 1, 2020	140,723	$1,407	$773,618	$(716,369)	$(26,586)	(3,425)	$(86,414)	$(54,344)
Net income	—	—	—	421,030	—	—	—	421,030
Postretirement medical plan adjustment, net of tax	—	—	—	—	(33)	—	—	(33)
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	10	—	—	10
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	6,081	—	—	6,081
Dividends paid	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	2,598	26	(26)	—	—	—	—	—
Common stock issued under ESPP	107	1	2,675	—	—	—	—	2,676
Stock-based compensation expense	—	—	32,150	—	—	—	—	32,150
Net cash received from stock option exercises	—	—	17,985	—	—	—	—	17,985
Acquisition of treasury stock	—	—	—	—	—	(2,811)	(106,203)	(106,203)
Balance, January 30, 2021	143,428	$1,434	$826,377	$(295,339)	$(20,528)	(6,236)	$(192,617)	$319,327
Net income	—	—	—	426,652	—	—	—	426,652
Postretirement medical plan adjustment, net of tax	—	—	—	—	(110)	—	—	(110)
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	12,417	—	—	12,417
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	9,526	—	—	9,526
Dividends paid	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	1,915	19	(19)	—	—	—	—	—
Common stock issued under ESPP	108	1	3,821	—	—	—	—	3,822
Stock-based compensation expense	—	—	53,837	—	—	—	—	53,837
Net cash received from stock option exercises	—	—	18,713	—	—	—	—	18,713
Acquisition of treasury stock	—	—	—	—	—	(3,709)	(196,051)	(196,051)
Balance, January 29, 2022	145,451	$1,454	$902,704	$131,313	$1,305	(9,945)	$(388,668)	$648,108
Net income	—	—	—	513,177	—	—	—	513,177
Postretirement medical plan adjustment, net of tax	—	—	—	—	78	—	—	78
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	588	—	—	588
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	(421)	—	—	(421)
Dividends paid	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	806	8	(8)	—	—	—	—	—
Common stock issued under ESPP	90	1	4,829	—	—	—	—	4,830
Stock-based compensation expense	—	—	42,617	—	—	—	—	42,617
Net cash received from stock option exercises	—	—	8,438	—	—	—	—	8,438
Acquisition of treasury stock	—	—	—	—	—	(2,499)	(170,553)	(170,553)
Balance, January 28, 2023	146,347	$1,463	$958,555	$644,490	$1,550	(12,444)	$(559,221)	$1,046,837
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$513,177	$426,652	$421,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,934	180,548	167,454
Amortization of debt issuance costs and accretion of original issue discount	2,765	3,387	4,362
Debt extinguishment and refinancing charges	3,256	657	4,077
Stock-based compensation expense	42,617	53,837	32,150
Deferred income tax benefit	(1,938)	(507)	(9,197)
Changes in operating leases and other non-cash items	27,730	9,226	9,389
Increase (decrease) in cash due to changes in:
Accounts receivable	(60,967)	(1,232)	33,634
Merchandise inventories	(47,544)	(37,240)	(124,193)
Prepaid expenses and other current assets	4,135	(9,953)	(3,496)
Other assets	(6,580)	(4,301)	(1,682)
Accounts payable	82,914	124,709	201,663
Accrued expenses and other current liabilities	4,784	81,419	97,690
Other non-current liabilities	22,882	4,453	35,665
Net cash provided by operating activities	788,165	831,655	868,546
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(397,803)	(323,591)	(218,333)
Proceeds from sale leaseback transactions	27,266	19,080	25,893
Acquisitions	(376,521)	—	—
Net cash used in investing activities	(747,058)	(304,511)	(192,440)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	67,610	—	—
Payments on long-term debt	(50,000)	—	(3,297)
Payments on First Lien Term Loan	(320,655)	(100,000)	(510,000)
Proceeds from revolving lines of credit	1,402,000	—	996,000
Payments on revolving lines of credit	(997,000)	(260,000)	(1,064,000)
Debt issuance costs paid	(4,783)	—	—
Dividends paid	(25)	(25)	(25)
Net cash received from stock option exercises	8,438	18,713	17,985
Net cash received from Employee Stock Purchase Program (ESPP)	4,830	3,822	2,676
Acquisition of treasury stock	(172,288)	(194,316)	(106,203)
Proceeds from financing obligations	15,388	7,692	5,056
Other financing activities	(6,143)	(1,112)	(984)
Net cash used in financing activities	(52,628)	(525,226)	(662,792)
Net (decrease) increase in cash and cash equivalents	(11,521)	1,918	13,314
Cash and cash equivalents, beginning of period	45,436	43,518	30,204
Cash and cash equivalents, end of period	$33,915	$45,436	$43,518
Supplemental cash flow information:
Interest paid	$36,600	$45,148	$65,274
Income taxes paid	179,325	117,567	154,668
Non-cash financing and investing activities:
Property additions included in accrued expenses	37,629	29,640	13,131
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries (the "Company" or "BJ’s") is a leading warehouse club operator concentrated primarily in the eastern half of the United States. As of January 28, 2023, BJ’s operated 235 warehouse clubs and 164 gas stations in 18 states.
BJ’s business is moderately seasonal in nature. Historically, the Company has realized a slightly higher portion of net sales, operating income, and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively. The quarterly results have been, and will continue to be, affected by the timing of new club openings and their associated pre-opening expenses. As a result of these factors, the financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.
Events and global business conditions such as inflation, the coronavirus ("COVID-19") pandemic, and the war in Ukraine have resulted in certain impacts to the global economy, including market disruptions, volatility in fuel costs, and supply chain challenges. Throughout fiscal year 2022, we continued to experience elevated supply chain costs, including increased commodity prices, logistics, and procurement costs. We expect these market disruptions and inflationary pressures to continue into fiscal year 2023.
On May 2, 2022, the Company closed the previously announced acquisition of the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics, LLC. The Company financed the purchase price with a combination of available cash and borrowings under the ABL Facility. See Note 19, "Acquisitions" for additional information.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2022 ("2022") consists of the 52 weeks ended January 28, 2023, fiscal year 2021 ("2021") consists of the 52 weeks ended January 29, 2022, and fiscal year 2020 ("2020") consists of the 52 weeks ended January 30, 2021.
Estimates Included in Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and stockholders’ equity, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates relied upon in preparing these consolidated financial statements are estimating workers’ compensation and general liability self-insurance reserves. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates.
Segment Reporting
The Company’s retail operations, which include retail club and other sales procured from our clubs and distribution centers, represent substantially all of the consolidated total revenues, and are the only reportable segment. All of the Company’s identifiable assets are located in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.

The following table summarizes the percentage of net sales by category:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Grocery	67%	71%	77%
General merchandise and services	12%	14%	14%
Gasoline and other	21%	15%	9%
Concentration Risk
The Company's clubs are primarily located in the eastern United States. Sales from the New York metropolitan area comprised approximately 21%, 23%, and 25% of net sales in fiscal years 2022, 2021, and 2020, respectively.
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
Accounts Receivable
Accounts receivable consists primarily of credit card receivables and receivables from vendors related to rebates and coupons and is stated net of allowances for credit losses of $4.4 million and $4.9 million at January 28, 2023 and January 29, 2022, respectively. The determination of the allowance for credit losses is based on BJ’s historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.
Merchandise Inventories
Inventories are stated at the lower of cost, determined under the average cost method, or net realizable value. The Company recognizes the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable. The Company writes down inventory for estimated shrinkage for the period between physical inventories based on historical results of previous physical inventories, shrinkage trends, or other judgments management believes to be reasonable under the circumstances.
Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property and equipment which is not ready for its intended use is recorded as construction in progress. Buildings and improvements are depreciated over estimated useful lives of 33 years. Interest related to the development of buildings is capitalized during the construction period. Leasehold costs and improvements are amortized over the shorter of the remaining lease term, which includes renewal periods that are reasonably assured, or the asset’s estimated useful life. Furniture, fixtures and equipment are depreciated over their estimated useful lives, ranging from three to ten years. Depreciation expense was $191.7 million, $170.1 million, and $155.6 million in fiscal years 2022, 2021, and 2020, respectively.
Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized. Capitalized software costs are included in furniture, fixtures, and equipment and are amortized on a straight-line basis over the estimated useful life of the software, which is generally three years. Software costs not meeting the criteria for capitalization are expensed as incurred.
Expenditures for betterments and major improvements that significantly enhance the value and increase the estimated useful life of the assets are capitalized and depreciated over the new estimated useful life. Repairs and maintenance costs on all assets are expensed as incurred.

Deferred Issuance Costs
The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the term loan are recorded as a direct deduction of the carrying amount of long-term debt, while debt issuance costs associated with the ABL Revolving Facility are recorded within other assets in the consolidated balance sheets. Debt issuance costs are amortized over the respective terms of the related financing arrangements on a straight-line basis, which is materially consistent with the effective interest method. Amortization of deferred debt issuance costs of $1.7 million, $2.2 million, $2.5 million in fiscal years 2022, 2021, and 2020, respectively, included in interest expense, net in the consolidated statements of operations and comprehensive income.
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
The Company may assess its goodwill for impairment initially using a qualitative approach ("step zero") to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative assessment for goodwill requires comparing the carrying value of a reporting unit, including goodwill, to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded to write down goodwill to its implied fair value and is recorded as a component of selling, general and administrative expenses ("SG&A") in the consolidated statements of operations and comprehensive income. The Company assessed the recoverability of goodwill in fiscal years 2022, 2021 and 2020 and determined that there was no impairment.
The Company assesses the recoverability of its trade name whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of the trade name exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its estimated fair value as a component of SG&A. The Company assessed the recoverability of the BJ’s trade name and determined that its estimated fair value exceeded its carrying value and that no impairment was necessary in fiscal years 2022, 2021 or 2020.
Test for Recoverability of Long-Lived Assets
The Company reviews the realizability of long-lived assets periodically and whenever a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3). Current and expected operating results and cash flows and other factors are considered in connection with management’s reviews. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of individual clubs and consolidated net cash flows for long-lived assets not identifiable to individual clubs. Impairment losses are measured as the difference between the carrying amount and the estimated fair value of the assets being evaluated. In fiscal year 2022, the Company recorded a lease asset impairment charge of $1.2 million included in loss from discontinued operations, net of taxes within the consolidated statements of operations and comprehensive income. The Company did not record impairment charges in fiscal years 2021 or 2020.
Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are placed in service, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized in leasehold improvements and depreciated over their useful lives. The Company’s asset retirement obligations relate to the future removal of gasoline tanks and solar panels installed at leased clubs and the related assets associated with the gas stations and solar panel locations. See Note 13 for further information on the amounts accrued.
Workers’ Compensation and General Liability Self-insurance Reserves
The Company is primarily self-insured for workers’ compensation, general liability claims, and auto liability claims. Amounts in excess of certain levels, which range from $0.3 million to $1.0 million per occurrence for workers' compensation and general liability, and up to $2.0 million per occurrence for auto liability, are insured as a risk reduction strategy to mitigate the impact of catastrophic losses on net income. Reported reserves for claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The estimates are developed utilizing actuarial methods and are based on historical claims experience and other actuarial assumptions related to loss development factors. The inherent uncertainty of future loss projections could cause actual claims to differ from the Company's estimates. When historical losses are not a good measure of future liability, such as in the event of COVID-19, the Company bases its estimates of ultimate liability on its interpretation of current law, claims filed to date, and other relevant factors which are subject to change. Accruals for such claims, if any, are included in accrued expenses and other current liabilities and other non-current liabilities in the consolidated balance sheets.
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

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Point of sale transactions, excluding sales tax, as a percent of net sales	92%	93%	95%
Point of sale transactions, excluding sales tax, as a percent of total revenues	90%	91%	93%
BJ’s Perks Rewards and My BJ’s Perks programs— The Company’s BJ’s Perks Rewards® membership program, which was in place in fiscal 2022, allowed participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ’s. The Company also offered a co-branded credit card program, the My BJ’s Perks® program, which allows My BJ’s Perks® Mastercard credit card holders to earn up to 5% cash back on eligible purchases made at BJ’s and up to 2% cash back on purchases made with the card outside of BJ’s. Cash back is in the form of electronic awards issued in $10 increments that may be used online or in-club at the register and expire six months from the date issued.
Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or the Company’s website. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $34.7 million and $30.3 million at January 28, 2023 and January 29, 2022, respectively, and is included in accrued expenses and other current liabilities in the consolidated balance sheets.
Royalty revenue received in connection with the My BJ’s Perks co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company’s total deferred royalty revenue related to the outstanding My BJ’s Perks credit card program was $17.9 million and $17.8 million at January 28, 2023 and January 29, 2022, respectively, and is included in accrued expenses and other current liabilities in the consolidated balance sheets. The timing of revenue recognition of these awards is driven by actual customer activities, such as redemptions and expirations. At January 28, 2023, the Company expects to recognize $17.9 million of the deferred revenue in fiscal year 2023.
In connection with the new co-brand credit card program, the Company has deferred approximately $18.9 million for funds related to marketing and other integration costs in fiscal 2022. The Company expects to recognize approximately $7.0 million in fiscal year 2023, which is included in accrued expenses and other current liabilities, and $11.9 million thereafter, which is included in other non-current liabilities in the consolidated balance sheets.
Membership—The Company charges a membership fee to its customers, which allows customers to shop in the Company’s clubs, shop on the Company’s website and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. As the Company has the obligation to provide access to its clubs, website, and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $183.7 million and $174.9 million at January 28, 2023 and January 29, 2022, respectively, and is included in accrued expenses and other current liabilities in the consolidated balance sheets.
Gift Card Programs—The Company sells BJ’s gift cards that allow customers to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized upon redemption of the gift card because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. Deferred revenue related to gift cards was $14.1 million and $11.8 million at January 28, 2023 and January 29, 2022, respectively. The Company recognized revenue from gift card redemptions of approximately $50.1 million in fiscal year 2022, and $39.7 million in each of the fiscal years 2021 and 2020.
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
Extended warranties are also offered on certain types of products such as appliances, electronics and jewelry. These warranties are provided by a third party at fixed prices to BJ’s. No liability is retained to satisfy warranty claims under these arrangements. The Company is not the primary obligor under these warranties, and as such net revenue is recorded on these arrangements at the time of sale. Revenue from warranty sales is included in net sales in the consolidated statements of operations and comprehensive income.
Determine the Transaction Price
The transaction price is the amount of consideration the Company expects to receive under the arrangement. The Company is required to include estimated variable consideration, if any, in the determination of the transaction price. The Company may offer sales incentives to customers, including discounts. The Company has significant experience with return patterns and relies on this experience to estimate expected returns when determining the transaction price.
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
The sales returns reserve, which reduces sales and cost of sales for the estimated impact of returns, was $6.1 million, $6.7 million, and $7.2 million in fiscal years 2022, 2021, and 2020, respectively.
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
Manufacturers’ Incentives Tendered by Consumers
Consideration from manufacturers’ incentives, such as rebates or coupons, is recorded gross in net sales when the incentive is generic and can be tendered by a consumer at any reseller and the Company receives direct reimbursement from the manufacturer, or clearinghouse authorized by the manufacturer, based on the face value of the incentive. If these conditions are not met, such consideration is recorded as a decrease in cost of sales.
Leases
In accordance with ASC 842, the Company determines if an arrangement is a lease at inception or modification of a contract and classifies each lease as either an operating or finance lease at commencement. Leases that are economically similar to the purchase of assets are generally classified as finance leases; otherwise, the leases are classified as operating leases. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or modification of the contract.
Right-of-use assets (“lease assets”) represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, which reflects options to extend or terminate the lease when it is reasonably certain those options will be exercised. Options to extend have varying rates and terms for each lease. Generally, the Company’s leases do not provide a readily determinable implicit rate, and therefore, the Company uses a collateralized incremental borrowing rate ("IBR") as of the lease commencement date to determine the present value of lease payments. The IBR is based on a yield curve that approximates the Company’s credit rating and market risk profile. The lease asset also reflects any prepaid rent, initial direct costs incurred, and lease incentives received.
Lease liabilities are accounted for using the effective interest method, regardless of classification, while the amortization of lease assets varies depending upon classification. Operating lease classification results in a straight-line expense recognition pattern over the lease term and recognizes lease expense as a single expense component, which results in amortization of a lease asset equal to the difference between lease expense and interest expense. Conversely, finance lease classification results in a front-loaded expense recognition pattern over the lease term, which amortizes a lease asset by recognizing interest expense and straight-line amortization expense as separate components of lease expense.
Certain of the Company’s lease agreements provide for lease payments based on future sales volumes at the leased locations, or include rental payments adjusted periodically based on inflation or an index, which are not measurable at lease commencement. The Company recognizes such variable amounts in the period incurred. For leases with lease payments based on future sales volumes, variable lease expense is recognized when it becomes probable that the specified sales target will be achieved. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company is generally obligated for the cost of property taxes, insurance, and maintenance relating to its leases, which are often variable lease payments. Such costs are presented as occupancy costs for finance and operating leases included in selling, general, and administrative expenses in the consolidated statement of operations and comprehensive income.
Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term.
Pre-opening Expenses
Pre-opening expenses consist of direct incremental costs of opening or relocating a facility and are expensed as incurred.
Advertising Costs
Advertising costs generally consist of efforts to acquire new members and typically include media advertising (some of which is vendor-funded). BJ’s expenses advertising as incurred as a component of SG&A. Advertising expenses were approximately 0.6%, 0.5% and 0.6% of net sales in fiscal years 2022, 2021 and 2020, respectively.

Stock-based Compensation
The fair value of service-based employee awards is recognized as compensation expense on a straight-line basis over the requisite service period of the award. The fair value of the performance-based awards is recognized as compensation expense ratably over the service period of each performance tranche. The fair value of the stock-based option awards is determined using the Black-Scholes option pricing model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility.
The Company’s common stock is listed on the NYSE and its value is determined by the market price on the NYSE. See Note 9 for additional description of the accounting for stock-based awards.
Earnings Per Share
Basic income per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Basic income from continuing operations per share is calculated by dividing income from continuing operations by the weighted-average number of shares of common stock outstanding for the period. Basic loss from discontinuing operations per share is calculated by dividing loss from discontinuing operations by the weighted-average number of shares of common stock outstanding for the period.
Diluted income per share is calculated by dividing net income available to common stockholders by the diluted weighted-average number of shares of common stock outstanding for the period. Diluted income from continuing operations per share is calculated by dividing income from continuing operations by the diluted weighted-average number of shares of common stock outstanding for the period. Diluted loss from discontinuing operations per share is calculated by dividing loss from discontinuing operations by the diluted weighted-average number of shares of common stock outstanding for the period.
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
Derivative Financial Instruments
All derivatives are recognized as either assets or liabilities on the consolidated balance sheets and measurement of these instruments is at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income on the consolidated balance sheets and are recognized in the consolidated statements of operations when the hedged item affects earnings. Any portion of the change in fair value that is determined to be ineffective is immediately recognized in earnings as SG&A. Derivative gains or losses included in accumulated other comprehensive income are released into earnings at the time the hedged transaction occurs as a component of SG&A.

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
Treasury Stock
The Company records the repurchase of shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.
Recently Issued Accounting Pronouncements
No accounting pronouncements have been issued recently that are expected to impact the Company's consolidated financial statements.
Recently Adopted Accounting Pronouncements
The Company has not adopted any new accounting pronouncements that had a material impact on the Company’s consolidated financial statements.
3.    Related Party Transactions
One of the Company’s suppliers, Advantage Solutions Inc., was determined to be a related party of the Company through June 17, 2022 in fiscal year 2022 as well as in fiscal years 2021 and 2020. Advantage Solutions Inc. is a provider of in-club product demonstration and sampling services. Currently, the Company engages them from time to time to provide ancillary support services, including temporary club labor, as needed. The Company incurred approximately $3.1 million, $2.9 million, and $13.5 million of costs payable to Advantage Solutions for services rendered during fiscal years 2022, 2021 and 2020, respectively. The demonstration and sampling service fees are fully funded by merchandise vendors who participate in the program.
4.    Leases
The Company has operating and finance leases for certain of the Company's clubs and transportation vehicles, and operating leases for certain distribution centers, stand-alone gas stations, and the Club Support Center.
The initial primary term of the Company’s operating leases ranges from 1 to 44 years, with most of these leases having an initial term of 20 years. The initial primary term of the Company’s four finance leases ranges from 5 years to 20 years, with most of these leases having an initial term of 20 years.

The following table summarizes the Company’s finance and operating lease liabilities and lease assets as of January 28, 2023 and January 29, 2022 (in thousands):

	January 28, 2023	January 29, 2022	Consolidated Balance Sheet Classification
Assets:
Operating lease assets	$2,142,925	$2,131,986	Operating lease right-of-use assets, net
Finance lease assets	33,679	19,283	Land and buildings
Less: finance lease amortization	(13,555)	(11,706)	Accumulated depreciation and amortization
Total lease assets	$2,163,049	$2,139,563
Liabilities:
Current:
Operating lease liabilities	$177,233	$141,453	Current portion of operating lease liabilities
Finance lease liabilities	1,629	1,266	Accrued expenses and other current liabilities
Long-term:
Operating lease liabilities	2,058,797	2,059,760	Long-term operating lease liabilities
Finance lease liabilities	18,832	14,816	Other non-current liabilities
Total lease liabilities	$2,256,491	$2,217,295
In fiscal year 2022, the Company recorded a lease asset impairment charge of $1.2 million included in loss from discontinued operations, net of taxes within the consolidated statements of operations and comprehensive income. There were no impairments of lease assets in fiscal years 2021 or 2020.
The following table is a summary of the components of net lease costs for fiscal years 2022, 2021, and 2020 (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Finance lease cost:
Amortization of lease assets(a)	$1,849	$1,128	$564
Interest on lease liabilities(b)	2,745	4,022	3,965
Total finance lease costs	4,594	5,150	4,529
Operating lease cost(a)	357,284	336,094	327,325
Variable lease cost(a)	10,129	85	230
Sublease income(a)	(3,973)	(980)	(251)
Net lease costs	$368,034	$340,349	$331,833
(a) Amortization of finance lease assets, operating lease cost, variable lease cost, and sublease income are primarily included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income. Variable lease cost for fiscal year 2022 includes $4.8 million of costs incurred to purchase assets deemed to be owned by the lessor of the Company’s Club Support Center and increases in rental payments based on an index.
(b) Interest recognized on finance lease liabilities is included in interest expense, net in the consolidated statements of operations and comprehensive income.

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of January 28, 2023 and January 29, 2022 were as follows:

	January 28, 2023	January 29, 2022
Weighted-average remaining lease term (in years) - operating leases	10.4	8.9
Weighted-average remaining lease term (in years) - finance leases	10.8	11.2
Weighted-average discount rate - operating leases	7.8%	7.8%
Weighted-average discount rate - finance leases	7.9%	7.7%
Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Operating cash flows paid for operating leases	$350,234	$325,941	$317,997
Operating cash flows paid for interest portion of finance leases	2,745	4,022	3,965
Financing cash flows paid for principal portion of finance leases	1,343	1,112	984
Supplemental cash flow information related to lease assets and lease liabilities were as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Operating lease liabilities arising from obtaining right-of-use assets	$220,547	$261,228	$154,714
Financing lease liabilities arising from obtaining right-of-use assets	7,443	—	—
Financing obligations arising from failed sale-leasebacks	3,487	666	—
Future lease commitments to be paid by the Company as of January 28, 2023 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2023	$346,716	$4,244
2024	339,850	4,244
2025	322,088	4,571
2026	309,041	4,601
2027	287,532	2,920
Thereafter	1,655,928	17,007
Total future minimum lease payments	3,261,155	37,587
Less: imputed interest	(1,025,125)	(17,126)
Present value of lease liabilities	$2,236,030	$20,461
As of January 28, 2023, the Company had certain executed real estate, gas station, and transportation vehicle leases that have not yet commenced and therefore are not reflected in the tables above. These leases are expected to commence primarily in fiscal year 2023 with lease terms ranging from 4 years to 25 years. We estimate future lease commitments for these leases to be approximately $267.8 million.

5.    Debt and Credit Arrangements
Debt consisted of the following at January 28, 2023 and January 29, 2022 (in thousands):

	January 28, 2023	January 29, 2022
ABL Revolving Facility	$405,000	$—
ABL Facility	—	50,000
First Lien Term Loan	450,000	701,920
Unamortized original issue discount and debt issuance costs	(2,120)	(3,352)
Less: Short-term debt	(405,000)	—
Long-term debt	$447,880	$748,568
ABL Revolving Facility
On July 28, 2022, the Company entered into the ABL Revolving Facility with an ABL Revolving Commitment of $1.2 billion pursuant to that certain credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent and collateral agent, and the other lenders party thereto. The maturity date of the ABL Revolving Facility is July 28, 2027. In connection with this transaction, the Company extinguished the ABL Facility.
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
The ABL Revolving Facility places certain restrictions (i.e., covenants) upon the Borrower’s, and its subsidiaries’, ability to, among other things, incur additional indebtedness, pay dividends and make certain loans, investments and divestitures. The ABL Revolving Facility contains customary events of default (including payment defaults, cross-defaults to certain of our other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Revolving Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Revolving Facility.
As of January 28, 2023, there was $405.0 million outstanding in loans under the ABL Revolving Facility and $11.5 million in outstanding letters of credit. The interest rate on the revolving credit facility was 5.63%, and unused capacity was $535.2 million.

ABL Facility - Former Credit Agreement
The ABL Revolving Facility replaced the ABL Facility, which was comprised of a $950.0 million revolving credit facility and a $50.0 million term loan. The ABL Facility was secured on a senior basis by certain "liquid assets" of the Company and secured on a junior basis by certain "fixed assets" of the Company. The $50.0 million term loan payment terms were restricted in that the term loan could not be repaid unless all loans outstanding under the ABL Facility are repaid, and once repaid, cannot be re-borrowed. The availability under the $950.0 million revolving credit facility was restricted based on eligible monthly merchandise inventories and receivables as defined in the facility agreement. Interest on the revolving credit facility was calculated either at the London Interbank Offered Rate ("LIBOR") plus a range of 125 to 175 basis points or a base rate plus a range of 25 to 75 basis points; and interest on the term loan was calculated at LIBOR plus a range of 200 to 250 basis points or a base rate plus a range of 100 to 150 basis points, in all cases based on excess availability. The applicable spread of LIBOR and base rate loans at all levels of excess availability stepped down by 12.5 basis points upon achieving total net leverage of 3.00 to 1.00. The ABL Facility also provided a sub-facility for issuance of letters of credit subject to certain fees defined in the ABL Facility agreement. The ABL Facility was subject to various commitment fees during the term of the facility based on utilization of the revolving credit facility and was scheduled to mature on August 17, 2023.

As of January 29, 2022, there was $50.0 million outstanding in borrowings under the ABL Facility and $12.7 million in outstanding letters of credit. Also on that date, the interest rate on the revolving credit facility was 1.23%, the interest rate on the term loan was 2.10% and unused capacity was $886.9 million.
First Lien Term Loan
On January 5, 2023, the Company entered into an amendment (the “Third Amendment”) to the First Lien Term Loan Credit Agreement, with Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent and the lenders party thereto. BofA Securities, Inc., Deutsche Bank Securities Inc., and Wells Fargo Securities LLC acted as joint lead arrangers and joint bookrunners of the Third Amendment.
The Third Amendment, among other things, extends the maturity date with respect to the term loans outstanding under the First Lien Term Loan Credit Agreement from February 3, 2024 to February 3, 2027. In addition, the Third Amendment transitions the interest rate, effective immediately, from LIBOR to SOFR and changes the applicable margin from LIBOR plus 200 – 225 basis points per annum to SOFR plus 275 basis points per annum.
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
Total fees associated with the refinancing were approximately $3.2 million. The Company expensed $0.6 million of previously capitalized debt issuance costs and original issue discount and expensed $2.0 million of new third-party fees. The Company deferred $1.2 million of new debt issuance costs and original issue discount.
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
As of January 29, 2022, there was $701.9 million outstanding on the First Lien Term Loan and the interest rate was 2.11%.
As of January 28, 2023, there was $450.0 million outstanding under the First Lien Term Loan, which reflects the Company’s previous repayment of approximately $151.9 million of the principal amount outstanding under the First Lien Term Loan Credit Agreement during the fourth quarter of fiscal year 2022 in connection with the Third Amendment. The interest rate was 7.11% as of fiscal year end.

Future minimum payments
Scheduled future minimum principal payments on debt as of January 28, 2023 are as follows (in thousands):

Fiscal Year:	Principal Payments
2023	$405,000
2024	—
2025	—
2026	—
2027	450,000
Thereafter	—
Total	$855,000

6.    Interest Expense, Net
The following details the components of interest expense for the periods presented (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Interest on debt	$37,533	$45,124	$65,064
Interest on financing obligations	4,269	4,022	3,965
Amortization of debt issuance costs	1,719	2,193	2,496
Accretion of original issue discount	1,046	1,195	1,865
Debt extinguishment and refinancing charges	3,256	657	4,077
(Gain) loss on cash flow hedge	(165)	6,340	6,927
Capitalized interest	(196)	(87)	(9)
Interest expense, net	$47,462	$59,444	$84,385

7.    Goodwill and Intangible Assets
The carrying value of goodwill and the change in the balance for the fiscal years ended January 28, 2023 and January 29, 2022 is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Beginning balance	$924,134	$924,134
Acquisition (Note 19)	84,682	—
Ending balance	$1,008,816	$924,134
Intangible assets consist of the following (in thousands):

	January 28, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,100	(220,567)	24,533
Private label brands	8,500	(8,028)	472
Total intangible assets	$344,100	$(228,595)	$115,505

	January 29, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,000	(212,041)	32,959
Private label brands	8,500	(7,319)	1,181
Total intangible assets	$344,000	$(219,360)	$124,640
The Company records amortization expense of intangible assets as a component of SG&A. Member relationships are amortized over 15.3 years and private label brands are amortized over 12 years. Member relationships will primarily be amortized through fiscal year 2026 and private label brands will be amortized through fiscal year 2023.
The Company recorded amortization expense of $9.2 million, $10.5 million and $11.9 million as a component of SG&A for the fiscal years 2022, 2021, and 2020, respectively. The Company estimates that amortization expense related to intangible assets will be as follows in each of the next five fiscal years (in thousands):

Fiscal Year	Amortization Expense
2023	$7,873
2024	6,523
2025	5,646
2026	4,894
2027	7
Thereafter	62
Total	$25,005

8.    Commitments and Contingencies
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
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, 2011 Plan or 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR"), that are not issued in connection with the stock settlement of the SAR on its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan, or 2012 Director Plan. As of January 28, 2023, there were 5,317,455 shares available for future issuance under the 2018 Plan.
On April 16, 2021, the Compensation Committee approved a modification to the equity awards agreements under the 2011 Plan, 2012 Director Plan, and 2018 Plan. In the event that an employee is terminated due to death or disability, the modified equity award agreements provide for: (i) full vesting of all time-based awards, including restricted stock awards and stock options, (ii) pro-rata vesting of all performance-based awards, including performance share units, based on actual performance as of the end of the applicable performance period, pro-rated based on the period of employment during the applicable performance period, and (iii) the extension of the post-termination exercise window for vested stock options. In fiscal 2021, the Company recognized $17.5 million of stock-based compensation expense due to the accelerated vesting of equity awards, related to the passing of a former executive. There was no accelerated vesting of awards in fiscal year 2022.
The Company recognized $42.6 million, $53.8 million, and $32.2 million of total stock-based compensation for fiscal years 2022, 2021 and 2020, respectively. As of January 28, 2023, there was approximately $53.9 million of unrecognized compensation cost, most of which is expected to be recognized over the next three years.
Stock option awards are generally granted with vesting periods of three years. All options have a contractual term of ten years. No options were granted during fiscal year 2022 or 2021. The fair value of the options granted in fiscal year 2020 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions (no dividends were expected).

Risk-free interest rate	0.44%
Expected volatility	25.0%
Weighted-average expected option life (in years)	5.75 - 6.0
Weighted-average grant-date fair value	$6.16 - $6.29
The risk-free interest rate was based on United States Treasury yields in effect at the time of the grant for notes with terms comparable to the awards. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon an average of the vesting and contractual terms of the options. Forfeitures are recorded as incurred.

Presented below is a summary of the stock option activity and weighted-average exercise prices for the fiscal year ended January 28, 2023:

(Options in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life (in years)
Outstanding, beginning of period	2,282	$19.68
Forfeited	(3)	25.07
Exercised	(491)	17.20
Outstanding, end of period	1,788	20.35	5.8
Vested and expected to vest, end of period	1,788	20.35	5.8
Exercisable, end of period	1,712	20.14	5.8
The total intrinsic value of options exercised in fiscal years 2022, 2021 and 2020 was $25.1 million, $55.2 million, and $45.0 million, respectively. The Company received a tax benefit related to these option exercises of approximately $7.0 million, $15.5 million, and $12.6 million in fiscal years 2022, 2021 and 2020, respectively. As of January 28, 2023, the total intrinsic value of options vested and expected to vest was $88.2 million.
Presented below is a summary of our non-vested restricted shares, restricted stock units and performance stock and weighted-average grant-date fair values for the fiscal year ended January 28, 2023:

	Restricted Stock		Restricted Stock Units		Performance Stock
(Shares in thousands)	Shares	Weighted-average Grant-Date Fair Value	Shares	Weighted-average Grant-Date Fair Value	Shares	Weighted-average Grant-Date Fair Value
Outstanding, beginning of period	1,053	$34.36	26	$46.82	674	$39.76
Granted	310	67.43	24	58.61	183	67.54
Forfeited	(20)	39.76	—	—	(3)	44.45
Vested	(593)	31.58	(26)	46.82	—	—
Outstanding, end of period	750	$50.10	24	$58.61	854	$45.70
As it relates to performance stock, the table above reflects a 100% payout, however, the actual payout for the fiscal year 2020 grants which vest in the first quarter of fiscal year 2023 is expected to be 200% and actual payout for performance stock grants in fiscal years 2021 and 2022 could be up to 200%.
The fair value as of the vesting date was $40.5 million for restricted stock and $1.5 million for restricted stock units.
2018 Employee Stock Purchase Plan
On June 14, 2018, the Company’s board of directors adopted and and its stockholders approved the BJ's Wholesale Club Holdings, Inc. 2018 Employee Stock Purchase Plan (the "ESPP"), which became effective the day prior to the first day of public trading of the Company's equity securities. The aggregate number of shares of common stock that was be reserved for issuance under our ESPP was be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors. The offering under the ESPP commenced on January 1, 2019. The amount of expense recognized in the fiscal years 2022, 2021, and 2020, was $1.1 million, $0.8 million and $0.6 million, respectively.
10.    Treasury Shares and Share Repurchase Programs
Treasury Shares Acquired on Restricted Stock Awards
Shares reacquired to satisfy tax withholding obligations upon the vesting of restricted stock awards in fiscal year 2022, 2021, and 2020 were 264,167 shares, 376,758 shares and 212,173 shares, respectively. These reacquired shares were recorded as $18.0 million, $16.8 million, and $6.5 million of treasury stock in fiscal years 2022, 2021, and 2020, respectively.

Share Repurchase Programs
On December 19, 2019, the Company’s board of directors authorized the repurchase of up to $250.0 million of the Company’s outstanding common stock from time to time as market conditions warrant (the "2019 Repurchase Program"). The 2019 Repurchase Program was fully exhausted on November 17, 2021.
On November 16, 2021, the Company’s board of directors approved a new share repurchase program (the "2021 Repurchase Program"), effective immediately, that allows the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expires in January 2025. The Company initiated the 2019 Repurchase Program and the 2021 Repurchase Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing stockholder value.
As of January 28, 2023, $318.7 million remained available to purchase under the 2021 Repurchase Program. In fiscal year 2022, the Company repurchased 2,234,708 shares of common stock totaling $152.5 million.

11.    Income Taxes
The provision for income taxes from continuing operations includes the following (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Federal:
Current	$115,270	$88,507	$94,947
Deferred	4,103	1,951	(1,130)
State:
Current	62,914	43,118	51,074
Deferred	(6,025)	(2,457)	(8,066)
Total income tax provision	$176,262	$131,119	$136,825
A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Statutory federal income tax rates	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	6.5	5.8	6.1
Work opportunity and solar energy tax credit	(0.7)	(0.8)	(0.6)
Charitable contributions	(0.2)	(0.3)	(0.2)
Prior year adjustments	—	—	(0.2)
Excess tax benefit related to stock-based compensation	(1.3)	(2.4)	(1.5)
Other	0.2	0.2	(0.1)
Effective income tax rate	25.5%	23.5%	24.5%

Significant components of the Company’s deferred tax assets and liabilities as of January 28, 2023 and January 29, 2022 are as follows (in thousands):

	January 28, 2023	January 29, 2022
Deferred tax assets:
Operating lease liability	$633,245	$616,340
Self-insurance reserves	41,733	37,188
Compensation and benefits	25,513	25,958
Financing obligations	6,535	3,287
Interest rate swap	—	87
Environment clean up reserve	5,525	4,939
Startup costs	2,495	1,987
Other	26,404	22,863
Total deferred tax assets	$741,450	$712,649

Deferred tax liabilities:
Operating lease right-of-use assets	$606,878	$596,957
Property and equipment	133,785	116,053
Intangible assets	33,883	34,899
Debt costs	455	1,324
Other	11,974	10,759
Total deferred tax liabilities	786,975	759,992
Net deferred tax liabilities	$(45,525)	$(47,343)
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Balance, beginning of period	$2,263	$2,201
Additions for tax positions taken during the current year	109	105
Lapses in statute of limitations	(961)	(43)
Balance, end of period	$1,411	$2,263
The total amount of unrecognized tax benefits, reflective of federal tax benefits at both January 28, 2023 and January 29, 2022 that, if recognized, would favorably affect the effective tax rate was $1.2 million and $2.0 million, respectively.
As of January 28, 2023, management has determined it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next twelve months by $0.1 million, due to the expiration of statute of limitations and expected resolution of state tax audits. The Company’s tax years from 2018 forward remain open and are subject to examination by the Internal Revenue Service or various state taxing jurisdictions.
The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. For fiscal years 2022, 2021, and 2020, the Company recognized no interest income or expense. As of January 28, 2023 and January 29, 2022, the Company had $0.1 million and $0.2 million, respectively, of accrued interest related to income tax uncertainties.

12.    Retirement Plans
Under the Company's 401(k) savings plans, participating employees may make pretax contributions up to 50% of covered compensation subject to federal limits. The Company matches employee contributions at 50% of the first six percent of covered compensation. The Company’s expense under these plans was $13.7 million, $11.1 million and $11.6 million for fiscal years 2022, 2021, and 2020, respectively.
The Company has a non-contributory defined contribution retirement plan for certain key employees. Under this plan, the Company funds annual retirement contributions for the designated participants on an after-tax basis. The Company’s contributions equaled 5% of the participants’ base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four full fiscal years of service. Expense under this plan was $3.7 million, $1.8 million and $2.8 million in fiscal years 2022, 2021 and 2020, respectively.
13.    Asset Retirement Obligations
The following is a summary of activity relating to the liability for asset retirement obligations, which the Company will incur primarily in connection with the expected future removal of gasoline tanks, solar panels and the related infrastructure. The following is included in other non-current liabilities on the consolidated balance sheets (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Balance, beginning of period	$21,378	$19,329	$17,153
Accretion expense	1,497	1,419	1,302
Liabilities incurred during the year	461	630	874
Balance, end of period	$23,336	$21,378	$19,329

14.    Accrued Expenses and Other Current Liabilities
The major components of accrued expenses and other current liabilities are as follows (in thousands):

	January 28, 2023	January 29, 2022
Deferred membership fee income	$183,692	$174,916
Employee compensation	128,483	141,863
Outstanding checks and payables	104,903	133,966
Insurance reserves	53,183	48,379
BJ’s Perks rewards	51,114	40,804
Sales, property, use and other taxes	50,004	47,161
Fixed asset accruals	37,629	29,640
Deferred revenues	30,920	27,717
Utilities, advertising and accrued interest	23,138	21,699
Legal, sales, and membership fee reserves	17,518	14,870
Gift cards	14,092	11,799
Repairs and common area maintenance	11,374	10,174
Professional services	11,311	8,251
Accrued federal and state income taxes	10,950	10,875
Other	39,100	26,131
Total accrued expenses and other current liabilities	$767,411	$748,245

The following table summarizes membership fee income activity for each of the last two fiscal years (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Deferred membership fee income, beginning of period	$174,916	$155,580
Cash received from members	405,506	380,273
Revenue recognized in earnings	(396,730)	(360,937)
Deferred membership fee income, end of period	$183,692	$174,916

15.    Other Non-current Liabilities
The major components of other non-current liabilities are as follows (in thousands):

	January 28, 2023	January 29, 2022
Insurance reserves	$110,777	$98,851
Co-brand deferred revenue and other	32,549	22,082
Asset retirement obligations	23,336	21,378
Financing obligations	27,415	14,816
Total other non-current liabilities	$194,077	$157,127

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
On October 30, 2020, the Company borrowed $260.0 million from the ABL Facility. The proceeds from the Company’s borrowing, as well as $100.0 million of the Company’s cash and cash equivalents, were used to pay $360.0 million of the principal amount due on the First Lien Term Loan. Due to the payment of debt principal on the First Lien Term Loan, the Company determined that certain interest payments are no longer probable and that a portion of one of the interest rate swap agreements would be ineffective as a result of the payment of debt principal, and as such reclassified $5.1 million of losses recorded in accumulated other comprehensive income to interest expense.
On November 10, 2020, the Company terminated one of the Interest Rate Swaps, which fixed $360.0 million of its floating rate debt at a rate of approximately 3.0%. An additional interest rate swap, which fixed $240.0 million of its floating rate debt at 3.0% was determined to be ineffective. Gains and losses on the ineffective interest rate swap agreement w recorded as interest expense.
On April 30, 2021, the Company used $150.0 million of its cash and cash equivalents to pay $100.0 million of the principal amount outstanding on the First Lien Term Loan and $50.0 million of the outstanding amounts on the ABL Facility. The Company accelerated the reclassification of unrealized losses into earnings on the ineffective interest rate swap agreements and reclassified $4.7 million recorded in accumulated other comprehensive income to interest expense, net of tax.
On July 30, 2021, the Company used $210.0 million of its cash and cash equivalents to pay $210.0 million of the principal amount outstanding on the ABL Facility. The Company accelerated the reclassification of unrealized losses into earnings on the ineffective interest rate swap agreements and reclassified $3.5 million recorded in accumulated other comprehensive income to interest expense, net of tax.
The interest rate swaps expired in February 2022. There was no liability recorded as of January 28, 2023 and $2.2 million recorded as of January 29, 2022. The net of tax amount for the effective and ineffective Interest Rate Swaps was recorded in other comprehensive income and interest expense, respectively.

The fair value of derivative instruments included on the consolidated balance sheets are as follows (in thousands):

Accounting for Cash Flow Hedges	Notional Amount	Fixed Rate	Balance Sheet Classification	January 28, 2023	January 29, 2022
Interest rate swap	$600,000	3.00%	Accrued expenses and other current liabilities	$—	$(1,540)
Interest rate swap	360,000	3.00%	Accrued expenses and other current liabilities	—	—
Interest rate swap	240,000	3.00%	Accrued expenses and other current liabilities	—	(616)
Net carrying amount	$1,200,000		Total liabilities	$—	$(2,156)

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
The gross carrying amount and fair value of the Company’s debt at January 28, 2023 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$450,000	$450,482
ABL Revolving Facility	405,000	405,000
Total Debt	$855,000	$855,482
The gross carrying amount and fair value of the Company’s debt at January 29, 2022 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$701,920	$702,053
ABL Facility	50,000	50,000
Total Debt	$751,920	$752,053
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. See Note 2 for further information.
The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, and accounts payable approximate their carrying value due to the short-term maturities of these instruments.

18.    Earnings Per Share
The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for fiscal years 2022, 2021 and 2020 (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Weighted-average shares of common stock outstanding, used for basic computation	134,017	135,386	136,111
Plus: Incremental shares of potentially dilutive securities:
Stock incentive awards	2,456	2,659	2,765
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	136,473	138,045	138,876
The table below summarizes restricted shares and stock options that were excluded from the computation of diluted earnings for fiscal years 2022, 2021, and 2020 as their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Restricted shares	75	32	207
Stock options	—	—	276
19.    Acquisitions
On May 2, 2022, the Company completed the Acquisition to bring substantially all of its end-to-end perishable supply chain in-house. The total consideration paid by the Company in connection with the Acquisition was approximately $375.6 million, excluding transaction costs. For the fiscal year ended January 28, 2023, the Company recorded transaction and integration costs related to the Acquisition of $12.3 million. These costs are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed (in thousands) in connection with the Acquisition:

	As of May 2, 2022
	Initial fair value(a)	Adjustments	Updated fair value
Assets:
Property and equipment, net	$203,400	$—	$203,400
Merchandise inventories	88,072	—	88,072
Goodwill	84,682	—	84,682
Operating lease right-of-use assets, net	15,994	575	16,569
Prepaid expenses and other current assets	433	—	433
Intangibles, net	100	—	100
Total Assets	392,681	575	393,256
Liabilities
Long-term operating lease liabilities	(15,994)	(575)	(16,569)
Accrued expenses and other current liabilities	(1,106)	—	(1,106)
Total liabilities	(17,100)	(575)	(17,675)
Total consideration paid, including working capital adjustments	$375,581	$—	$375,581
(a) Initial fair value disclosed in our Quarterly Report on Form 10-Q for the period ended July 30, 2022, filed with the SEC on August 26, 2022

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
For the fiscal year ended January 28, 2023, the Acquisition generated an incremental $66.8 million in revenue. It is impracticable to provide historical supplemental pro forma financial information along with earnings during the period subsequent to the Acquisition due to a variety of factors, including access to historical information and the operations of acquirees being integrated within the Company shortly after closing and not operating as discrete entities within the Company’s organizational structure.
20.    Condensed Financial Information of Registrant (Parent Company Only)
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(Amounts in thousands)

	January 28, 2023	January 29, 2022
ASSETS
Investment in subsidiaries	$1,046,837	$648,108

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value; 5,000 shares authorized, and no shares issued or outstanding	$—	$—
Common stock; $0.01 par value; 300,000 shares authorized, 146,347 shares issued and 133,903 shares outstanding at January 28, 2023; 300,000 shares authorized, 145,451 shares issued and 135,506 shares outstanding at January 29, 2022	1,463	1,454
Additional paid-in capital	960,105	904,009
Retained earnings	644,490	131,313
Treasury stock, at cost, 12,444 shares at January 28, 2023 and 9,945 shares at January 29, 2022	(559,221)	(388,668)
Total stockholders’ equity	$1,046,837	$648,108
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Equity in net income of subsidiaries	$513,177	$426,652	$421,030
Net income	513,177	426,652	421,030
Net income per share:
Basic	$3.83	$3.15	$3.09
Diluted	3.76	3.09	3.03
Weighted-average number of shares outstanding:
Basic	134,017	135,386	136,111
Diluted	136,473	138,045	138,876
A statement of cash flows has not been presented as BJ’s Wholesale Club Holdings, Inc. did not have any cash as of, or for, the years ended January 28, 2023, January 29, 2022, or January 30, 2021.

Basis of Presentation
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of BJ’s Wholesale Club Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of BJ’s Wholesale Club Holdings, Inc.’s operating subsidiaries to pay dividends may be restricted due to terms of the subsidiaries’ First Lien Term Loan and ABL Revolving Facility, as defined in Note 5. For example, the covenants of the ABL Revolving Facility restrict the payment of dividends to, among other exceptions, (i) a greater of $135.0 million or 15.0% of trailing 12 months EBITDA general basket, (ii) a basket for unlimited dividends and distributions if there is no specified event of default and either (x) (A) availability under the ABL Revolving Facility is not less than 17.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility for the 30 consecutive day period ending immediately prior to such dividend or distribution and (B) availability under the ABL Revolving Facility is not less than 17.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility on the date of such dividend or distribution or (y) (A) availability under the ABL Revolving Facility is not less than 12.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility for the 30 consecutive day period ending immediately prior to such dividend or distribution, (B) availability under the ABL Revolving Facility is not less than 12.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility on the date of such dividend or distribution and (C) the fixed charge coverage ratio as of the end of the most recently ended fiscal quarter for which financial statements are available is not less than 1.00 to 1.00, and (iii) ) a basket for up to 7.0% per annum of the market capitalization of BJ’s Wholesale Club Holdings, Inc if there is no event of default. The covenants of the First Lien Term Loan restrict the payment of dividends and distributions to, among other exceptions, (i) a $25.0 million general basket, (ii) a basket for unlimited dividends and distributions if no event of default exists and the pro-forma total net leverage ratio is less than or equal to 4.25 to 1.00, (iii) a "growing" basket based on, among other things, retained excess cash flow subject to no event of default and compliance with a pro-forma interest coverage ratio of greater than or equal to 2.00 to 1.00, and (iv) a basket for 6.0% per annum of the net cash proceeds received from such qualified IPO that are contributed to the borrower in cash. As of January 28, 2023, the amount of net income free of such restrictions and available for payment by BJ’s Wholesale Club Holdings, Inc. as dividends, was $513.2 million, and the total amount of restricted net assets of consolidated subsidiaries of BJ’s Wholesale Club Holdings, Inc. was $113.2 million.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 28, 2023, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
As permitted by Securities and Exchange Commission staff guidance, management excluded the internal controls of the four distribution centers and the related private transportation fleet, acquired from Burris Logistics, LLC. on May 2, 2022, from the scope of its assessment of internal control over financial reporting. As of January 28, 2023, the acquired business comprised approximately 6.2% of consolidated total assets and 0.4% of consolidated net sales as of and for the year ended January 28, 2023.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2023. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of January 28, 2023, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The information required by Items 10-14 will be set forth in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of the fiscal year covered by this report (the "2023 Proxy Statement"), and is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, other than the information about our executive officers contained in the discussion entitled "Information about our Executive Officers" in Part I of this Annual Report on Form 10-K, is incorporated by reference to the 2023 Proxy Statement.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2023 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the 2023 Proxy Statement.

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

3.1.1
Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38559) filed on June 22, 2020 and incorporated herein by reference).

3.1.2
Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38559) filed on June 21, 2022 and incorporated herein by reference).

3.2
Second Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

3.2.1
First Amendment to the Second Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-38559) filed on June 21, 2022 and incorporated herein by reference).

4.1	Description of Company’s Securities (filed herewith).
10.1
Amended and Restated Credit Agreement among BJ’s Wholesale Club, Inc., the Company, Wells Fargo Bank, National Association, as administrative agent, and the other lenders and issuers party thereto from time to time, dated as of February 3, 2017 (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

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

10.2-2
Second Refinancing Amendment to First Lien Term Loan Credit Agreement, by and among BJ’s Wholesale Club, Inc., the Company, the lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent, dated as of January 29, 2020 (filed herewith).

10.2.3
Third Amendment to First Lien Term Loan Credit Agreement, by and among BJ’s Wholesale Club, Inc., the Company, the lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent, dated as of January 5, 2023 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38559) filed on January 9, 2023 and incorporated herein by reference).

10.3
Credit Agreement among BJ’s Wholesale Club, Inc., the Company, Bank of America, N.A., as administrative agent and the other lenders and issuers party thereto from time to time, dated as of July 28, 2022 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38559) filed on August 2, 2022 and incorporated herein by reference).

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

10.6#
Employment Agreement between Scott Kessler and BJ's Wholesale Club, Inc. dated as of May 30, 2017 (previously filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.7#
Employment Agreement between Jeff Desroches and BJ's Wholesale Club, Inc., dated as of April 8, 2018 (previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K (File No. 001-38559) on March 17, 2022 and incorporated herein by reference).

10.8#
Employment Agreement between Paul Cichocki and BJ's Wholesale Club, Inc., dated as of January 30, 2020 (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K (File No. 001-38559) on March 19, 2021 and incorporated herein by reference).

10.9#
Fourth Amended and Restated 2011 Stock Option Plan of the Company, effective as of March 24, 2016 (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.9.1#
Amendment to the Fourth Amended and Restated 2011 Stock Option Plan of the Company, dated as of June 14, 2018 (previously filed as Exhibit 10.12(a) to the Company’s Annual Report on Form 10-K (File No. 001-38559) on March 17, 2022 and incorporated herein by reference).

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

10.13.1#
First Amendment to the Non-Employee Director Compensation Policy of the Company, effective as of October 1, 2020 (previously filed as Exhibit 10.13.1 to the Company's Annual Report on Form 10-K (File No. 001-38559) on March 19, 2021 and incorporated herein by reference).

10.13.2#
Second Amendment to the Non-Employee Director Compensation Policy of the Company, effective as of October 1, 2021 (previously filed as Exhibit 10.3.2 to the Company's Annual Report on Form 10-K (File No. 001-38559) on March 17, 2022 and incorporated herein by reference).

10.14#
Form of Indemnification Agreement for Executive Officers and Directors (previously filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.15#
BJ’s Wholesale Club Annual Incentive Plan, effective as of January 29, 2017 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 001-38559) on March 19, 2021 and incorporated herein by reference).

10.15.1#
First Amendment to BJ’s Wholesale Club Annual Incentive Plan, effective as of January 18, 2021 (previously filed as Exhibit 10.15.1 to the Company's Annual Report on Form 10-K (File No. 001-38559) on March 19, 2021 and incorporated herein by reference).

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

Dated: March 16, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Robert W. Eddy
Robert W. Eddy Director, President & Chief Executive Officer (Principal Executive Officer)
Date: March 16, 2023

/s/ Laura L. Felice
Laura L. Felice Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Date: March 16, 2023

/s/ Joseph McGrail
Joseph McGrail Senior Vice President, Controller (Principal Accounting Officer)
Date: March 16, 2023

/s/ Christopher J. Baldwin
Christopher J. Baldwin Chairman
Date: March 16, 2023

/s/ Darryl Brown
Darryl Brown Director
Date: March 16, 2023

/s/ Maile Clark
Maile Clark Director
Date: March 16, 2023

/s/ Michelle Gloeckler
Michelle Gloeckler Director
Date: March 16, 2023

/s/ Ken Parent
Ken Parent Director
Date: March 16, 2023

/s/ Christopher H. Peterson
Christopher H. Peterson Director
Date: March 16, 2023

/s/ Robert Steele
Robert Steele Director
Date: March 16, 2023