Form 10-Q
period 2023-04-29
BJ's Wholesale Club Holdings, Inc.
filed 2023-05-26
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 19, 2023, the registrant had 134,369,427 shares of common stock, $0.01 par value per share, outstanding.

TRADEMARKS
BJ’s Wholesale Club®, BJ’s®, Wellsley Farms®, Berkley Jensen®, My BJ’s Perks®, BJ’s Easy Renewal®, BJ’s Gas®, BJ's One®, BJ's One+®, BJ’s Perks Elite®, BJ’s Perks Plus®, Inner Circle®, Same-Day-Select®, ExpressPay® and BJ’s Perks Rewards® are all registered trademarks of BJ’s Wholesale Club, Inc. Other trademarks, tradenames and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of those other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks.
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
•    "fiscal year 2022" means the 52 weeks ended January 28, 2023;
•    "fiscal year 2023" means the 53 weeks ending February 3, 2024;
•    "GAAP" means generally accepted accounting principles in the United States of America;
•    "ESPP" means the Company's Employee Stock Purchase Plan; and
•    "the Acquisition" means the Company's acquisition of the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics, LLC on May 2, 2022.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	April 29, 2023	January 28, 2023	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$23,387	$33,915	$37,952
Accounts receivable, net	217,866	239,746	210,405
Merchandise inventories	1,532,006	1,378,551	1,462,098
Prepaid expenses and other current assets	69,048	51,033	58,814
Total current assets	1,842,307	1,703,245	1,769,269
Operating lease right-of-use assets, net	2,124,621	2,142,925	2,177,777
Property and equipment, net	1,364,815	1,337,029	989,658
Goodwill	1,008,816	1,008,816	924,134
Intangibles, net	113,536	115,505	122,332
Deferred income taxes	6,728	11,498	4,595
Other assets	33,672	30,938	22,240
Total assets	$6,494,495	$6,349,956	$6,010,005
LIABILITIES
Current liabilities:
Short-term debt	$400,000	$405,000	$80,000
Current portion of operating lease liabilities	178,939	177,233	169,423
Accounts payable	1,281,676	1,195,697	1,267,102
Accrued expenses and other current liabilities	758,724	767,411	692,530
Total current liabilities	2,619,339	2,545,341	2,209,055
Long-term operating lease liabilities	2,037,844	2,058,797	2,107,532
Long-term debt	448,004	447,880	748,987
Deferred income taxes	66,699	57,024	58,511
Other non-current liabilities	190,883	194,077	164,578
Commitments and contingencies (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 147,380 shares issued and 134,376 outstanding at April 29, 2023; 146,347 shares issued and 133,903 outstanding at January 28, 2023; and 145,941 shares issued and 135,195 outstanding at April 30, 2022	1,473	1,463	1,459
Additional paid-in capital	970,227	958,555	914,120
Retained earnings	760,567	644,490	243,763
Accumulated other comprehensive income	1,049	1,550	2,010
Treasury stock, at cost, 13,004 shares at April 29, 2023; 12,444 shares at January 28, 2023; and 10,746 shares at April 30, 2022	(601,590)	(559,221)	(440,010)
Total stockholders’ equity	1,131,726	1,046,837	721,342
Total liabilities and stockholders’ equity	$6,494,495	$6,349,956	$6,010,005
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net sales	$4,620,620	$4,399,810
Membership fee income	102,522	96,625
Total revenues	4,723,142	4,496,435
Cost of sales	3,843,150	3,705,838
Selling, general and administrative expenses	689,328	635,380
Pre-opening expenses	3,894	4,900
Operating income	186,770	150,317
Interest expense, net	14,690	7,841
Income from continuing operations before income taxes	172,080	142,476
Provision for income taxes	56,092	30,019
Income from continuing operations	115,988	112,457
Income (loss) from discontinued operations, net of income taxes	89	(7)
Net income	$116,077	$112,450
Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.87	$0.84
Income from discontinued operations	—	—
Net income	$0.87	$0.84
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.85	$0.82
Income from discontinued operations	—	—
Net income	$0.85	$0.82
Weighted-average number of shares outstanding:
Basic	133,312	134,244
Diluted	135,902	136,702
Other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income, net of tax	$(501)	$117
Unrealized gain on cash flow hedge, net of income tax provision of $229, at April 30, 2022	—	588
Total other comprehensive income (loss)	(501)	705
Total comprehensive income	$115,576	$113,155
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 28, 2023	146,347	$1,463	$958,555	$644,490	$1,550	(12,444)	$(559,221)	$1,046,837
Net income	—	—	—	116,077	—	—	—	116,077
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	(501)	—	—	(501)
Common stock issued under stock incentive plans	1,033	10	(10)	—	—	—	—	—
Stock-based compensation expense	—	—	10,007	—	—	—	—	10,007
Net cash received from stock option exercises	—	—	1,675	—	—	—	—	1,675
Acquisition of treasury stock	—	—	—	—	—	(560)	(42,369)	(42,369)
Balance, April 29, 2023	147,380	$1,473	$970,227	$760,567	$1,049	(13,004)	$(601,590)	$1,131,726

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 29, 2022	145,451	$1,454	$902,704	$131,313	$1,305	(9,945)	$(388,668)	$648,108
Net income	—	—	—	112,450	—	—	—	112,450
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	117	—	—	117
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	588	—	—	588
Common stock issued under stock incentive plans	490	5	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	9,115	—	—	—	—	9,115
Net cash received from stock option exercises	—	—	2,306	—	—	—	—	2,306
Acquisition of treasury stock	—	—	—	—	—	(801)	(51,342)	(51,342)
Balance, April 30, 2022	145,941	$1,459	$914,120	$243,763	$2,010	(10,746)	$(440,010)	$721,342
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116,077	$112,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,190	47,109
Amortization of debt issuance costs and accretion of original issue discount	324	832
Stock-based compensation expense	10,007	9,115
Deferred income tax provision	14,445	6,299
Changes in operating leases and other non-cash items	(750)	29,892
Increase (decrease) in cash due to changes in:
Accounts receivable	21,871	(36,454)
Merchandise inventories	(153,455)	(219,163)
Prepaid expenses and other current assets	(18,016)	(3,566)
Other assets	(2,933)	587
Accounts payable	85,979	154,319
Accrued expenses and other current liabilities	(4,977)	(58,780)
Other non-current liabilities	(3,630)	1,668
Net cash provided by operating activities	119,132	44,308
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(92,084)	(90,533)
Net cash used in investing activities	(92,084)	(90,533)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	149,000	115,000
Payments on revolving lines of credit	(154,000)	(35,000)
Net cash received from stock option exercises	1,675	2,306
Acquisition of treasury stock	(42,369)	(51,342)
Proceeds from financing obligations	9,104	8,072
Other financing activities	(986)	(295)
Net cash (used in) provided by financing activities	(37,576)	38,741
Net decrease in cash and cash equivalents	(10,528)	(7,484)
Cash and cash equivalents at beginning of period	33,915	45,436
Cash and cash equivalents at end of period	$23,387	$37,952
Supplemental cash flow information:
Interest paid	$14,540	$6,993
Income taxes paid	11,875	10,925
Operating lease liabilities arising from obtaining right-of-use assets	26,189	123,339
Non-cash financing and investing activities:
Property additions included in accrued expenses	24,754	23,974
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries is a leading warehouse club operator concentrated primarily in the eastern half of the United States. As of April 29, 2023, the Company operated 237 warehouse clubs and 167 gas stations in 18 states.
The Company follows and reports based on the National Retail Federation’s fiscal calendar. The thirteen week periods ended April 29, 2023 and April 30, 2022 are referred to herein as the "first quarter of fiscal year 2023" and the "first quarter of fiscal year 2022," respectively.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim financial statements of BJ’s Wholesale Club Holdings, Inc. are unaudited and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial statements in accordance with GAAP.
The condensed consolidated balance sheet as of January 28, 2023 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the first quarter of fiscal year 2023 are not necessarily indicative of future results or results to be expected for fiscal year 2023. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year 2022, as filed with the Securities and Exchange Commission on March 16, 2023.
Recent Accounting Pronouncements
The Company’s accounting policies are set forth in the audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2022. There have been no material changes to these accounting policies and no accounting pronouncements adopted that had a material impact on the Company’s financial statements.
3. Revenue Recognition
Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue as it satisfies a performance obligation by transferring control of the goods or services to the customer.
Net sales—The Company recognizes net sales at clubs and gas stations when the customer takes possession of the goods and tenders payment. Sales tax is recorded as a liability at the point of sale. Revenue is recorded at the point of sale based on the transaction price on the shelf sign, net of any applicable discounts, sales tax and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the time of shipment. The following table summarizes the Company’s point of sale transactions at clubs and gas stations, excluding sales tax, as a percentage of both net sales and total revenues:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Point of sale transactions, excluding sales tax, as a percent of net sales	91%	92%
Point of sale transactions, excluding sales tax, as a percent of total revenues	89%	90%

BJ’s Perks Rewards and My BJ’s Perks programs—The Company’s BJ’s Perks Rewards membership program which was in place in fiscal year 2022, allowed participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ’s. The Company also offered a co-branded credit card program, the My BJ’s Perks program, which allowed My BJ’s Perks Mastercard credit card holders to earn up to 5% cash back on eligible purchases made at BJ’s and up to 2% cash back on purchases made with the card outside of BJ’s. Cash back was in the form of electronic awards issued in $10 increments that could be used online or in-club at the register and expired six months from the date issued.
In the first quarter of fiscal year 2023, the Company rebranded the rewards program. The former BJ's Perks Rewards membership program is now the Club+ program, whereby participating members earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJs and a 5 cent-per-gallon discount at BJ's gas locations. The Company's co-branded credit card program is now the BJ's One and BJ's One+ program, which allows cardholders with the opportunity to earn up to 5% cash back on purchases made in BJ's clubs or online at bjs.com and up to a 15 cent-per-gallon discount on gasoline when paying with a BJ's One or BJ's One+ Mastercard at our BJ’s gas locations. Cash back is in the form of electronic awards issued to each member monthly on their credit card statement date. Earned rewards under these two programs do not expire.
Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or the Company’s website. The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $36.6 million at April 29, 2023, $34.7 million at January 28, 2023 and $32.5 million at April 30, 2022 and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. In the first quarter of fiscal year 2023, the Company recognized $34.7 million of revenue that was included in the deferred liability as of January 28, 2023. In the first quarter of fiscal year 2022, the Company recognized $30.3 million that was included in the deferred liability as of January 29, 2022.
Royalty revenue received in connection with the My BJ’s Perks and the BJ's One and BJ's One+ co-brand credit card program is variable consideration and is considered deferred until the card holder makes a purchase. The Company’s total deferred royalty revenue related to the outstanding My BJ's Perks and BJ's One and BJ's One+ credit card program was $4.1 million, $17.9 million, and $29.2 million at April 29, 2023, January 28, 2023, and April 30, 2022, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The timing of revenue recognition of these awards is driven by actual customer activities, such as redemptions and expirations. As of April 29, 2023, the Company expects to recognize $4.1 million of the deferred revenue in fiscal year 2023.
In connection with the new co-brand credit card program, the Company has deferred approximately $14.7 million for funds received related to marketing and other integration costs as of April 29, 2023. The Company expects to recognize approximately $6.3 million in fiscal year 2023, which is included in accrued expenses and other current liabilities. The Company expects to recognize approximately $8.4 million thereafter, of which $1.1 million is included in accrued expenses and other current liabilities and $7.3 million is included in other non-current liabilities in the condensed consolidated balance sheets.
Membership—The Company charges a membership fee to its customers, which allows customers to shop in the Company’s clubs, shop on the Company’s website, and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. As the Company has the obligation to provide access to its clubs, website, and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $192.7 million, $183.7 million and $185.2 million at April 29, 2023, January 28, 2023, and April 30, 2022, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
Gift Card Programs—The Company sells BJ’s gift cards that allow customers to redeem the card for future purchases equal to the amount of the original purchase price of the gift card. Revenue from gift card sales is recognized upon redemption of the gift card because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. Deferred revenue related to gift cards was $13.1 million, $14.1 million and $11.2 million at April 29, 2023, January 28, 2023, and April 30, 2022, respectively. The Company recognized $11.6 million and $10.5 million of revenue from gift card redemptions in the first quarters of fiscal year 2023 and fiscal year 2022, respectively.
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
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Grocery	71%	67%
General Merchandise and Services	10%	11%
Gasoline and Other	19%	22%

4. Debt and Credit Arrangements
The following table summarizes the Company’s debt (in thousands):

	April 29, 2023	January 28, 2023	April 30, 2022
ABL Revolving Facility	$400,000	$405,000	$—
ABL Facility	—	—	130,000
First Lien Term Loan	450,000	450,000	701,920
Unamortized original issue discount and debt issuance costs	(1,996)	(2,120)	(2,933)
Less: Short-term debt	(400,000)	(405,000)	(80,000)
Long-term debt	$448,004	$447,880	$748,987
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
The ABL Revolving Facility places certain restrictions (i.e., covenants) upon the Borrower’s, and its subsidiaries’, ability to, among other things, incur additional indebtedness, pay dividends and make certain loans, investments, and divestitures. The ABL Revolving Facility contains customary events of default (including payment defaults, cross-defaults to certain of our other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Revolving Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Revolving Facility.
At January 28, 2023, there was $405.0 million outstanding in loans under the ABL Revolving Facility and $11.5 million in outstanding letters of credit. The interest rate on the revolving credit facility was 5.63% and unused capacity was $535.2 million.
As of April 29, 2023, there was $400.0 million outstanding in loans under the ABL Revolving Facility and $11.8 million in outstanding letters of credit. The interest rate on the ABL Revolving Facility was 6.08% and unused capacity was $645.0 million.
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
As of April 30, 2022, there was $130.0 million outstanding in loans under the ABL Facility and $10.9 million in outstanding letters of credit. The interest rate on the ABL Facility was 1.89%, the interest rate of the term loan was 2.45%, and unused capacity was $859.1 million.
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
The Third Amendment, among other things, extended the maturity date with respect to the term loans outstanding under the First Lien Term Loan Credit Agreement from February 3, 2024 to February 3, 2027. In addition, the Third Amendment transitioned the interest rate, immediately, from LIBOR to SOFR and changed the applicable margin from LIBOR plus 200 – 225 basis points per annum to SOFR plus 275 basis points per annum.
Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. As of April 29, 2023, the Company's net leverage ratio did not exceed 3.50 to 1.00, and therefore, no incremental principal payments were required. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain "fixed assets" of the Company and on a junior basis by certain "liquid" assets of the Company.
There was $450.0 million outstanding on the First Lien Term Loan at April 29, 2023 and January 28, 2023 and $701.9 million outstanding at April 30, 2022. The interest rates were 7.58%, 7.11%, and 2.52% at April 29, 2023, January 28, 2023, and April 30, 2022, respectively.
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
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, the 2011 Plan, or the 2012 Director Plan is forfeited, expires, or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration, or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan, or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan, or 2012 Director Plan. As of April 29, 2023, there were 4,859,186 shares available for future issuance under the 2018 Plan.
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
The following table summarizes the Company’s stock award activity during the thirteen weeks ended April 29, 2023 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding, January 28, 2023	1,788	$20.35	750	$50.10	24	$58.61	854	$45.70
Granted (a)	—	—	321	76.07	—	—	503	76.07
Forfeited/canceled	—	—	(3)	47.63	(5)	58.61	—	—
Exercised/vested	(79)	21.32	(378)	42.57	—	—	(640)	24.35
Outstanding, April 29, 2023	1,709	$20.31	690	$66.33	19	$58.61	717	$58.84
a.Includes 320 incremental Performance Stock awards granted in fiscal year 2020 with a weighted-average grant date fair value of $24.35, that vested in fiscal year 2023 at greater than 100% of target based on performance.
Stock-based compensation expense was $10.0 million and $9.1 million for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.
On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective July 1, 2018. The aggregate number of shares of common stock that were to be reserved for issuance under the ESPP was to be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the

Company's board of directors. The offering under the ESPP commenced on January 1, 2019. The amount of expense recognized for the thirteen weeks ended April 29, 2023 and April 30, 2022 was $0.3 million and $0.2 million, respectively. As of April 29, 2023, there were 2,524,665 shares available for issuance under the ESPP.
7. Treasury Shares and Share Repurchase Program
Treasury Shares Acquired on Restricted Stock and Performance Stock Awards
The Company acquired 356,202 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock and performance stock awards in the thirteen weeks ended April 29, 2023, which were recorded as $27.1 million of treasury stock. The Company acquired 229,900 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended April 30, 2022, which were recorded as $15.5 million of treasury stock.
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
The Company repurchased 204,040 shares for $15.3 million and 570,506 shares for $35.8 million during the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively. As of April 29, 2023, $303.4 million remained available to purchase under the 2021 Repurchase Program.
8. Income Taxes
The Company projects the estimated annual effective tax rate for fiscal year 2023 to be 28.3%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.

The Company’s effective income tax rate from continuing operations was 32.6% and 21.1% for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively. The increase in the effective tax rate was largely due to an immaterial adjustment to certain deferred tax assets related to prior periods, as well as lower excess tax benefits, offset by higher income in the current period.
The Company is subject to taxation in the U.S. federal and various state taxing jurisdictions. The Company’s tax years from 2018 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities.
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
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable inputs other than quoted market prices included in Level 1 such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Financial Assets and Liabilities
The fair value of the Company's long-term debt is estimated based on current market rates for our specific debt instrument. Judgment is required to develop these estimates. As such, the estimated fair value of long-term debt is classified within Level 2, as defined under U.S. GAAP.
The gross carrying amount and fair value of the Company’s debt at April 29, 2023 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$450,000	$450,734
ABL Revolving Facility	400,000	400,000
Total Debt	$850,000	$850,734
The gross carrying amount and fair value of the Company’s debt at January 28, 2023 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$450,000	$450,482
ABL Revolving Facility	405,000	405,000
Total Debt	$855,000	$855,482
The gross carrying amount and fair value of the Company’s debt at April 30, 2022 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$701,920	$701,323
ABL Facility	130,000	130,000
Total Debt	$831,920	$831,323
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
10. Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for the thirteen weeks ended April 29, 2023 and April 30, 2022 (in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Weighted-average shares of common stock outstanding, used for basic computation	133,312	134,244
Plus: Incremental shares of potentially dilutive securities:
Stock incentive awards	2,590	2,458
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	135,902	136,702
The table below summarizes anti-dilutive awards that were excluded from the computation of diluted earnings for the thirteen weeks ended April 29, 2023 and April 30, 2022, as their inclusion would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Restricted shares	103	96
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
The Interest Rate Swaps expired in February 2022. There was no liability recorded as of April 29, 2023,  January 28, 2023, or April 30, 2022.
The net of tax amount for the effective and ineffective Interest Rate Swaps was recorded in other comprehensive income and interest expense, respectively. There were no gains or losses recorded in other comprehensive income for the thirteen weeks ended April 29, 2023. For the thirteen weeks ended April 30, 2022, the Company recorded a $0.8 million gain in other comprehensive income. There was no ineffective portion of gains in the thirteen weeks ended April 29, 2023. The ineffective portion of gains of $0.3 million for the thirteen weeks ended April 30, 2022 was recorded in interest expense.

12. Acquisitions
On May 2, 2022, the Company completed the Acquisition to bring substantially all of its end-to-end perishable supply chain in-house. The total consideration paid by the Company in connection with the Acquisition was approximately $375.6 million, excluding transaction costs. The Company did not record any transaction costs during the thirteen weeks ended April 29, 2023. The Company recorded transaction costs related to the acquisition of $7.9 million during the thirteen weeks ended April 30, 2022. These costs are included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
The following table summarizes the consideration paid and the final fair values of the assets acquired and liabilities assumed (in thousands) in connection with the Acquisition:

As of May 2, 2022
Fair Value
Assets:
Property and equipment, net	$203,400
Merchandise inventories	88,072
Goodwill	84,682
Operating lease right-of-use assets, net	16,569
Prepaid expenses and other current assets	433
Intangibles, net	100
Total Assets	393,256
Liabilities:
Long-term operating lease liabilities	(16,569)
Accrued expenses and other current liabilities	(1,106)
Total Liabilities	(17,675)
Total consideration paid, including working capital adjustments	$375,581

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
•    domestic and international economic conditions, including high inflation rates or further increases in inflation or interest rates, supply chain disruptions, construction delays and exchange rates;
•    our ability to procure the merchandise we sell at the best possible prices;
•    the effects of competition in, and regulation of, the retail industry;
•    our dependence on vendors to supply us with quality merchandise at the right time and at the right price;
•    risks related to our indebtedness;
•    changes in laws related to, or the governments administration of, the Supplemental Nutrition Assistance Program or its electronic benefit transfer systems;
•    the risks and uncertainties related to the impact of any future pandemic, epidemic or outbreak of any other highly infectious disease;
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
•    risks relating to our ability to attract and retain a qualified management team and other team members;
•    risks relating to our ability to implement our growth strategy by opening new clubs, and gasoline stations; and
•    the other risk factors identified in our filings with the Securities and Exchange Commission, including in particular those set forth under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (the "Annual Report on Form 10-K for the fiscal year 2022") and this Quarterly Report on Form 10-Q.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to promote an understanding of the results of operations and financial condition of the Company and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year 2022. The following discussion may contain forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled "Forward-Looking Statements" and in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year 2022.
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2023" relate to the 53 weeks ending February 03, 2024, and references herein to "fiscal year 2022" relate to the 52 weeks ended January 28, 2023. The first quarter of fiscal year 2023 ended on April 29, 2023, and the first quarter of fiscal year 2022 ended on April 30, 2022, and both include thirteen weeks.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 237 large-format, high volume warehouse clubs and 167 gas stations spanning 18 states as of the date of this filing. In our core New England markets, which have high population density and generate a disproportionate part of U.S. gross domestic product, we operate almost three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club ("BOPIC") service, curbside delivery, same-day home delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces where members receive preferential pricing by linking their membership. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for either unlimited or twelve same-day grocery deliveries over a one-year period.
Our leadership team continues to focus on transforming how we use data to improve member experience, instilling a culture of cost discipline, adopting a more proactive approach to growing our membership base and building an omnichannel offering oriented towards making shopping at BJ’s more convenient. These changes continue to deliver results, evidenced by year-over-year income from continuing operations growth, consecutive quarter comparable club sales growth and adjusted EBITDA growth over the last four years.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. As of the end of the first quarter of fiscal year 2023, we had more than 6.5 million members paying annual fees to gain access to savings on groceries and general merchandise and services. The annual membership fee for our Club Card (formerly Inner Circle®) membership is generally $55, and the annual membership fee for our BJ’s Club+ (formerly Perks Rewards®) membership, which offers additional value-enhancing features, is generally $110. We believe that members can save over ten times their $55 Club Card membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented over $3.7 billion in annual sales for fiscal year 2022 and are the largest brands we sell in terms of volume. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 20 consecutive years of membership fee income growth. Our membership fee income was $402.6 million for the trailing twelve-months ended April 29, 2023.
Our business is moderately seasonal in nature. Historically, our business has realized a slightly higher portion of net sales, operating income, and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively. Our quarterly results have been, and will continue to be, affected by the timing of new club openings and their associated pre-opening expenses. As a result of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

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
Size and loyalty of membership base
The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for the past two decades and the quality of our membership mix is strong as evidenced by our higher tier penetration growth in the first thirteen weeks of fiscal year 2023. Our membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 90% at the end of fiscal year 2022.
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
Infrastructure investment
Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that expanding our club footprint, bringing substantially all of our end-to-end perishable supply chain in-house with the Acquisition, and enhancing our information systems, including our distribution center and transportation management systems, and investing in hardware and digitally enabled shopping capabilities for convenience, such as BOPIC, curbside pickup, and same day home delivery will enable us to replicate our profitable club format and provide a differentiated shopping experience. We expect these infrastructure investments to support our successful operating model across our club operations.
Gasoline prices
The market price of gasoline impacts our net sales and comparable club sales, and large fluctuations in the price of gasoline may produce a short-term impact on our margins. Retail gasoline prices are driven by daily crude oil and wholesale commodity market changes and are volatile, as they are influenced by factors that include changes in demand and supply of oil and refined products, global geopolitical events, regional market conditions, and supply interruptions caused by severe weather conditions. Typically, the change in crude oil prices impacts the purchase price of wholesale petroleum fuel products, which in turn impacts retail gasoline prices at the pump. During times when prices are particularly volatile, differences in pricing and procurement strategies between the Company and its competitors may lead to temporary margin contraction or expansion, depending on whether prices are rising or falling, and this impact could affect our overall results for a fiscal quarter.
In addition, the relative level of gasoline prices from period to period may lead to differences in our net sales between those periods. Further, because we generally attempt to maintain a fairly stable gross profit per gallon, this variance in net sales, which may be substantial, may or may not have a significant impact on our operating income.

Inflation and deflation trends
Our financial results can be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation, which could lead to a reduction in our sales, as well as greater margin pressure, as costs may not be able to be passed on to consumers. Changes in commodity prices and general inflation have impacted several categories of our business. Recent inflationary pressures can be attributed to several macro economic factors including supply chain disruptions, government stimulus, interest rates, and other factors. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended
(dollars in thousands, except per share amounts)	April 29, 2023	April 30, 2022
Net sales	$4,620,620	$4,399,810
Membership fee income	102,522	96,625
Total revenues	4,723,142	4,496,435
Cost of sales	3,843,150	3,705,838
Selling, general and administrative expenses	689,328	635,380
Pre-opening expenses	3,894	4,900
Operating income	186,770	150,317
Interest expense, net	14,690	7,841
Income from continuing operations before income taxes	172,080	142,476
Provision for income taxes	56,092	30,019
Income from continuing operations	115,988	112,457
Income (loss) from discontinued operations, net of income taxes	89	(7)
Net income	$116,077	$112,450

Weighted-average shares outstanding—basic	133,312	134,244
Basic EPS(a)	$0.87	$0.84

Weighted-average shares outstanding—diluted	135,902	136,702
Diluted EPS(a)	$0.85	$0.82

Operational Data:
Total clubs at end of period	237	227
Comparable club sales	2.0%	14.4%
Merchandise comparable club sales	5.7%	4.1%
Adjusted EBITDA (b)	$256,983	$220,801
Free cash flow (b)	27,048	(46,225)
(a) Basic and diluted EPS are calculated using net income.
(b) See "Non-GAAP Financial Measures" and "Liquidity and Capital Resources" within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for definitions of Adjusted EBITDA and Free cash flow, respectively.

Thirteen Weeks Ended April 29, 2023 (First Quarter of Fiscal Year 2023) Compared to Thirteen Weeks Ended April 30, 2022 (First Quarter of Fiscal Year 2022)
Net Sales
Net sales are derived from direct retail sales to customers in our clubs and online, net of merchandise returns and discounts. Growth in net sales is impacted by opening new clubs and increases in comparable club sales.
Net sales for the first quarter of fiscal year 2023 were $4.6 billion, a 5.0% increase from net sales reported for the first quarter of fiscal year 2022 of $4.4 billion. The increase was due primarily to a 2.0% increase in comparable club sales.
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

Thirteen Weeks Ended
April 29, 2023
Comparable club sales	2.0%
Less: impact from gasoline sales	(3.7)%
Merchandise comparable club sales	5.7%

Merchandise comparable club sales increased by 5.7% in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022 primarily driven by an increase in sales of groceries of 8.1%.
In grocery, sales increased as demand for perishables, salty snacks, beverages, packaged goods, dairy, and bakery categories increased compared to the first quarter of fiscal year 2022, partially offset by a decrease in demand for fresh meat, vitamins, and household cleaning categories.
The impact of gasoline sales is a result of lower retail prices, partially offset by slightly higher comparable gallons sold in the first quarter of fiscal 2023 as compared to the first quarter of fiscal year 2022.
Membership fee income
We continue to see growth in the size of our membership base and continued quality. Membership fee income was $102.5 million in the first quarter of fiscal year 2023 compared to $96.6 million in the first quarter of fiscal year 2022, a 6.1% increase. The increase was primarily driven by membership renewals and new members with greater penetration of higher-tier membership levels, evidencing the strength of our membership quality.
In connection with our co-brand credit card transition in the first quarter of fiscal year 2023, we offered a 5 cent-per-gallon discount on gasoline purchases to our Club+ members. We believe the new program will help drive continued growth in our higher-tier membership penetration.
Cost of sales
Cost of sales consists primarily of the direct cost of merchandise and gasoline sold at our clubs, including costs associated with operating our distribution centers, including payroll, payroll benefits, occupancy costs, and depreciation; freight expenses associated with moving merchandise from vendors to our distribution centers and from distribution centers to our clubs, and vendor allowances, rebates, and cash discounts. Inflation levels remained elevated in the first quarter of fiscal year 2023, although moderated compared to the prior fiscal year.
Cost of sales was $3.8 billion, or 83.2% of net sales, in the first quarter of fiscal year 2023 compared to $3.7 billion, or 84.2% of net sales, in the first quarter of fiscal year 2022. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, increased 100 basis points over the prior year period. The improvement in merchandise margins was primarily due to relief in supply chain costs.
Selling, general and administrative expenses
SG&A consists of various expenses related to supporting and facilitating the sale of merchandise in our clubs, including the following: payroll and payroll benefits for team members; rent, depreciation, and other occupancy costs for retail and corporate locations; share-based compensation, advertising expenses; tender costs, including credit and debit card fees; amortization of intangible assets; and consulting, legal, insurance, acquisition and integration costs, and other professional services expenses.
SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. We expect that our SG&A will increase in future periods due to investments to spur comparable club sales growth and our expanding footprint as we open new clubs. In addition, any future increases in wages, stock options or other stock-based grants or modifications will increase our SG&A.
SG&A increased by 8.5% to $689.3 million in the first quarter of fiscal year 2023 from $635.4 million in the first quarter of fiscal year 2022. The year-over-year increase in SG&A was primarily driven by increased labor and occupancy costs as a result of new club and gas station openings, as well as other continued investments to drive strategic priorities. Our growth profile this year is weighted toward owned clubs, elevating our depreciation expense.
Pre-opening expenses
Pre-opening expenses include startup costs for new clubs. Expenses will vary based on the number of new club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $3.9 million in the first quarter of fiscal year 2023 compared to $4.9 million in the first quarter of fiscal year 2022. Pre-opening expenses decreased due to timing of spend for club and gas station openings year-over-year.
Interest expense
Interest expense was $14.7 million in the first quarter of fiscal year 2023 compared to $7.8 million in the first quarter of fiscal year 2022. The increase is primarily due to rising interest rates year-over-year.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 32.6% and 21.1% for the first quarters of fiscal years 2023 and 2022, respectively. The increase in the effective tax rate was largely due to an immaterial adjustment to certain deferred tax assets related to prior periods, as well as lower excess tax benefits, offset by higher income in the current period.
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
The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
Income from continuing operations	$115,988	$112,457
Interest expense, net	14,690	7,841
Provision for income taxes	56,092	30,019
Depreciation and amortization	54,190	47,109
Stock-based compensation expense	10,007	9,115
Pre-opening expenses (a)	3,894	4,900
Non-cash rent (b)	1,551	846
Acquisition and integration costs (c)	—	7,879
Other adjustments (d)	571	635
Adjusted EBITDA	$256,983	$220,801
Adjusted EBITDA as a percentage of net sales	5.6%	5.0%
(a)    Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.
(b)    Consists of an adjustment to remove the non-cash portion of rent expense.
(c)    Represents costs related to the Acquisition, including due diligence, legal, and other consulting expenses.
(d)    Other non-cash items, including non-cash accretion on asset retirement obligations, obligations associated with our post-retirement medical plan and incremental rent expense as the Company transitioned home office locations in fiscal 2022.
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
Adjusted Net Income
The adjusted net income and adjusted net income per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We define adjusted net income as net income as reported adjusted for: acquisition and integration costs; home office transition costs; other adjustments; and the tax impact of the foregoing adjustments on net income. We define adjusted net income per diluted share as adjusted net income divided by the weighted-average diluted shares outstanding.

We believe adjusted net income and adjusted net income per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net income and net income per diluted share because adjusted items are not the result of our normal operations.

	Thirteen Weeks Ended
(in thousands, except per share amounts)	April 29, 2023	April 30, 2022
Net income as reported	$116,077	$112,450
Adjustments:
Acquisition and integration costs (a)	—	7,879
Home office transition costs (b)	—	599
Other adjustments (c)	(601)	(165)
Tax impact of adjustments to net income (d)	170	(2,337)
Adjusted net income	$115,646	$118,426

Weighted-average shares outstanding—diluted	135,902	136,702
Adjusted EPS(e)	$0.85	$0.87
(a)Represents costs related to the Acquisition, including due diligence, legal, and other consulting expenses.
(b)Represents incremental rent expense as the Company transitioned home office locations in fiscal 2022.
(c)Other non-cash items related to the reclassification into earnings of accumulated other comprehensive income/ loss associated with the de-designation of hedge accounting and other adjustments.
(d)Represents the tax effect of the above adjustments at a statutory tax rate of approximately 28%.
(e)Adjusted EPS represents adjusted net income per diluted share.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Revolving Facility. As of April 29, 2023, cash and cash equivalents totaled $23.4 million and we had $645.0 million of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures; fund possible acquisitions; fund share repurchases; and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.
In the first quarter of fiscal year 2023, we used $15.3 million of available cash to repurchase 204,040 shares under the 2021 Repurchase Program.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
Net cash provided by operating activities	$119,132	$44,308
Net cash used in investing activities	(92,084)	(90,533)
Net cash (used in) provided by financing activities	(37,576)	38,741
Net decrease in cash and cash equivalents	$(10,528)	$(7,484)

Net Operating Cash Flows

Net cash provided by operating activities was $119.1 million for the first quarter of fiscal year 2023 compared to $44.3 million for the first quarter of fiscal year 2022. The increase in operating cash flow was primarily due to the increase in pre-tax net income, excluding non-cash items, coupled with favorable fluctuations in working capital.
Net Investing Cash Flows
Cash used in investing activities was $92.1 million for the first quarter of fiscal year 2023, compared to $90.5 million for the first quarter of fiscal year 2022. The slight increase is primarily due to the volume and cost of property, plant and equipment additions as we continue to expand our footprint with more purchased locations.
Net Financing Cash Flows
Net cash used in financing activities for the first quarter of fiscal year 2023 was $37.6 million compared to net cash provided by financing activities of $38.7 million for the first quarter of fiscal year 2022. The change is primarily driven by the timing of borrowings and repayments on our ABL Revolving Facility in the first quarter of fiscal year 2023 as compared to the first quarter of fiscal year 2022.
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
The following is a reconciliation of our net cash provided by operating activities to free cash flow for the periods presented:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
Net cash provided by operating activities	$119,132	$44,308
Less: Additions to property and equipment, net of disposals	92,084	90,533
Plus: Proceeds from sale leaseback transactions	—	—
Free cash flow	$27,048	$(46,225)
Free cash flow increased to $27.0 million for the first quarter of fiscal year 2023 compared to a decline of $46.2 million for the first quarter of fiscal year 2022. The increase is the result of higher cash flows from operating activities primarily due to the increase in pre-tax net income, excluding non-cash items, coupled with favorable fluctuations in working capital, offset by higher cash outflows for property and equipment.
Debt and Borrowing Capacity
Our primary sources of borrowing capacity are the ABL Revolving Facility and the First Lien Term Loan, which are further discussed in Note 4, "Debt and Credit Arrangements," included in this Quarterly Report on Form 10-Q.
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
On January 5, 2023, the Company amended the First Lien Term Loan to extend the maturity date from February 3, 2024 to February 3, 2027 and transition the interest rate from London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) and changes the applicable margin from LIBOR plus 200 – 225 basis points per annum to SOFR plus 275 basis points per annum. In connection with the amendment the Company made a paid approximately $151.9 million of the principal amount.
At April 29, 2023, there was $400.0 million outstanding in loans under the ABL Revolving Facility and $11.8 million in outstanding letters of credit. The interest rate on the revolving credit facility was 6.08% and unused capacity was $645.0 million.

At April 29, 2023, the interest rate for the First Lien Term Loan was 7.58% and there was $450.0 million outstanding.
Material Cash Commitments
Our material cash commitments consist primarily of debt obligations, interest payments, leases and purchase orders for merchandise inventory. These material cash commitments impact our short-term and long-term liquidity and capital needs. As of April 29, 2023, other than those items related to the ordinary course of operations of our business such as inventory purchases, new leases and lease amendments, there were no material changes to our material cash commitments from those described in our Annual Report on Form 10-K for the fiscal year 2022.
Critical Accounting Policies and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. There were no material changes in critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates," in our Annual Report on Form 10-K for the fiscal year 2022 for a complete list of our Critical Accounting Policies and Estimates.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements since those disclosed in our Annual Report on Form 10-K for the fiscal year 2022 that have had a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to changes in market interest rates and these changes in rates will impact our net interest expense and our cash flow from operations. Substantially all of our borrowings carry variable interest rates. There have been no material changes in our market risk from the disclosure included in Part II. "Item 7A. Quantitative and Qualitative Disclosures of Market Risk" in the Annual Report on Form 10-K for the fiscal year 2022.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 29, 2023.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the first quarter of fiscal year 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b) (in thousands)
January 29, 2023 to February 25, 2023	585	$74.46	—	$318,701
February 26, 2023 to April 1, 2023	506,983	75.74	153,940	307,159
April 2, 2023 to April 29, 2023	52,674	74.51	50,100	303,434
Total	560,242		204,040
(a)Includes 585 shares of common stock for the period January 29, 2023 to February 25, 2023, 353,043 shares of common stock for the period February 26, 2023 to April 1, 2023, and 2,574 shares of common stock for the period April 2, 2023 to April 29, 2023 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock and performance stock awards. See Note 7 "Treasury Shares and Share Repurchase Programs" of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
(b)On November 16, 2021, the Company's board of directors approved the 2021 Repurchase Program that allows the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expires in January 2025.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
3.1
Third Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.1 to the Company’s current Report on Form 8-K (File No. 001-385591) filed May 19, 2023 and incorporated herein by reference.

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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: May 26, 2023	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)