Form 10-Q
period 2023-07-29
BJ's Wholesale Club Holdings, Inc.
filed 2023-08-25
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 18, 2023, the registrant had 133,731,549 shares of common stock, $0.01 par value per share, outstanding.

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
•    "ESPP" means the Company's Employee Stock Purchase Plan;
•    "LIBOR" means the London Interbank Offered Rate; and
•    "SOFR" means the Secured Overnight Financing Rate.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	July 29, 2023	January 28, 2023	July 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$26,210	$33,915	$163,681
Accounts receivable, net	200,279	239,746	204,495
Merchandise inventories	1,540,508	1,378,551	1,376,526
Prepaid expenses and other current assets	76,309	51,033	57,844
Total current assets	1,843,306	1,703,245	1,802,546
Operating lease right-of-use assets, net	2,165,125	2,142,925	2,192,548
Property and equipment, net	1,428,576	1,337,029	1,232,103
Goodwill	1,008,816	1,008,816	1,008,816
Intangibles, net	111,568	115,505	120,123
Deferred income taxes	7,928	11,498	4,525
Other assets	38,577	30,938	26,583
Total assets	$6,603,896	$6,349,956	$6,387,244
LIABILITIES
Current liabilities:
Short-term debt	$411,000	$405,000	$350,000
Current portion of operating lease liabilities	179,423	177,233	171,568
Accounts payable	1,226,490	1,195,697	1,243,286
Accrued expenses and other current liabilities	774,235	767,411	719,291
Total current liabilities	2,591,148	2,545,341	2,484,145
Long-term operating lease liabilities	2,075,058	2,058,797	2,118,467
Long-term debt	448,135	447,880	699,406
Deferred income taxes	64,095	57,024	64,354
Other non-current liabilities	194,171	194,077	167,281
Commitments and contingencies (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 147,443 shares issued and 133,720 outstanding at July 29, 2023; 146,347 shares issued and 133,903 outstanding at January 28, 2023; and 146,157 shares issued and 135,052 outstanding at July 30, 2022	1,474	1,463	1,461
Additional paid-in capital	983,366	958,555	928,548
Retained earnings	891,892	644,490	384,770
Accumulated other comprehensive income	1,049	1,550	2,010
Treasury stock, at cost, 13,723 shares at July 29, 2023; 12,444 shares at January 28, 2023; and 11,105 shares at July 30, 2022	(646,492)	(559,221)	(463,198)
Total stockholders’ equity	1,231,289	1,046,837	853,591
Total liabilities and stockholders’ equity	$6,603,896	$6,349,956	$6,387,244
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	July 29, 2023	July 30, 2022
Net sales	$4,859,842	$5,005,030
Membership fee income	103,698	98,786
Total revenues	4,963,540	5,103,816
Cost of sales	4,066,727	4,243,769
Selling, general and administrative expenses	694,960	651,236
Pre-opening expenses	1,584	5,901
Operating income	200,269	202,910
Interest expense, net	16,274	10,874
Income from continuing operations before income taxes	183,995	192,036
Provision for income taxes	52,670	51,022
Income from continuing operations	131,325	141,014
Loss from discontinued operations, net of income taxes	—	(7)
Net income	$131,325	$141,007
Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.99	$1.05
Loss from discontinued operations	—	—
Net income	$0.99	$1.05
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.97	$1.03
Loss from discontinued operations	—	—
Net income	$0.97	$1.03
Weighted-average shares of common stock outstanding:
Basic	133,317	134,341
Diluted	135,129	136,567
Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income	$131,325	$141,007
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022
Net sales	$9,480,462	$9,404,840
Membership fee income	206,220	195,411
Total revenues	9,686,682	9,600,251
Cost of sales	7,909,877	7,949,043
Selling, general and administrative expenses	1,384,288	1,287,180
Pre-opening expenses	5,478	10,801
Operating income	387,039	353,227
Interest expense, net	30,964	18,715
Income from continuing operations before income taxes	356,075	334,512
Provision for income taxes	108,762	81,041
Income from continuing operations	247,313	253,471
Income (loss) from discontinued operations, net of income taxes	89	(14)
Net income	$247,402	$253,457
Income per share attributable to common stockholders—basic:
Income from continuing operations	$1.86	$1.89
Income (loss) from discontinued operations	—	—
Net income	$1.86	$1.89
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$1.82	$1.86
Income (loss) from discontinued operations	0.01	(0.01)
Net income	$1.83	$1.85
Weighted-average shares of common stock outstanding:
Basic	133,314	134,293
Diluted	135,515	136,635
Other comprehensive income (loss):
Amounts released from other comprehensive income, net of tax	$(501)	$117
Unrealized gain on cash flow hedge, net of income tax provision of $229, at July 30, 2022	—	588
Total other comprehensive income (loss)	(501)	705
Total comprehensive income	$246,901	$254,162
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 28, 2023	146,347	$1,463	$958,555	$644,490	$1,550	(12,444)	$(559,221)	$1,046,837
Net income	—	—	—	116,077	—	—	—	116,077
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	(501)	—	—	(501)
Common stock issued under stock incentive plans	1,033	10	(10)	—	—	—	—	—
Stock-based compensation expense	—	—	10,007	—	—	—	—	10,007
Exercise of stock options	—	—	1,675	—	—	—	—	1,675
Acquisition of treasury stock	—	—	—	—	—	(560)	(42,369)	(42,369)
Balance, April 29, 2023	147,380	1,473	970,227	760,567	1,049	(13,004)	(601,590)	1,131,726
Net income	—	—	—	131,325	—	—	—	131,325
Common stock issued under stock incentive plans	2	—	—	—	—	—	—	—
Common stock issued under ESPP	61	1	3,254	—	—	—	—	3,255
Stock-based compensation expense	—	—	9,624	—	—	—	—	9,624
Exercise of stock options	—	—	261	—	—	—	—	261
Acquisition of treasury stock	—	—	—	—	—	(719)	(44,902)	(44,902)
Balance, July 29, 2023	147,443	$1,474	$983,366	$891,892	$1,049	(13,723)	$(646,492)	$1,231,289

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 29, 2022	145,451	$1,454	$902,704	$131,313	$1,305	(9,945)	$(388,668)	$648,108
Net income	—	—	—	112,450	—	—	—	112,450
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	117	—	—	117
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	588	—	—	588
Common stock issued under stock incentive plans	490	5	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	9,115	—	—	—	—	9,115
Exercise of stock options	—	—	2,306	—	—	—	—	2,306
Acquisition of treasury stock	—	—	—	—	—	(801)	(51,342)	(51,342)
Balance, April 30, 2022	145,941	1,459	914,120	243,763	2,010	(10,746)	(440,010)	721,342
Net income	—	—	—	141,007	—	—	—	141,007
Common stock issued under stock incentive plans	172	2	(2)	—	—	—	—	—
Common stock issued under ESPP	44	—	2,331	—	—	—	—	2,331
Stock-based compensation expense	—	—	9,387	—	—	—	—	9,387
Exercise of stock options	—	—	2,712	—	—	—	—	2,712
Acquisition of treasury stock	—	—	—	—	—	(359)	(23,188)	(23,188)
Balance, July 30, 2022	146,157	$1,461	$928,548	$384,770	$2,010	(11,105)	$(463,198)	$853,591
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$247,402	$253,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,015	97,093
Amortization of debt issuance costs and accretion of original issue discount	655	1,663
Debt extinguishment charges	—	389
Stock-based compensation expense	19,631	18,502
Deferred income tax provision	10,641	12,212
Changes in operating leases and other non-cash items	762	32,067
Increase (decrease) in cash due to changes in:
Accounts receivable	39,797	(29,605)
Merchandise inventories	(161,957)	(45,519)
Prepaid expenses and other current assets	(14,083)	1,097
Other assets	(8,038)	(1,858)
Accounts payable	30,793	130,503
Accrued expenses and other current liabilities	(3,606)	(31,019)
Other non-current liabilities	(1,512)	4,070
Net cash provided by operating activities	269,500	443,052
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(214,240)	(191,534)
Proceeds from sale-leaseback transactions	5,988	2,674
Acquisitions	—	(376,521)
Net cash used in investing activities	(208,252)	(565,381)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	—	(50,000)
Proceeds from revolving lines of credit	312,000	905,000
Payments on revolving lines of credit	(306,000)	(555,000)
Debt issuance costs paid	—	(2,701)
Net cash received from stock option exercises	1,571	5,018
Net cash received from ESPP	3,255	2,331
Acquisition of treasury stock	(87,271)	(74,530)
Proceeds from financing obligations	9,058	13,083
Other financing activities	(1,566)	(2,627)
Net cash (used in) provided by financing activities	(68,953)	240,574
Net (decrease) increase in cash and cash equivalents	(7,705)	118,245
Cash and cash equivalents at beginning of period	33,915	45,436
Cash and cash equivalents at end of period	$26,210	$163,681

Supplemental cash flow information:
Interest paid	$28,509	$15,689
Income taxes paid	113,016	81,512
Operating lease liabilities arising from obtaining right-of-use assets and other non-cash lease-related operating items	111,465	181,411
Non-cash financing and investing activities:
Finance lease liabilities arising from obtaining right-of-use assets	1,449	—
Property additions included in accrued expenses	30,535	19,489
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries is a leading warehouse club operator concentrated primarily in the eastern half of the United States. As of July 29, 2023, the Company operated 238 warehouse clubs and 168 gas stations in 19 states.
The Company follows and reports based on the National Retail Federation’s fiscal calendar. The thirteen-week periods ended July 29, 2023 and July 30, 2022 are referred to herein as the "second quarter of fiscal year 2023" and the "second quarter of fiscal year 2022," respectively.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim financial statements of BJ’s Wholesale Club Holdings, Inc. are unaudited and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial statements in accordance with GAAP.
The condensed consolidated balance sheet as of January 28, 2023 is derived from the audited consolidated balance sheet as of that date. The unaudited results of operations for the second quarter of fiscal year 2023 are not necessarily indicative of future results or results to be expected for fiscal year 2023. The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year 2022, as filed with the Securities and Exchange Commission on March 16, 2023.
Recent Accounting Pronouncements and Policies
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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Point of sale transactions, excluding sales tax, as a percent of net sales	92%	92%	91%	92%
Point of sale transactions, excluding sales tax, as a percent of total revenues	90%	90%	89%	90%
BJ’s Perks Rewards and My BJ’s Perks programs—The Company’s BJ’s Perks Rewards membership program which was in place in fiscal year 2022 and the first month of fiscal year 2023, allowed participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ’s. The Company also offered a co-branded credit card program, the My BJ’s Perks program, which allowed My BJ’s Perks Mastercard credit card holders to earn up to a 10 cent-per-gallon discount on gasoline, up to 5% cash back on eligible purchases made at BJ’s and up to 2% cash back on purchases made with the card outside of BJ’s. Cash back was in the form of electronic awards issued in $10 increments that could be used online or in-club at the register and expired six months from the date issued.
In the first quarter of fiscal year 2023, the Company rebranded the rewards program. The former BJ's Perks Rewards membership program is now the Club+ program, whereby participating members earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJs and a 5 cent-per-gallon discount at BJ's gas locations. Cash back is in the form of electronic awards issued to each member once $10 in rewards have been earned. The Company's co-branded credit card program is now the BJ's One and BJ's One+ program, which allows cardholders with the opportunity to earn up to 5% cash back on purchases made in BJ's clubs or online at bjs.com and up to a 15 cent-per-gallon discount on gasoline when paying with a BJ's One or BJ's One+ Mastercard at our BJ’s gas locations. Cash back is in the form of electronic awards issued to each member monthly on their credit card statement date. Earned rewards under these two programs do not expire.
The Company accounts for these transactions as multiple element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. This liability was $43.1 million at July 29, 2023, $34.7 million at January 28, 2023, and $40.0 million at July 30, 2022 and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue for earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or on the Company’s website or mobile app. During the twenty-six weeks ended July 29, 2023, the Company recognized $34.7 million of revenue that was included in the deferred liability as of January 28, 2023. The Company expects to recognize $43.1 million of deferred revenue during the remainder of fiscal year 2023. During the twenty-six weeks ended July 30, 2022, the Company recognized $30.3 million that was included in the deferred liability as of January 29, 2022.
The Company’s total deferred royalty revenue related to the outstanding My BJ's Perks and BJ's One and BJ's One+ credit card program was $5.6 million, $17.9 million, and $28.5 million at July 29, 2023, January 28, 2023, and July 30, 2022, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The timing of revenue recognition of these awards is driven by actual customer activities, such as reward redemptions and expirations. During the twenty-six weeks ended July 29, 2023, the Company recognized $17.9 million of revenue that was included in the deferred liability as of January 28, 2023. As of July 29, 2023, the Company expects to recognize $5.6 million of deferred revenue during the remainder of fiscal year 2023.
In connection with the new co-brand credit card program, the Company had deferred revenue of approximately $11.9 million and $18.9 million for funds received related to marketing and other integration costs as of July 29, 2023 and January 28, 2023, respectively. During the twenty-six weeks ended July 29, 2023, the Company recognized $5.0 million of revenue that was included in the deferred liability as of January 28, 2023, related to these marketing and other integration costs. The Company expects to recognize approximately $2.1 million of deferred revenue during the remainder of fiscal year 2023, which is included in accrued expenses and other current liabilities. The Company expects to recognize approximately $9.8 million thereafter, of which $2.6 million is included in accrued expenses and other current liabilities and $7.2 million is included in other non-current liabilities in the condensed consolidated balance sheets.
Membership—The Company charges a membership fee to its customers, which allows customers to shop in the Company’s clubs, shop on the Company’s website, and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. As the Company has the obligation to provide access to its clubs, website, and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $195.3 million, $183.7 million, and

$185.4 million at July 29, 2023, January 28, 2023, and July 30, 2022, respectively, and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
Gift Card Programs—The Company sells BJ’s gift cards that allow customers to redeem the card for future purchases equal to the amount of the face value of the gift card. Revenue from gift card sales is recognized upon redemption of the gift card because the Company’s performance obligation to redeem the gift card for merchandise is satisfied when the gift card is redeemed. Deferred revenue related to gift cards was $13.4 million, $14.1 million, and $11.9 million at July 29, 2023, January 28, 2023, and July 30, 2022, respectively. The Company recognized $10.9 million and $12.7 million of revenue from gift card redemptions in the second quarters of fiscal years 2023 and 2022, respectively. The Company recognized $22.5 million and $23.2 million of revenue from gift card redemptions in the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively.
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
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Grocery	70%	64%	71%	65%
General Merchandise and Services	11%	12%	10%	12%
Gasoline and Other	19%	24%	19%	23%

4. Debt and Credit Arrangements
The following table summarizes the Company’s debt (in thousands):

	July 29, 2023	January 28, 2023	July 30, 2022
ABL Revolving Facility	$411,000	$405,000	$350,000
First Lien Term Loan	450,000	450,000	701,920
Unamortized original issue discount and debt issuance costs	(1,865)	(2,120)	(2,514)
Less: Short-term debt	(411,000)	(405,000)	(350,000)
Long-term debt	$448,135	$447,880	$699,406
ABL Revolving Facility
On July 28, 2022, the Company entered into the ABL Revolving Facility with an ABL Revolving Commitment of $1.2 billion pursuant to that certain credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent and collateral agent, and the other lenders party thereto. The maturity date of the ABL Revolving Facility is July 28, 2027. In connection with this transaction, the Company extinguished the previous senior secured asset based revolving credit and term facility.
Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL Revolving Commitment or a borrowing base based on the value of certain inventory, accounts and credit card receivables, subject to specified advance rebates and reserves as set forth in the Credit Agreement. Indebtedness under the ABL Revolving Facility is secured by substantially all of the assets (other than real estate) of the Company and its subsidiaries, subject to customary exceptions. As amended, interest on the ABL Revolving Facility is calculated either at the SOFR plus a range of 100 to 125 basis points or a base rate plus 0 to 25 basis points, based on excess availability. The Company will also pay an unused commitment fee of 20 basis points per annum on the unused ABL Revolving Commitment. Each borrowing is for a period of one, three, or six months, as selected by the Company, or for such other period that is twelve months or less requested by the Company and consented to by the lenders and administrative agent.
The ABL Revolving Facility places certain restrictions (i.e., covenants) upon the Borrower’s, and its subsidiaries’, ability to, among other things, incur additional indebtedness, pay dividends and make certain loans, investments, and divestitures. The ABL Revolving Facility contains customary events of default (including payment defaults, cross-defaults to certain of the Company's other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Revolving Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Revolving Facility.
As of July 29, 2023, there was $411.0 million outstanding in loans under the ABL Revolving Facility and $11.3 million in outstanding letters of credit. The interest rate on the ABL Revolving Facility was 6.42% and unused capacity was $726.2 million.
First Lien Term Loan
On January 5, 2023, the Company entered into the Third Amendment to the First Lien Term Loan Credit Agreement, with Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent and the lenders party thereto. BofA Securities, Inc., Deutsche Bank Securities Inc., and Wells Fargo Securities LLC acted as joint lead arrangers and joint bookrunners of the Third Amendment.
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
Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. As of July 29, 2023, the Company's net leverage ratio did not exceed 3.50 to 1.00, and therefore, no incremental principal payments were required. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain "fixed assets" of the Company and on a junior basis by certain "liquid" assets of the Company.
There was $450.0 million outstanding on the First Lien Term Loan at July 29, 2023 and January 28, 2023, and $701.9 million outstanding at July 30, 2022. The interest rates were 7.89%, 7.11%, and 3.96% at July 29, 2023, January 28, 2023, and July 30, 2022, respectively.
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
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, the 2011 Plan, or the 2012 Director Plan is forfeited, expires, or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration, or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan, or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan, or 2012 Director Plan. As of July 29, 2023, there were 4,916,649 shares available for future issuance under the 2018 Plan.
The following table summarizes the Company’s stock award activity during the twenty-six weeks ended July 29, 2023 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding, January 28, 2023	1,788	$20.35	750	$50.10	24	$58.61	854	$45.70
Granted (a)	—	—	322	76.07	22	62.13	503	76.07
Forfeited/canceled	—	—	(39)	63.09	(5)	58.61	(40)	58.81
Exercised/vested	(93)	20.85	(386)	42.94	(19)	58.61	(640)	24.35
Outstanding, July 29, 2023	1,695	$20.33	647	$66.50	22	$62.13	677	$58.84
(a)     Includes 320 incremental Performance Stock awards granted in fiscal year 2020 with a weighted-average grant date fair value of $24.35, that vested in fiscal year 2023 at greater than 100% of target based on performance.
Stock-based compensation expense was $9.6 million and $9.4 million for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively, and $19.6 million and $18.5 million for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively.
On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective July 1, 2018. The aggregate number of shares of common stock that were to be reserved for issuance under the ESPP was to be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the Company's board of directors. The amount of expense recognized related to the ESPP was $0.4 million and $0.3 million for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively, and $0.7 million and $0.5 million for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively. As of July 29, 2023, there were 2,463,889 shares available for issuance under the ESPP.
7. Treasury Shares and Share Repurchase Program
Treasury Shares Acquired on Restricted Stock and Performance Stock Awards
The Company acquired 3,625 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended July 29, 2023, which was recorded as $0.3 million of treasury stock. The Company acquired 5,945 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended July 30, 2022, which was recorded as $0.3 million of treasury stock.
The Company acquired 359,827 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock and performance stock awards in the twenty-six weeks ended July 29, 2023, which was recorded as $27.4 million of treasury stock. The Company acquired 235,845 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock awards in the twenty-six weeks ended July 30, 2022, which was recorded as $15.9 million of treasury stock.
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
The Company repurchased 715,122 shares for $44.6 million and 353,000 shares for $22.8 million during the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively. The Company repurchased 919,162 shares for $59.9 million and 923,506 shares for $58.6 million during the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively. As of July 29, 2023, $258.8 million remained available to purchase under the 2021 Repurchase Program.
8. Income Taxes
The Company projects the estimated annual effective tax rate for fiscal year 2023 to be 28.3%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.

The Company’s effective income tax rate from continuing operations was 28.6% and 26.6% for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively, primarily due to a reduction in excess tax benefits from stock-based compensation and tax credits in the current period. For the twenty-six weeks ended July 29, 2023 and July 30, 2022, the Company's effective tax rate from continuing operations was and 30.5% and 24.2%, respectively, and the increase was primarily due to an immaterial adjustment to certain deferred tax assets related to prior periods, as well as lower excess tax benefits from stock-based compensation and lower tax credits in the current period.
The Company is subject to taxation in the U.S. federal and various state taxing jurisdictions. The Company’s tax years from 2018 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities.
On August 16, 2022, the Inflation Reduction Act was signed into law in the United States. We currently do not expect the legislation to have a material impact on our financial statements.
9. Fair Value Measurements
Certain assets and liabilities are required to be carried at fair value in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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
The gross carrying amount and fair value of the Company’s debt at July 29, 2023 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$450,000	$450,311
ABL Revolving Facility	411,000	411,000
Total Debt	$861,000	$861,311
The gross carrying amount and fair value of the Company’s debt at January 28, 2023 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$450,000	$450,482
ABL Revolving Facility	405,000	405,000
Total Debt	$855,000	$855,482
The gross carrying amount and fair value of the Company’s debt at July 30, 2022 are as follows (in thousands):

	Carrying Amount	Fair Value
First Lien Term Loan	$701,920	$700,797
ABL Revolving Facility	350,000	350,000
Total Debt	$1,051,920	$1,050,797
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis.
The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, and accounts payable, approximate their fair values due to the short-term maturities of these instruments.
10. Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Weighted-average shares of common stock outstanding, used for basic computation	133,317	134,341	133,314	134,293
Plus: Incremental shares of potentially dilutive securities:	1,812	2,226	2,201	2,342
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	135,129	136,567	135,515	136,635
The table below summarizes awards that were excluded from the computation of diluted earnings for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022, as their inclusion would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Restricted shares	304	193	203	145
Restricted stock units	11	12	5	6

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
•    domestic and international economic conditions, including volatility in inflation or interest rates, supply chain disruptions, construction delays and exchange rates;
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
•    risks relating to our ability to implement our growth strategy by opening new clubs, and gasoline stations; and
•    the other risk factors identified in our filings with the Securities and Exchange Commission, including in particular those set forth under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (the "Annual Report on Form 10-K for the fiscal year 2022").
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
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2023" relate to the 53 weeks ending February 03, 2024, and references herein to "fiscal year 2022" relate to the 52 weeks ended January 28, 2023. The second quarter of fiscal year 2023 ended on July 29, 2023, and the second quarter of fiscal year 2022 ended on July 30, 2022, and both include thirteen weeks.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 238 large-format, high volume warehouse clubs and 168 gas stations spanning 19 states as of the date of this filing. In our core New England markets, which have high population density and generate a disproportionate part of U.S. gross domestic product, we operate almost three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club ("BOPIC") service, curbside delivery, same-day home delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces where members receive preferential pricing by linking their membership. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for either unlimited or twelve same-day grocery deliveries over a one-year period.
Our leadership team continues to focus on utilizing data to improve member experience, instilling a culture of cost discipline, adopting a more proactive approach to growing our membership base and building an omnichannel offering oriented towards making shopping at BJ’s more convenient.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have approximately 7.0 million members paying annual fees to gain access to savings on groceries and general merchandise and services. The annual membership fee for our Club Card membership is generally $55, and the annual membership fee for our BJ’s Club+ membership, which offers additional value-enhancing features, is generally $110. We believe that members can save over ten times their $55 Club Card membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented over $3.7 billion in annual sales for fiscal year 2022 and are the largest brands we sell in terms of volume. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $407.5 million for the trailing twelve-months ended July 29, 2023.
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
Size and loyalty of membership base
The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for the past 25 years and the quality of our membership mix is strong as evidenced by our higher tier penetration growth in the first twenty-six weeks of fiscal year 2023. Our membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 90% at the end of fiscal year 2022.
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
Infrastructure investment
Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that expanding our club footprint, bringing substantially all of our end-to-end perishable supply chain in-house, enhancing our information systems, including our distribution center and transportation management systems, and investing in hardware and digitally enabled shopping capabilities for convenience, such as BOPIC, curbside pickup, and same day home delivery will enable us to replicate our profitable club format and provide a differentiated shopping experience. We expect these infrastructure investments to support our successful operating model across our club operations.
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
Inflation and deflation trends

Our financial results can be directly impacted by substantial changes in product costs due to commodity cost increases or general inflation, which could lead to a reduction in our sales, as well as greater margin pressure, as costs may not be able to be passed on to consumers. Changes in commodity prices and general inflation have impacted several categories of our business. Inflationary pressures can be attributed to macro economic factors including supply chain disruptions, government stimulus, interest rates, and other factors. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollars in thousands, except per share amounts)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$4,859,842	$5,005,030	$9,480,462	$9,404,840
Membership fee income	103,698	98,786	206,220	195,411
Total revenues	4,963,540	5,103,816	9,686,682	9,600,251
Cost of sales	4,066,727	4,243,769	7,909,877	7,949,043
Selling, general and administrative expenses	694,960	651,236	1,384,288	1,287,180
Pre-opening expenses	1,584	5,901	5,478	10,801
Operating income	200,269	202,910	387,039	353,227
Interest expense, net	16,274	10,874	30,964	18,715
Income from continuing operations before income taxes	183,995	192,036	356,075	334,512
Provision for income taxes	52,670	51,022	108,762	81,041
Income from continuing operations	131,325	141,014	247,313	253,471
Income (loss) from discontinued operations, net of income taxes	—	(7)	89	(14)
Net income	$131,325	$141,007	$247,402	$253,457

Weighted-average shares outstanding—basic	133,317	134,341	133,314	134,293
Basic EPS(a)	$0.99	$1.05	$1.86	$1.89

Weighted-average shares outstanding—diluted	135,129	136,567	135,515	136,635
Diluted EPS(a)	$0.97	$1.03	$1.83	$1.85

Operational Data:
Total clubs at end of period	238	229	238	229
Comparable club sales (b)	(5.3)%	19.8%	(1.9)%	17.2%
Merchandise comparable club sales (b)	1.1%	7.6%	3.3%	5.9%
Adjusted EBITDA (b)	$268,760	$273,700	$525,743	$494,501
Free cash flow (b)	34,200	300,417	61,248	254,192
(a) Basic and diluted EPS are calculated using net income.
(b) See "Non-GAAP Financial Measures" and "Liquidity and Capital Resources" within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for definitions.

Thirteen Weeks Ended July 29, 2023 (Second Quarter of Fiscal Year 2023) Compared to Thirteen Weeks Ended July 30, 2022 (Second Quarter of Fiscal Year 2022)
Net Sales
Net sales are derived from direct retail sales to customers, net of merchandise returns and discounts. Fluctuations in net sales are impacted by opening new clubs and comparable club sales.
Net sales for the second quarter of fiscal year 2023 were $4.9 billion, a 2.9% decrease from net sales reported for the second quarter of fiscal year 2022 of $5.0 billion. The decrease was due primarily to a decrease in gasoline sales during the second quarter of fiscal year 2023.
Comparable Club Sales and Merchandise Comparable Club Sales
We believe net sales is an important driver of our profitability, particularly comparable club sales. Changes in comparable sales are driven by variations in shopping frequency from new and existing members and the amount they spend on each visit. Sales comparisons can be influenced by certain factors that are beyond our control such as changes in the cost of gasoline and macro-economic factors such as inflation. The higher comparable club sales, the more we can leverage certain of our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability.

Thirteen Weeks Ended
July 29, 2023
Comparable club sales	(5.3)%
Less: impact from gasoline sales	(6.4)%
Merchandise comparable club sales	1.1%

Merchandise comparable club sales increased by 1.1% in the second quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022 primarily driven by an increase in sales of groceries of 4.1%, partially offset by a decrease in sales of general merchandise and services of approximately 13.3%.
In grocery, sales increased for snacks, beverages, breakfast items, dairy, frozen, and bakery categories compared to the second quarter of fiscal year 2022, partially offset by a decrease in sales of fresh meat, vitamins, and household categories.
Sales of general merchandise decreased in the second quarter of fiscal year 2023 due to decreased demand for electronics, home, and seasonal merchandise compared to the second quarter of fiscal year 2022, driven by the unfavorable impact of weather and macroeconomic factors.
The impact of gasoline sales is a result of lower retail prices in the second quarter of fiscal 2023 as compared to the second quarter of fiscal year 2022, as well as a slight decline in comparable gallons.
Membership fee income
We continue to see growth in the size of our membership base and continued quality. Membership fee income was $103.7 million in the second quarter of fiscal year 2023 compared to $98.8 million in the second quarter of fiscal year 2022, a 5.0% increase. The increase was primarily driven by membership renewals, new members, and greater penetration of higher-tier membership levels, evidencing the strength of our membership quality.
In connection with our co-brand credit card transition in the first quarter of fiscal year 2023, we offered a 5 cent-per-gallon discount on gasoline purchases to our Club+ members. We believe the new program has helped drive continued growth in our higher-tier membership penetration.
Cost of sales
Cost of sales consists primarily of the direct cost of merchandise and gasoline sold at our clubs, including costs associated with operating our distribution centers, including payroll, payroll benefits, occupancy costs, and depreciation; freight expenses associated with moving merchandise from vendors to our distribution centers and from distribution centers to our clubs; and vendor allowances, rebates, and cash discounts.
Cost of sales was $4.1 billion, or 83.7% of net sales, in the second quarter of fiscal year 2023 compared to $4.2 billion, or 84.8% of net sales, in the second quarter of fiscal year 2022. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, increased 90 basis points over the prior year period. The improvement in merchandise margins was primarily due to disinflation, moderated supply chain costs, and improvement of inventory management.
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
SG&A increased by 6.7% to $695.0 million in the second quarter of fiscal year 2023 from $651.2 million in the second quarter of fiscal year 2022. The year-over-year increase in SG&A was primarily driven by increased labor and occupancy costs as a result of new club and gas station openings, as well as other continued investments to drive strategic priorities. Our growth profile this year is weighted toward owned clubs, elevating our depreciation expense. We remain focused on investing in member engagement, marketing and digital strategies.
Pre-opening expenses
Pre-opening expenses include startup costs for new clubs. Expenses will vary based on the number of new club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $1.6 million in the second quarter of fiscal year 2023 compared to $5.9 million in the second quarter of fiscal year 2022. Pre-opening expenses decreased due to timing of spend for club openings year-over-year.
Interest expense, net
Interest expense, net was $16.3 million in the second quarter of fiscal year 2023 compared to $10.9 million in the second quarter of fiscal year 2022. The increase was primarily due to rising interest rates year-over-year.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 28.6% and 26.6% for the second quarters of fiscal years 2023 and 2022, respectively. The increase in the effective tax rate is primarily due to a reduction in excess tax benefits from stock-based compensation and lower tax credits in the current period.
Twenty-six Weeks Ended July 29, 2023 (First Six Months of Fiscal Year 2023) Compared to Twenty-six Weeks Ended July 30, 2022 (First Six Months of Fiscal Year 2022)
Net Sales
Net sales for the first six months of fiscal year 2023 were $9.5 billion, a 0.8% increase from net sales reported for the first six months of fiscal year 2022 of $9.4 billion. The increase was due primarily to a net increase of nine club openings, partially offset by lower gasoline sales.

Comparable club sales

Twenty-six Weeks Ended
July 29, 2023
Comparable club sales	(1.9)%
Less: impact from gasoline sales	(5.2)%
Merchandise comparable club sales	3.3%

Merchandise comparable club sales increased by 3.3% in the first six months of fiscal year 2023 compared to the first six months of fiscal year 2022 driven by an increase in sales of groceries of approximately 6.0%, partially offset by a decrease in sales of general merchandise and services of approximately 11.0%.

In grocery, sales increased in the current year period as demand for beverages, candy, snacks, dairy, and bakery categories increased compared to the first six months of fiscal year 2022, partially offset by a decrease in demand for fresh meat and household categories.

General merchandise decreased in the current year period due to decreased demand for electronics and seasonal merchandise compared to the first six months of fiscal year 2022.
The impact of gasoline sales is a result of lower retail prices through the first six months of fiscal 2023 as compared to the first six months of fiscal year 2022. Gallons remained relatively flat period over period.
Membership fee income

Membership fee income was $206.2 million in the first six months of fiscal year 2023 compared to $195.4 million in the first six months of fiscal year 2022, a 5.5% increase. The increase was primarily driven by membership renewals, new members, and increased penetration of higher-tier membership levels, evidencing the strength of our membership quality.
Cost of sales

Cost of sales was $7.9 billion, or 83.4% of net sales, in the first six months of fiscal year 2023, remaining flat compared to $7.9 billion, or 84.5% of net sales, in the first six months of fiscal year 2022. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, increased 100 basis points in the current year period over the first six months of fiscal year 2022. The improvement in merchandise margins was primarily due to disinflation, moderated supply chain costs, and improved inventory management.
Selling, general and administrative expenses

SG&A increased by 7.5% to $1.4 billion in the first six months of fiscal year 2023 from $1.3 billion in the first six months of fiscal year 2022. The year-over-year increase in SG&A was primarily driven by increased labor and occupancy costs as a result of new club and gas station openings, as well as other continued investments to drive strategic priorities. Our growth profile this year is weighted toward owned clubs, elevating our depreciation expense. We remain focused on investing in member engagement, marketing and digital strategies.
Pre-opening expenses
Pre-opening expenses were $5.5 million in the first six months of fiscal year 2023 compared to $10.8 million in the first six months of fiscal year 2022. Pre-opening expenses decreased due to timing of spend for club openings year-over-year.
Interest expense, net
Interest expense, net was $31.0 million in the first six months of fiscal year 2023 compared to $18.7 million in the first six months of fiscal year 2022. The increase was primarily due to rising interest rates year-over-year.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 30.5% and 24.2% for the first six months of fiscal years 2023 and 2022, respectively. The increase was primarily due to an immaterial adjustment to certain deferred tax assets related to prior periods, as well as lower excess tax benefits from stock-based compensation and lower tax credits in the current period.
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
The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Income from continuing operations	$131,325	$141,014	$247,313	$253,471
Interest expense, net	16,274	10,874	30,964	18,715
Provision for income taxes	52,670	51,022	108,762	81,041
Depreciation and amortization	54,825	49,984	109,015	97,093
Stock-based compensation expense	9,624	9,387	19,631	18,502
Pre-opening expenses (a)	1,584	5,901	5,478	10,801
Non-cash rent (b)	2,281	1,256	3,832	2,102
Acquisition and integration costs (c)	—	3,588	—	11,467
Other adjustments (d)	177	674	748	1,309
Adjusted EBITDA	$268,760	$273,700	$525,743	$494,501
Adjusted EBITDA as a percentage of net sales	5.5%	5.5%	5.5%	5.3%
(a)    Represents direct incremental costs of opening or relocating a facility that are charged to operations as incurred.
(b)    Consists of an adjustment to remove the non-cash portion of rent expense.
(c)    Represents costs related to the acquisition of four distribution centers and the related private transportation fleet from Burris Logistics on May 2, 2022 ("the Acquisition"), including due diligence, legal, and other consulting expenses.
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
Adjusted Net Income
The adjusted net income and adjusted net income per diluted share metrics are important measures used by management to compare the performance of core operating results between periods. We define adjusted net income as net income as reported, adjusted for non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments. We define adjusted net income per diluted share as adjusted net income divided by the weighted-average diluted shares outstanding.
We believe adjusted net income and adjusted net income per diluted share are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net income and net income per diluted share because adjusted items are not the result of our normal operations.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income as reported	$131,325	$141,007	$247,402	$253,457
Adjustments:
Acquisition and integration costs (a)	—	3,587	—	11,467
Home office transition costs (b)	—	600	—	1,199
Charges related to debt payments (c)	—	389	—	389
Other adjustments (d)	(185)	—	(786)	(165)
Tax impact of adjustments to net income (e)	52	(1,287)	223	(3,625)
Adjusted net income	$131,192	$144,296	$246,839	$262,722

Weighted-average shares outstanding—diluted	135,129	136,567	135,515	136,635
Adjusted EPS(f)	$0.97	$1.06	$1.82	$1.92

(a)Represents costs related to the Acquisition, including due diligence, legal, and other consulting expenses.
(b)Represents incremental rent expense as the Company transitioned home office locations in fiscal 2022.
(c)Represents the expensing of fees and deferred fees associated with the extinguishment of the Company's senior secured asset based revolving credit and term facility ("ABL Facility") in fiscal 2022.
(d)Other non-cash items related to the reclassification into earnings of accumulated other comprehensive income / loss associated with the de-designation of hedge accounting and other adjustments.
(e)Represents the tax effect of the above adjustments at a statutory tax rate of approximately 28%.
(f)Adjusted EPS is measured using weighted-average diluted shares outstanding.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Revolving Facility. As of July 29, 2023, cash and cash equivalents totaled $26.2 million and we had $726.2 million of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures; fund possible acquisitions; fund share repurchases; and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.
In the first six months of fiscal year 2023, we used $59.9 million of available cash to repurchase 919,162 shares under the 2021 Repurchase Program.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.

Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022
Net cash provided by operating activities	$269,500	$443,052
Net cash used in investing activities	(208,252)	(565,381)
Net cash (used in) provided by financing activities	(68,953)	240,574
Net (decrease) increase in cash and cash equivalents	$(7,705)	$118,245

Net Operating Cash Flows
Net cash provided by operating activities was $269.5 million for the first half of fiscal year 2023 compared to $443.1 million for the first half of fiscal year 2022. The decrease in operating cash flow was primarily due to unfavorable fluctuations in working capital and a decrease in pre-tax net income. The unfavorable fluctuations in working capital were primarily due to merchandise inventories and accounts payable.
Net Investing Cash Flows
Cash used in investing activities was $208.3 million for the first half of fiscal year 2023, compared to $565.4 million for the first half of fiscal year 2022. The decrease is primarily due to $376.5 million of cash outflows in the prior year related to the Acquisition.
Net Financing Cash Flows
Net cash used in financing activities for the first half of fiscal year 2023 was $69.0 million compared to net cash provided by financing activities of $240.6 million for the first half of fiscal year 2022. The $309.5 million net increase in financing cash outflows was primarily due to a $344.0 million reduction in net proceeds from our ABL Revolving Facility in the first half of fiscal year 2023 compared to the first half of fiscal year 2022, as well as an incremental $12.7 million outflow for the acquisition of treasury stock, partially offset by a $50.0 million payment on long-term debt in the prior year.
Free Cash Flow
We present free cash flow because we use it to report to our board of directors and we believe it assists investors and analysts in evaluating our liquidity. Free cash flow should not be considered as an alternative to cash flows from operations as a liquidity measure. We define free cash flow as net cash provided by operating activities less additions to property and equipment, net of disposals, plus proceeds from sale-leaseback transactions.
The following is a reconciliation of our net cash provided by operating activities to free cash flow for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net cash provided by operating activities	$150,368	$398,744	$269,500	$443,052
Less: Additions to property and equipment, net of disposals	122,156	101,001	214,240	191,534
Plus: Proceeds from sale leaseback transactions	5,988	2,674	5,988	2,674
Free cash flow	$34,200	$300,417	$61,248	$254,192
Free cash flow decreased to $34.2 million for the second quarter of fiscal year 2023 compared to $300.4 million for the second quarter of fiscal year 2022. Free cash flow decreased to $61.2 million for the first half of fiscal year 2023 compared to $254.2 million for the first half of fiscal year 2022. For each comparative period, the decrease is the primary result of lower cash flows from operating activities as a result of fluctuations in working capital.

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
At July 29, 2023, there was $411.0 million outstanding in loans under the ABL Revolving Facility and $11.3 million in outstanding letters of credit. The interest rate on the revolving credit facility was 6.42% and unused capacity was $726.2 million.
At July 29, 2023, the interest rate for the First Lien Term Loan was 7.89% and there was $450.0 million outstanding.
Material Cash Commitments
Our material cash commitments consist primarily of debt obligations, interest payments, leases, and purchase orders for merchandise inventory. These material cash commitments impact our short-term and long-term liquidity and capital needs. As of July 29, 2023, other than those items related to the ordinary course of operations of our business such as inventory purchases, new leases and lease amendments, there were no material changes to our material cash commitments from those described in our Annual Report on Form 10-K for the fiscal year 2022.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 29, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the second quarter of fiscal year 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b) (in thousands)
April 30, 2023 to May 27, 2023	146,625	$64.47	143,000	$294,252
May 28, 2023 to July 1, 2023	572,122	61.93	572,122	258,819
July 2, 2023 to July 29, 2023	—	—	—	258,819
Total	718,747		715,122
(a)Includes 3,625 shares of common stock for the period April 30, 2023 to May 27, 2023 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 7 "Treasury Shares and Share Repurchase Programs" of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
(b)On November 16, 2021, the Company's board of directors approved the 2021 Repurchase Program that allows the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expires in January 2025.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
10b5-1 Trading Plans
On May 30, 2023, Mr. Scott Kessler, our former Executive Vice President, Chief Information Officer of the Company, terminated a trading arrangement he had previously adopted with respect to the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) in connection with his resignation from the Company. Mr. Kessler’s Rule 10b5-1 Trading Plan was adopted on March 14, 2023, had a term of one year and provided for the sale of up to 80,239 shares of common stock pursuant to the terms of the plan. As of the date of termination of his Rule 10b5-1 Trading Plan, Mr. Kessler had not sold any shares of common stock under its terms.
On July 12, 2023, Ms. Laura Felice, Executive Vice President, Chief Financial Officer of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Felice’s Rule 10b5-1 Trading Plan, which has a term of 11 months, provides for the sale of up to 26,586 shares of common stock pursuant to the terms of the plan.
On July 13, 2023, Mr. Jeff Desroches, Executive Vice President, Chief Operations Officer of the Company, terminated a Rule 10b5-1 Trading Plan. Mr. Desroches’ Rule 10b5-1 Trading Plan was adopted on January 13, 2023, had a term of 11 months and provided for the sale of up to 12,250 shares of common stock pursuant to the terms of the plan. As of the date of termination of his Rule 10b5-1 Trading Plan, Mr. Desroches had sold 8,775 shares of common stock under its terms. On July 14, 2023, Mr. Desroches, adopted a new Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Desroches’ new Rule 10b5-1 Trading Plan, which has a term of one year, provides for the sale of up to 33,934 shares of common stock pursuant to the terms of the plan.
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: August 25, 2023	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)