Form 10-Q
period 2023-10-28
BJ's Wholesale Club Holdings, Inc.
filed 2023-11-22
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 16, 2023, the registrant had 133,381,006 shares of common stock, $0.01 par value per share, outstanding.

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
•    "First Lien Term Loan" means the Company’s senior secured first lien term loan facility that was amended on October 12, 2023;
•"Fourth Amendment" means the Company’s fourth amendment to the senior secured former first lien term loan facility that was entered into on October 12, 2023;
•    "fiscal year 2022" means the 52 weeks ended January 28, 2023;
•    "fiscal year 2023" means the 53 weeks ending February 3, 2024;
•    "GAAP" means generally accepted accounting principles in the United States of America;
•    "ESPP" means the Company's Employee Stock Purchase Plan; and
•    "SOFR" means the Secured Overnight Financing Rate.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	October 28, 2023	January 28, 2023	October 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$33,551	$33,915	$34,644
Accounts receivable, net	224,505	239,746	251,978
Merchandise inventories	1,661,852	1,378,551	1,504,368
Prepaid expenses and other current assets	80,550	51,033	72,285
Total current assets	2,000,458	1,703,245	1,863,275
Operating lease right-of-use assets, net	2,174,706	2,142,925	2,163,504
Property and equipment, net	1,495,912	1,337,029	1,296,151
Goodwill	1,008,816	1,008,816	1,008,816
Intangibles, net	109,600	115,505	117,814
Deferred income taxes	7,429	11,498	4,341
Other assets	40,323	30,938	25,002
Total assets	$6,837,244	$6,349,956	$6,478,903
LIABILITIES
Current liabilities:
Short-term debt	$434,000	$405,000	$295,000
Current portion of operating lease liabilities	180,490	177,233	176,659
Accounts payable	1,318,959	1,195,697	1,363,734
Accrued expenses and other current liabilities	805,607	767,411	764,572
Total current liabilities	2,739,056	2,545,341	2,599,965
Long-term operating lease liabilities	2,084,744	2,058,797	2,085,625
Long-term debt	398,355	447,880	600,123
Deferred income taxes	65,104	57,024	70,432
Other non-current liabilities	196,289	194,077	179,883
Commitments and contingencies (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 147,470 shares issued and 133,494 outstanding at October 28, 2023; 146,347 shares issued and 133,903 outstanding at January 28, 2023; and 146,243 shares issued and 134,429 outstanding at October 29, 2022	1,475	1,463	1,461
Additional paid-in capital	993,178	958,555	939,855
Retained earnings	1,022,359	644,490	514,712
Accumulated other comprehensive income	1,049	1,550	2,010
Treasury stock, at cost, 13,976 shares at October 28, 2023; 12,444 shares at January 28, 2023; and 11,814 shares at October 29, 2022	(664,365)	(559,221)	(515,163)
Total stockholders’ equity	1,353,696	1,046,837	942,875
Total liabilities and stockholders’ equity	$6,837,244	$6,349,956	$6,478,903
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	October 28, 2023	October 29, 2022
Net sales	$4,818,670	$4,685,834
Membership fee income	106,053	99,485
Total revenues	4,924,723	4,785,319
Cost of sales	4,022,243	3,908,219
Selling, general and administrative expenses	697,104	674,426
Pre-opening expenses	6,001	10,706
Operating income	199,375	191,968
Interest expense, net	18,004	12,450
Income from continuing operations before income taxes	181,371	179,518
Provision for income taxes	50,904	48,124
Income from continuing operations	130,467	131,394
Loss from discontinued operations, net of income taxes	—	(1,452)
Net income	$130,467	$129,942
Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.98	$0.98
Loss from discontinued operations	—	(0.01)
Net income	$0.98	$0.97
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.97	$0.96
Loss from discontinued operations	—	(0.01)
Net income	$0.97	$0.95
Weighted-average shares of common stock outstanding:
Basic	133,069	134,091
Diluted	134,984	136,621
Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income	$130,467	$129,942
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Net sales	$14,299,132	$14,090,673
Membership fee income	312,273	294,897
Total revenues	14,611,405	14,385,570
Cost of sales	11,932,120	11,857,263
Selling, general and administrative expenses	2,081,392	1,961,606
Pre-opening expenses	11,479	21,508
Operating income	586,414	545,193
Interest expense, net	48,968	31,166
Income from continuing operations before income taxes	537,446	514,027
Provision for income taxes	159,666	129,165
Income from continuing operations	377,780	384,862
Income (loss) from discontinued operations, net of income taxes	89	(1,466)
Net income	$377,869	$383,396
Income per share attributable to common stockholders—basic:
Income from continuing operations	$2.84	$2.87
Income (loss) from discontinued operations	—	(0.01)
Net income	$2.84	$2.86
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$2.79	$2.82
Income (loss) from discontinued operations	—	(0.01)
Net income	$2.79	$2.81
Weighted-average shares of common stock outstanding:
Basic	133,232	134,225
Diluted	135,338	136,630
Other comprehensive income (loss):
Amounts released from other comprehensive income, net of tax	$(501)	$117
Unrealized gain on cash flow hedge, net of income tax provision of $229, at October 29, 2022	—	588
Total other comprehensive income (loss)	(501)	705
Total comprehensive income	$377,368	$384,101
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 28, 2023	146,347	$1,463	$958,555	$644,490	$1,550	(12,444)	$(559,221)	$1,046,837
Net income	—	—	—	116,077	—	—	—	116,077
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	(501)	—	—	(501)
Common stock issued under stock incentive plans	1,033	10	(10)	—	—	—	—	—
Stock-based compensation expense	—	—	10,007	—	—	—	—	10,007
Exercise of stock options	—	—	1,675	—	—	—	—	1,675
Acquisition of treasury stock	—	—	—	—	—	(560)	(42,369)	(42,369)
Balance, April 29, 2023	147,380	1,473	970,227	760,567	1,049	(13,004)	(601,590)	1,131,726
Net income	—	—	—	131,325	—	—	—	131,325
Common stock issued under stock incentive plans	2	—	—	—	—	—	—	—
Common stock issued under ESPP	61	1	3,254	—	—	—	—	3,255
Stock-based compensation expense	—	—	9,624	—	—	—	—	9,624
Exercise of stock options	—	—	261	—	—	—	—	261
Acquisition of treasury stock	—	—	—	—	—	(719)	(44,902)	(44,902)
Balance, July 29, 2023	147,443	1,474	983,366	891,892	1,049	(13,723)	(646,492)	1,231,289
Net income	—	—	—	130,467	—	—	—	130,467
Common stock issued under stock incentive plans	27	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	9,380	—	—	—	—	9,380
Exercise of stock options	—	—	433	—	—	—	—	433
Acquisition of treasury stock	—	—	—	—	—	(253)	(17,873)	(17,873)
Balance, October 28, 2023	147,470	$1,475	$993,178	$1,022,359	$1,049	(13,976)	$(664,365)	$1,353,696
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 29, 2022	145,451	$1,454	$902,704	$131,313	$1,305	(9,945)	$(388,668)	$648,108
Net income	—	—	—	112,450	—	—	—	112,450
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	117	—	—	117
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	588	—	—	588
Common stock issued under stock incentive plans	490	5	(5)	—	—	—	—	—
Stock-based compensation expense	—	—	9,115	—	—	—	—	9,115
Exercise of stock options	—	—	2,306	—	—	—	—	2,306
Acquisition of treasury stock	—	—	—	—	—	(801)	(51,342)	(51,342)
Balance, April 30, 2022	145,941	1,459	914,120	243,763	2,010	(10,746)	(440,010)	721,342
Net income	—	—	—	141,007	—	—	—	141,007
Common stock issued under stock incentive plans	172	2	(2)	—	—	—	—	—
Common stock issued under ESPP	44	—	2,331	—	—	—	—	2,331
Stock-based compensation expense	—	—	9,387	—	—	—	—	9,387
Exercise of stock options	—	—	2,712	—	—	—	—	2,712
Acquisition of treasury stock	—	—	—	—	—	(359)	(23,188)	(23,188)
Balance, July 30, 2022	146,157	1,461	928,548	384,770	2,010	(11,105)	(463,198)	853,591
Net income	—	—	—	129,942	—	—	—	129,942
Common stock issued under stock incentive plans	86	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	9,463	—	—	—	—	9,463
Exercise of stock options	—	—	1,844	—	—	—	—	1,844
Acquisition of treasury stock	—	—	—	—	—	(709)	(51,965)	(51,965)
Balance, October 29, 2022	146,243	$1,461	$939,855	$514,712	$2,010	(11,814)	$(515,163)	$942,875
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$377,869	$383,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,421	149,259
Amortization of debt issuance costs and accretion of original issue discount	900	2,282
Debt extinguishment charges	1,830	687
Stock-based compensation expense	29,011	27,965
Deferred income tax provision	12,149	18,474
Changes in operating leases and other non-cash items	3,684	26,235
Increase (decrease) in cash due to changes in:
Accounts receivable	15,205	(73,162)
Merchandise inventories	(283,301)	(173,361)
Prepaid expenses and other current assets	(23,628)	(5,248)
Other assets	(9,917)	(444)
Accounts payable	123,262	250,951
Accrued expenses and other current liabilities	29,916	(3,802)
Other non-current liabilities	1,130	9,625
Net cash provided by operating activities	444,531	612,857
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(347,951)	(294,308)
Proceeds from sale-leaseback transactions	12,310	11,092
Acquisitions	—	(376,521)
Net cash used in investing activities	(335,641)	(659,737)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long term-debt	305,041	—
Payments on long-term debt	(355,041)	(150,000)
Proceeds from revolving lines of credit	564,000	1,110,000
Payments on revolving lines of credit	(535,000)	(815,000)
Debt issuance costs paid	(1,722)	(2,733)
Net cash received from stock option exercises	2,369	6,545
Net cash received from ESPP	3,255	2,331
Acquisition of treasury stock	(101,819)	(127,458)
Proceeds from financing obligations	11,691	16,949
Other financing activities	(2,028)	(4,546)
Net cash (used in) provided by financing activities	(109,254)	36,088
Net decrease in cash and cash equivalents	(364)	(10,792)
Cash and cash equivalents at beginning of period	33,915	45,436
Cash and cash equivalents at end of period	$33,551	$34,644

Supplemental cash flow information:
Interest paid	$44,335	$25,031
Income taxes paid	156,632	134,021
Operating lease liabilities arising from obtaining right-of-use assets and other non-cash lease-related operating items	165,931	190,803
Non-cash financing and investing activities:
Finance lease liabilities arising from obtaining right-of-use assets	4,467	7,443
Financing obligations arising from failed sale-leasebacks	—	3,487
Property additions included in accrued expenses	32,104	29,192
Treasury stock repurchases included in accrued expenses	3,325	770
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries is a leading operator of membership warehouse clubs concentrated primarily in the eastern half of the United States. The Company provides a curated assortment focused on grocery, general merchandise, gasoline and other ancillary services, coupon books, and promotions to offer a differentiated shopping experience that is further enhanced by its omnichannel capabilities. As of October 28, 2023, the Company operated 238 warehouse clubs and 169 gas stations in 20 states.
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accompanying interim financial statements of BJ’s Wholesale Club Holdings, Inc. are unaudited and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial statements in accordance with GAAP.
The condensed consolidated balance sheet as of January 28, 2023 is derived from the audited consolidated balance sheet as of that date. The Company’s business, as is common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year 2022, as filed with the Securities and Exchange Commission on March 16, 2023.
(b) Fiscal Year
The Company follows the National Retail Federation’s fiscal calendar and reports financial information on a 52- or 53-week year ending on the Saturday closest to January 31. The thirteen-week periods ended October 28, 2023 and October 29, 2022 are referred to herein as the "third quarter of fiscal year 2023" and the "third quarter of fiscal year 2022," respectively. The thirty-nine week periods ended October 28, 2023 and October 29, 2022 are referred to herein as the "thirty-nine weeks ended October 28, 2023" and the "thirty-nine weeks ended October 29, 2022," respectively. Operating results for the thirteen-week and thirty-nine week periods ended October 28, 2023 are not necessarily indicative of the results that may be expected for the 53-week fiscal year ending February 3, 2024.
(c) Recent Accounting Pronouncements and Policies
The Company’s accounting policies are set forth in the audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2022. There have been no material changes to these accounting policies and no accounting pronouncements adopted that had a material impact on the Company’s financial statements.
3. Revenue Recognition
(a) Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. The Company recognizes revenue as it satisfies a performance obligation by transferring control of the goods or services to the customer.
Net sales
The Company recognizes net sales at clubs and gas stations when the customer takes possession of the goods and tenders payment. Sales tax is recorded as a liability at the point-of-sale. Revenue is recorded at the point-of-sale based on the transaction price, net of any applicable discounts, sales tax and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the time of shipment.

The following table summarizes the Company’s point-of-sale transactions at clubs and gas stations, excluding sales tax, as a percentage of both net sales and total revenues:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Point-of-sale transactions, excluding sales tax, as a percent of net sales	92%	92%	91%	92%
Point-of-sale transactions, excluding sales tax, as a percent of total revenues	90%	90%	89%	90%
Rewards programs
The Company’s BJ’s Perks Rewards membership program which was in place in fiscal year 2022 and the first month of fiscal year 2023, allowed participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ’s. The Company also offered a co-branded credit card program, the My BJ’s Perks program, which allowed My BJ’s Perks Mastercard credit card holders to earn up to a 10 cent-per-gallon discount on gasoline, up to 5% cash back on eligible purchases made in BJ’s clubs or online at bjs.com, and up to 2% cash back on purchases made with the card outside of BJ’s. Cash back was in the form of electronic awards issued in $10 increments that could be used online or in-club and expired six months from the date issued.
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
The Company accounts for these transactions as multiple-element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue related to earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or on the Company’s website or mobile app. The Company recognizes royalty revenue related to the outstanding My BJ's Perks and BJ's One and BJ's One+ credit card programs based upon actual customer activities, such as reward redemptions. Additionally, the Company deferred revenue for funds received related to marketing and other integration costs in connection with the new co-brand credit card program and will recognize these into revenue as performance obligations are satisfied.
Membership
The Company charges a membership fee to its customers, which allows customers to shop in the Company’s clubs, shop on the Company’s website, and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. In addition, members have access to other ancillary services, coupon books, and promotions. As the Company has the obligation to provide access to its clubs, website, and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership.
Gift Card Programs
The Company sells BJ’s gift cards that allow customers to redeem the cards for future purchases equal to the amount of the face value of the gift card. Revenue from gift card sales is recognized upon redemption of the gift cards and control of the purchased goods or services is transferred to the customer.

(b) Contract Balances
The following table summarizes the Company's deferred revenue balance related to outstanding performance obligations for contracts with customers:

	October 28, 2023	January 28, 2023	October 29, 2022
Current:
Rewards programs:
Earned award dollars	$46,816	$34,676	$44,490
Royalty revenue	5,454	17,877	23,255
Co-brand marketing & integration	3,996	6,960	—
Total rewards programs	56,266	59,513	67,745
Membership	193,879	183,692	178,297
Gift card programs	13,644	14,092	12,080
Long-term:
Rewards programs:
Co-brand marketing & integration	7,147	11,895	—
Total deferred revenue	$270,936	$269,192	$258,122
Current and long-term deferred revenue balances are included within accrued expenses and other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.
The following table summarizes the Company's revenue recognized during the period that was included in the opening deferred balance as of January 28, 2023:

Thirty-Nine Weeks Ended
October 28, 2023
Rewards programs:
Earned award dollars	$34,676
Royalty revenue	17,877
Co-brand marketing & integration	7,467
Total rewards programs	60,020
Membership	174,678
Gift card programs	4,765
Total revenue	$239,463
(c) Transaction Price Allocated to Remaining Performance Obligations
Performance obligations related to earned award dollars, royalty revenue and membership fees are typically satisfied over a period of twelve months or less. Funds received related to marketing and other integration costs in connection with our co-brand credit card program are recognized as performance obligations are satisfied. The timing and recognition of gift card redemptions varies depending on consumer behavior and spending patterns.
(d) Disaggregation of Revenue
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
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Grocery	70%	70%	71%	67%
General Merchandise and Services	10%	10%	10%	11%
Gasoline and Other	20%	20%	19%	22%

4. Debt and Credit Arrangements
The following table summarizes the Company’s debt (in thousands):

	October 28, 2023	January 28, 2023	October 29, 2022
ABL Revolving Facility	$434,000	$405,000	$295,000
First Lien Term Loan	400,000	450,000	601,920
Unamortized original issue discount and debt issuance costs	(1,645)	(2,120)	(1,797)
Less: Short-term debt	(434,000)	(405,000)	(295,000)
Long-term debt	$398,355	$447,880	$600,123
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
As of October 28, 2023, there was $434.0 million outstanding in loans under the ABL Revolving Facility and $12.3 million in outstanding letters of credit. The interest rate on the ABL Revolving Facility was 6.43% and unused capacity was $753.7 million.
First Lien Term Loan
On October 12, 2023, the Company entered into an amendment (the “Fourth Amendment”) to the First Lien Term Loan Credit Agreement, with Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent and the lenders party thereto. Deutsche Bank Securities Inc. acted as the left lead arranger and bookrunner, and Nomura Securities International, Inc., BofA Securities, Inc. and Wells Fargo Securities LLC acted as joint lead arrangers and joint bookrunners of the Fourth Amendment.
The Fourth Amendment, among other things, extends the maturity date with respect to the term loans outstanding under the First Lien Term Loan Credit Agreement from February 3, 2027 to February 3, 2029. In addition, the Fourth Amendment reduces applicable margin in respect of the interest rate, effective immediately, from SOFR plus 275 basis points per annum to SOFR plus 200 basis points per annum.
Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. As of October 28, 2023, the Company's net leverage ratio did not exceed 3.50 to 1.00, and therefore, no incremental principal payments were required. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain "fixed assets" of the Company and on a junior basis by certain "liquid" assets of the Company.
Total fees incurred in connection with the refinancing were approximately $1.7 million. The Company expensed $1.4 million of previously capitalized debt issuance costs and original issue discount and expensed $0.4 million of new third-party fees. The Company deferred $1.3 million of new debt issuance costs.
As of October 28, 2023, there was $400.0 million outstanding under the First Lien Term Loan, which reflects the Company's repayment of $50.0 million of the principal amount outstanding under the First Lien Term Credit Agreement during the third quarter of fiscal year 2023 prior to the Fourth Amendment. There was $450.0 million outstanding on the First Lien Term Loan at January 28, 2023 and $601.9 million outstanding at October 29, 2022. The interest rates were 7.35%, 7.11%, and 5.35% at October 28, 2023, January 28, 2023, and October 29, 2022, respectively.
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
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, the 2011 Plan, or the 2012 Director Plan is forfeited, expires, or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration, or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan, or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan, or 2012 Director Plan. As of October 28, 2023, there were 4,932,865 shares available for future issuance under the 2018 Plan.

The following table summarizes the Company’s stock award activity during the thirty-nine weeks ended October 28, 2023 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding, January 28, 2023	1,788	$20.35	750	$50.10	24	$58.61	854	$45.70
Granted (a)	—	—	329	75.85	22	62.13	503	76.07
Forfeited/canceled	—	—	(52)	64.62	(5)	58.61	(40)	58.81
Exercised/vested	(126)	18.78	(409)	43.03	(19)	58.61	(640)	24.35
Outstanding, October 28, 2023	1,662	$20.47	618	$67.28	22	$62.13	677	$58.84
(a)     Includes 320 incremental Performance Stock awards granted in fiscal year 2020 with a weighted-average grant date fair value of $24.35, that vested in fiscal year 2023 at greater than 100% of target based on performance.
Stock-based compensation expense was $9.4 million and $9.5 million for the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively, and $29.0 million and $28.0 million for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively.
On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective July 1, 2018. The aggregate number of shares of common stock that were to be reserved for issuance under the ESPP was to be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the Company's board of directors. The amount of expense recognized related to the ESPP was $0.4 million and $0.3 million for the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively, and $1.1 million and $0.8 million for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively. As of October 28, 2023, there were 2,463,889 shares available for issuance under the ESPP.
7. Treasury Shares and Share Repurchase Program
Treasury Shares Acquired on Restricted Stock and Performance Stock Awards
The Company acquired 11,052 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended October 28, 2023, which was recorded as $0.8 million of treasury stock. The Company acquired 24,885 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended October 29, 2022, which was recorded as $1.9 million of treasury stock.
The Company acquired 370,879 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock and performance stock awards in the thirty-nine weeks ended October 28, 2023, which was recorded as $28.1 million of treasury stock. The Company acquired 260,730 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock awards in the thirty-nine weeks ended October 29, 2022, which was recorded as $17.8 million of treasury stock.
Share Repurchase Program
On November 16, 2021, the Company's board of directors approved a share repurchase program (the "2021 Repurchase Program") that allows the Company to repurchase up to $500.0 million of its outstanding common stock from time to time as market conditions warrant. The 2021 Repurchase Program expires in January 2025. The Company initiated the 2021 Repurchase Program to mitigate potentially dilutive effects of stock awards granted by the Company, in addition to enhancing shareholder value.
The Company repurchased 242,000 shares for $17.1 million and 684,819 shares for $50.1 million during the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively. The Company repurchased 1,161,162 shares for $77.0 million and 1,608,325 shares for $108.7 million during the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively. The Company accounts for treasury stock under the cost method based on the fair market value of the shares on the dates of repurchase plus any direct costs incurred.
As of October 28, 2023, $241.9 million remained available to purchase under the 2021 Repurchase Program.
8. Income Taxes
The Company projects the estimated annual effective tax rate for fiscal year 2023 to be 28.2%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.
The Company’s effective income tax rate from continuing operations was 28.1% and 26.8% for the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively. For the thirty-nine weeks ended October 28, 2023 and October 29, 2022, the Company's effective tax rate from continuing operations was and 29.7% and 25.1%, respectively. The increase for both comparative periods was primarily driven by lower tax benefits from stock-based compensation. The increase for the first nine months of fiscal 2023 was also due to an immaterial adjustment to certain deferred tax assets related to prior periods.
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
The gross carrying amount and fair value of the Company’s debt at October 28, 2023 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$434,000	$434,000
First Lien Term Loan	400,000	400,252
Total Debt	$834,000	$834,252

The gross carrying amount and fair value of the Company’s debt at January 28, 2023 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$405,000	$405,000
First Lien Term Loan	450,000	450,482
Total Debt	$855,000	$855,482
The gross carrying amount and fair value of the Company’s debt at October 29, 2022 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$295,000	$295,000
First Lien Term Loan	601,920	601,920
Total Debt	$896,920	$896,920
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
10. Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Weighted-average shares of common stock outstanding, used for basic computation	133,069	134,091	133,232	134,225
Plus: Incremental shares of potentially dilutive securities	1,915	2,530	2,106	2,405
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	134,984	136,621	135,338	136,630
The table below summarizes awards that were excluded from the computation of diluted earnings for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022, as their inclusion would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Stock-based awards	203	—	207	100

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q should be considered forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, including expectations regarding deferred revenue, lease commencement dates, impact of infrastructure investments on our operating model and selling, general and administrative expenses, sales of gasoline and gross profit margin rates, and new club and gas station openings, as well as statements that include terms such as "may", "will", "should", "expect", "plan", "anticipate", "could", "intend", "project", "believe", "estimate", "predict", "continue", "forecast", "would", or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:
•    uncertainties in the financial markets including, without limitation, as a result of disruptions and instability in the banking and financial services industries or as a result of wars and global political conflicts, and the effect of certain economic conditions or events on consumer and small business spending patterns and debt levels;
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
•    risks relating to our ability to implement our growth strategy by opening new clubs, and gasoline stations; and
•    the other risk factors identified in our filings with the Securities and Exchange Commission, including in particular those set forth under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (the "Annual Report on Form 10-K for the fiscal year 2022") and our other filings with the Securities and Exchange Commission.
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
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2023" relate to the 53 weeks ending February 03, 2024, and references herein to "fiscal year 2022" relate to the 52 weeks ended January 28, 2023. The third quarter of fiscal year 2023 ended on October 28, 2023, and the third quarter of fiscal year 2022 ended on October 29, 2022, and both include thirteen weeks.
Overview
BJ’s Wholesale Club is a leading operator of membership warehouse clubs concentrated primarily on the eastern half of the United States. We deliver significant value to our members, consistently offering 25% or more savings on a representative basket of manufacturer-branded groceries compared to traditional supermarket competitors. We provide a curated assortment focused on groceries, continuously refreshed general merchandise, gasoline and other ancillary services, coupon books, and promotions to deliver a differentiated shopping experience that is further enhanced by our omnichannel capabilities.
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 239 large-format, high volume warehouse clubs and 169 gas stations spanning 20 states as of the date of this filing. In our core New England markets, which have high population density and generate a disproportionate part of U.S. gross domestic product, we operate almost three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club ("BOPIC") service, curbside delivery, same-day home delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces where members receive the same preferential pricing as in-club shoppers by linking their membership. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for either unlimited or twelve same-day grocery deliveries over a one-year period.
Our leadership team continues to focus on utilizing data to improve member experience, instilling a culture of cost discipline, adopting a more proactive approach to growing our membership base and building an omnichannel offering oriented towards making shopping at BJ’s more convenient.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have approximately 7.1 million members paying annual fees to gain access to savings on groceries and general merchandise and services. The annual membership fee for our Club Card membership is generally $55, and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, is generally $110. We believe that members can save over ten times their $55 Club Card membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented approximately $3.7 billion in annual sales for fiscal year 2022 and represented the largest brands we sell in terms of volume. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $414.1 million for the trailing twelve-months ended October 28, 2023.
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
Size and loyalty of membership base
The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for the past 25 years and the quality of our membership mix is strong as evidenced by our higher tier penetration growth in the first thirty-nine weeks of fiscal year 2023. Our membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 90% at the end of fiscal year 2022.
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
Inflation and deflation trends

Our financial results can be directly impacted by substantial changes in product costs due to commodity cost fluctuations or general inflation, disinflation or deflation, which could lead to a reduction in our sales, as well as greater margin pressure, as costs may not be able to be passed on to consumers. Changes in commodity prices and changes in inflation rates have impacted several categories of our business. Inflationary volatility can be attributed to macro economic factors including supply chain disruptions, government stimulus, interest rates, and other factors. In response to general inflationary volatility, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollars in thousands, except per share amounts)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$4,818,670	$4,685,834	$14,299,132	$14,090,673
Membership fee income	106,053	99,485	312,273	294,897
Total revenues	4,924,723	4,785,319	14,611,405	14,385,570
Cost of sales	4,022,243	3,908,219	11,932,120	11,857,263
Selling, general and administrative expenses	697,104	674,426	2,081,392	1,961,606
Pre-opening expenses	6,001	10,706	11,479	21,508
Operating income	199,375	191,968	586,414	545,193
Interest expense, net	18,004	12,450	48,968	31,166
Income from continuing operations before income taxes	181,371	179,518	537,446	514,027
Provision for income taxes	50,904	48,124	159,666	129,165
Income from continuing operations	130,467	131,394	377,780	384,862
Income (loss) from discontinued operations, net of income taxes	—	(1,452)	89	(1,466)
Net income	$130,467	$129,942	$377,869	$383,396

Weighted-average shares outstanding—basic	133,069	134,091	133,232	134,225
Basic EPS(a)	$0.98	$0.97	$2.84	$2.86

Weighted-average shares outstanding—diluted	134,984	136,621	135,338	136,630
Diluted EPS(a)	$0.97	$0.95	$2.79	$2.81

Operational Data:
Total clubs at end of period	238	232	238	232
Comparable club sales (b)	0.3%	9.7%	(1.2)%	14.6%
Merchandise comparable club sales (b)	(0.1)%	5.3%	2.1%	5.7%
Adjusted EBITDA (b)	$274,920	$272,305	$800,663	$766,804
Free cash flow (b)	47,642	75,449	108,890	329,641
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

Net sales for the third quarter of fiscal year 2023 were $4.8 billion, a 2.8% increase from net sales reported for the third quarter of fiscal year 2022 of $4.7 billion. The increase was due primarily to growth in traffic and market share, particularly in the grocery division as well as comparable gallons at our gas stations.
Net sales for the first nine months of fiscal year 2023 were $14.3 billion, a 1.5% increase from net sales reported for the first nine months of fiscal year 2022 of $14.1 billion. The increase was due primarily to strength in the grocery division and an increase of six clubs, partially offset by lower gasoline sales.
Comparable Club Sales and Merchandise Comparable Club Sales
We believe net sales is an important driver of our profitability, particularly comparable club sales. Comparable club sales, which is a non-GAAP metric, also known as same-store sales in the retail industry, includes all clubs that were open for at least 13 months at the beginning of the period and were in operation during the entirety of both periods being compared, including relocated clubs and expansions. Comparable club sales allow us to evaluate how our club base is performing by measuring the change in period-over-period net sales in clubs that have been open for the applicable period.
Various factors affect comparable club sales, including customer preferences and trends, product sourcing, promotional offerings and pricing, shopping frequency from new and existing members and the amount they spend on each visit, weather and holiday shopping period timing and length. Sales comparisons can be influenced by certain factors that are beyond our control such as changes in the cost of gasoline and macro-economic factors such as inflation. The higher comparable club sales, the more we can leverage certain of our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability.

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 28, 2023	October 28, 2023
Comparable club sales	0.3%	(1.2)%
Less: impact from gasoline sales	0.4%	(3.3)%
Merchandise comparable club sales	(0.1)%	2.1%

Merchandise comparable club sales represents comparable club sales from all merchandise other than our gasoline operations for the applicable period. Merchandise comparable club sales remained approximately flat, with a decrease of 0.1% in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022, primarily driven by a decrease in sales of general merchandise and services of approximately 10.9%, partially offset by an increase in sales of groceries of 1.6%.
In the grocery division, growth was led by the breakfast, nutrition, candy, snack, fresh produce and bakery categories when compared to the third quarter of fiscal year 2022, partially offset by a decrease in sales of fresh meat and seafood categories.
Sales of general merchandise decreased in the third quarter of fiscal year 2023 due to decreased demand for electronics, home, and seasonal merchandise compared to the third quarter of fiscal year 2022, driven by the unfavorable impact of weather and macroeconomic conditions with consumers generally spending less on larger ticket items.
The impact of gasoline sales is a result of an increase in comparable gallons in the third quarter of fiscal 2023 as compared to the third quarter of fiscal year 2022, as retail prices remained approximately flat.
Merchandise comparable club sales increased by 2.1% in the first nine months of fiscal year 2023 compared to the first nine months of fiscal year 2022 driven by an increase in sales of groceries of approximately 4.5%, partially offset by a decrease in sales of general merchandise and services of approximately 11.0%.
Sales increased during the first nine months as demand for beverages, candy, snacks, packaged goods, dairy, and bakery categories increased compared to the first nine months of fiscal year 2022, partially offset by a decrease in demand for fresh meat and seafood categories.
General merchandise decreased during the first nine months due to decreased demand for electronics and seasonal merchandise compared to the first nine months of fiscal year 2022.

The impact of gasoline sales is primarily a result of lower retail prices through the first nine months of fiscal 2023 as compared to the first nine months of fiscal year 2022.
Membership fee income
We continue to see growth in the size of our membership base and continued quality. Membership fee income was $106.1 million in the third quarter of fiscal year 2023 compared to $99.5 million in the third quarter of fiscal year 2022, a 6.6% increase.
Membership fee income was $312.3 million in the first nine months of fiscal year 2023 compared to $294.9 million in the first nine months of fiscal year 2022, a 5.9% increase. The increase for both comparative periods was primarily driven by membership renewals, new members, and increased penetration of higher-tier membership levels, evidencing the strength of our membership quality.
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
Cost of sales was $4.0 billion, or 83.5% of net sales, in the third quarter of fiscal year 2023 compared to $3.9 billion, or 83.4% of net sales, in the third quarter of fiscal year 2022. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, increased 30 basis points over the prior year period.
Cost of sales was $11.9 billion, or 83.4% of net sales, in the first nine months of fiscal year 2023, remaining flat compared to $11.9 billion, or 84.1% of net sales, in the first nine months of fiscal year 2022. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, increased 70 basis points compared to the first nine months of fiscal year 2022. Merchandise margins were positively impacted by moderated supply chain costs and improved inventory cost management for both comparative periods.
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
SG&A increased by 3.4% to $697.1 million in the third quarter of fiscal year 2023 from $674.4 million in the third quarter of fiscal year 2022.
SG&A increased by 6.1% to $2.1 billion in the first nine months of fiscal year 2023 from $2.0 billion in the first nine months of fiscal year 2022. The increase in SG&A for both comparative periods was primarily driven by increased labor and occupancy costs as a result of new club and gas station openings, as well as other continued investments to drive strategic priorities. Our growth profile this year is weighted toward owned clubs, elevating our depreciation expense. We remain focused on investing in member engagement, marketing and digital strategies.
Pre-opening expenses
Pre-opening expenses include startup costs for new clubs and costs for relocated clubs. Expenses will vary based on the number of club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.

Pre-opening expenses were $6.0 million in the third quarter of fiscal year 2023 compared to $10.7 million in the third quarter of fiscal year 2022.
 Pre-opening expenses were $11.5 million in the first nine months of fiscal year 2023 compared to $21.5 million in the first nine months of fiscal year 2022. Pre-opening expenses decreased due to timing of spend for club openings year-over-year for both comparative periods.
Interest expense, net
Interest expense, net was $18.0 million in the third quarter of fiscal year 2023 compared to $12.5 million in the third quarter of fiscal year 2022.
Interest expense, net was $49.0 million in the first nine months of fiscal year 2023 compared to $31.2 million in the first nine months of fiscal year 2022. The increase for both comparative periods was primarily due to rising interest rates year-over-year as well as an increase in debt extinguishment charges due to entering into the Fourth Amendment of the First Lien Term Loan.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 28.1% and 26.8% for the third quarters of fiscal years 2023 and 2022, respectively.
The Company’s effective income tax rate from continuing operations was 29.7% and 25.1% for the first nine months of fiscal years 2023 and 2022, respectively. The increases in the effective tax rate and income tax expense for both comparative periods are driven by lower tax benefits from stock-based compensation. The effective tax rate for the first nine months of fiscal 2023 was also increased due to an immaterial adjustment to certain deferred tax assets related to prior periods.
Non-GAAP Financial Measures
The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with GAAP. In addition to relevant GAAP measures we also provide non-GAAP measures, including adjusted EBITDA, comparable club sales, free cash flow, adjusted net income and adjusted net income per diluted share because management believes these metrics are useful to investors and analysts by excluding items that we do not believe are indicative of our core operating performance. These measures are customary for our industry and commonly used by competitors. These non-GAAP financial measures should not be reviewed in isolation or considered as an alternative to any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, adjusted EBITDA, comparable club sales, free cash flow, adjusted net income and adjusted net income per diluted share may not be comparable to similarly titled measures used by other companies in our industry or across different industries. See Results of Operations above for our comparable club sales and merchandise comparable club sales results. Free cash flow is discussed within the Liquidity and Capital Resources section below.
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

The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Income from continuing operations	$130,467	$131,394	$377,780	$384,862
Interest expense, net	18,004	12,450	48,968	31,166
Provision for income taxes	50,904	48,124	159,666	129,165
Depreciation and amortization	57,406	52,166	166,421	149,259
Stock-based compensation expense	9,380	9,463	29,011	27,965
Pre-opening expenses (a)	6,001	10,707	11,479	21,508
Non-cash rent (b)	2,394	1,025	6,226	3,127
Acquisition and integration costs (c)	—	857	—	12,324
Home office transition costs (d)	—	5,897	—	7,096
Other adjustments (e)	364	222	1,112	332
Adjusted EBITDA	$274,920	$272,305	$800,663	$766,804
Adjusted EBITDA as a percentage of net sales	5.7%	5.8%	5.6%	5.4%
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
(d)    Represents incremental rent expense, other non-recurring lease costs, and write-off of impaired assets as the Company transitioned home office locations in fiscal 2022.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net income as reported	$130,467	$129,942	$377,869	$383,396
Adjustments:
Acquisition and integration costs (a)	—	857	—	12,324
Home office transition costs (b)	—	5,897	—	7,096
Impairment expense on discontinued operations	—	1,199	—	1,199
Charges related to debt (c)	1,830	298	1,830	687
Other adjustments (d)	—	—	(786)	(165)
Tax impact of adjustments to net income (e)	(518)	(2,363)	(296)	(5,987)
Adjusted net income	$131,779	$135,830	$378,617	$398,550

Weighted-average shares outstanding—diluted	134,984	136,621	135,338	136,630
Adjusted EPS(f)	$0.98	$0.99	$2.80	$2.92

(a)Represents costs related to the Acquisition, including due diligence, legal, and other consulting expenses.
(b)Represents incremental rent expense, other non-recurring lease costs and write-off of impaired assets as the Company transitioned home office locations in fiscal 2022.
(c)Represents the expensing of fees and deferred fees and original issue discount associated with the extinguishment of the Company's senior secured asset based revolving credit and term facility ("ABL Facility") in fiscal 2022 and the Fourth Amendment in fiscal 2023.
(d)Other non-cash items related to the reclassification into earnings of accumulated other comprehensive income / loss associated with the de-designation of hedge accounting and other adjustments.
(e)Represents the tax effect of the above adjustments at a statutory tax rate of approximately 28%.
(f)Adjusted EPS is measured using weighted-average diluted shares outstanding.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Revolving Facility. As of October 28, 2023, cash and cash equivalents totaled $33.6 million and we had $753.7 million of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures; fund possible acquisitions; fund share repurchases; and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.
In the first nine months of fiscal year 2023, we repurchased 1,161,162 shares under the 2021 Repurchase Program totaling $77.0 million.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022
Net cash provided by operating activities	$444,531	$612,857
Net cash used in investing activities	(335,641)	(659,737)
Net cash (used in) provided by financing activities	(109,254)	36,088
Net decrease in cash and cash equivalents	$(364)	$(10,792)

Net Operating Cash Flows
Net cash provided by operating activities was $444.5 million for the first nine months of fiscal year 2023 compared to $612.9 million for the first nine months of fiscal year 2022. The decrease in operating cash flow was primarily due to unfavorable fluctuations in working capital and a decrease in pre-tax net income. The unfavorable fluctuations in working capital were primarily due to merchandise inventories and accounts payable, partially offset by favorable fluctuations due to accounts receivable and accrued expenses and other current liabilities.
Net Investing Cash Flows
Cash used in investing activities was $335.6 million for the first nine months of fiscal year 2023, compared to $659.7 million for the first nine months of fiscal year 2022. The decrease is primarily due to $376.5 million of cash outflows in the prior year related to the Acquisition, partially offset by an increase in capital spending of $53.6 million as our growth profile this year is weighted toward owned clubs.
Net Financing Cash Flows
Net cash used in financing activities for the first nine months of fiscal year 2023 was $109.3 million compared to net cash provided by financing activities of $36.1 million for the first nine months of fiscal year 2022. The $145.3 million net increase in financing cash outflows was primarily due to a $266.0 million reduction in net proceeds from our ABL Revolving

Facility, partially offset by a net decrease of $100.0 million of principal payments on long-term debt and a decrease of $25.6 million for the acquisition of treasury stock compared to the prior year.
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
The following is a reconciliation of our net cash provided by operating activities to free cash flow for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net cash provided by operating activities	$175,031	$169,805	$444,531	$612,857
Less: Additions to property and equipment, net of disposals	(133,711)	(102,774)	(347,951)	(294,308)
Plus: Proceeds from sale leaseback transactions	6,322	8,418	12,310	11,092
Free cash flow	$47,642	$75,449	$108,890	$329,641
Free cash flow decreased to $47.6 million for the third quarter of fiscal year 2023 compared to $75.4 million for the third quarter of fiscal year 2022 primarily due to an increase in capital spending. Free cash flow decreased to $108.9 million for the first nine months of fiscal year 2023 compared to $329.6 million for the first nine months of fiscal year 2022. The decrease is primarily the result of lower cash flows from operating activities due to unfavorable fluctuations in working capital and an increase capital spending.
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
On December 20, 2022, the Company repaid $151.9 million of the principal amount outstanding under the First Lien Term Loan.
On October 12, 2023, the Company amended the First Lien Term Loan to extend the maturity date from February 3, 2027 to February 3, 2029 and reduce applicable margin in respect of the interest rate, effective immediately, from SOFR plus 275 basis points per annum to SOFR plus 200 basis points per annum. Prior to the amendment, the Company repaid $50.0 million of the principal amount outstanding under the First Lien Term Loan.
At October 28, 2023, there was $434.0 million outstanding in loans under the ABL Revolving Facility and $12.3 million in outstanding letters of credit. The interest rate on the revolving credit facility was 6.43% and unused capacity was $753.7 million.
At October 28, 2023, the interest rate for the First Lien Term Loan was 7.35% and there was $400.0 million outstanding.
Material Cash Commitments
Our material cash commitments consist primarily of debt obligations, interest payments, leases, and purchase orders for merchandise inventory. These material cash commitments impact our short-term and long-term liquidity and capital needs. As of October 28, 2023, other than those items related to the ordinary course of operations of our business such as inventory purchases, new leases and lease amendments, there were no material changes to our material cash commitments from those described in our Annual Report on Form 10-K for the fiscal year 2022.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 28, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the third quarter of fiscal year 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c) (in thousands)
July 30, 2023 to August 26, 2023	4,438	$67.45	—	$258,819
August 27, 2023 to September 30, 2023	834	72.96	—	258,819
October 1, 2023 to October 28, 2023	247,780	69.69	242,000	241,947
Total	253,052		242,000
(a)Includes 4,438 shares of common stock for the period July 30, 2023 to August 26, 2023, 834 shares of common stock for the period August 27, 2023 to September 30, 2023, and 5,780 shares of common stock for the period October 1, 2023 to October 28, 2023 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 7 "Treasury Shares and Share Repurchase Programs" of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
(b)Excludes the impact of excise tax imposed on share repurchases pursuant to the Inflation Reduction Act.
(c)On November 16, 2021, the Company's board of directors approved the 2021 Repurchase Program that allows the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expires in January 2025.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
10b5-1 Trading Plans
On August 31, 2023, Mr. Paul Cichocki, executive vice president, chief commercial officer of the company, adopted a trading arrangement with respect to the sale of securities of the company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Cichocki’s Rule 10b5-1 Trading Plan, which has a term of six months, provides for the sale of up to 179,497 shares of common stock pursuant to the terms of the plan.
On September 11, 2023, Mr. Joseph McGrail, senior vice president, controller of the company, adopted a Rule 10b5-1 Trading Plan. Mr. McGrail’s Rule 10b5-1 Trading Plan, which has a term of six months, provides for the sale of up to 1,000 shares of common stock pursuant to the terms of the plan.
On September 21, 2023, Mr. Graham Luce, executive vice president, secretary of the company, adopted a Rule 10b5-1 Trading Plan. Mr. Luce’s Rule 10b5-1 Trading Plan, which has a term of three months, provides for the sale of up to 7,479 shares of common stock pursuant to the terms of the plan.

Our Quarterly Report on Form 10-Q for the quarter ended July 29, 2023 contained an immaterial clerical error with regard to the number of shares covered by Laura Felice’s Rule 10b5-1 Trading Plan which was adopted on July 12, 2023 and has a term of 11 months. The Rule 10b5-1 Trading Plan provides for the sale of up to 65,727 shares of common stock pursuant to the terms of the plan.
Non-Qualified Deferred Compensation Plan
On November 20, 2023, the compensation committee of the board of directors of the Company adopted the BJ's Wholesale Club, Inc. Non-Qualified Deferred Compensation Plan (the “Plan”) to be effective on January 1, 2024.
The Plan is an unfunded arrangement intended to be exempt from the participation, vesting, funding and fiduciary requirements set forth in Title I of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The obligations of the Company under the Plan will be general unsecured obligations of the Company to pay deferred compensation in the future to eligible participants (as defined below) in accordance with the terms of the Plan. Any assets held in the Plan remain subject to claims of the Company’s general creditors and no participant’s or beneficiary’s claim to Plan assets has any priority over any general unsecured creditor of the Company. The Company may establish a trust in respect of its obligations under the Plan. The establishment of such a trust shall in no way deem the Plan to be “funded” for purposes of ERISA or the Code.
Pursuant to the Plan, a select group of management or highly compensated employees of the Company ("participants"), including the Company's named executive officers, will be eligible to participate by making an irrevocable election to defer up to fifty percent (50%) of the participant's annual base salary, as well as up to one hundred percent (100%) of any annual bonus award. A participant will be 100% vested at all times in their elective deferral account within the Plan.
In addition, the Company may elect, during any single plan year, to provide a discretionary contribution to the Plan to a select management participant (defined in the Plan as a participant who is senior vice president level or higher) on such participant's behalf equal to a percentage of such participant’s base salary grossed up for taxes as determined by the Company in its sole discretion. Select management participants include the Company’s named executive officers. A select management participant shall become 100% vested in their select management employer contribution account upon the earlier of such participant’s death, disability, attainment of the age of sixty-five, a change in control of the Company, or third anniversary of such participant’s date of hire with the Company. The Company may, in its sole discretion, choose to accelerate such vesting based on criteria satisfactory to the Company.
Further, the Company may credit a participant with additional discretionary deferred compensation. The amount and frequency of such deferred compensation shall be determined by the Company in its sole discretion and will become vested upon successful completion of the conditions, if any, established by the Company.
The benefits under the Plan will be paid to the participant, or in the event of death, to the participant’s beneficiary, following the earliest of the participant’s separation from service, death, disability, or the specified time elected by the participant, either in installments or in a lump sum payment in accordance with the terms of the Plan and provisions established by the Company.
The Company may, at any time, amend the Plan to comply with the Code or other applicable laws, regulation, or guidance, provided that such amendment will not result in taxation to any participant under the Code and will not, without the consent of the participant, affect such participant’s rights with respect to deferred compensation previously vested. The Company may terminate the Plan under circumstances set forth in Section 7.02 of the Plan.
The foregoing summary of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1
Fourth Amendment to First Lien Term Loan Credit Agreement, by and among BJ’s Wholesale Club, Inc., the Company, the lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent, dated as of October 12, 2023 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38559) filed on October 12, 2023 and incorporated herein by reference).

10.2	BJ's Wholesale Club, Inc. Non-Qualified Deferred Compensation Plan (filed herewith).
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: November 22, 2023	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)