Form 10-K
period 2024-02-03
BJ's Wholesale Club Holdings, Inc.
filed 2024-03-18
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024 or
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold as of July 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8,800,000,000. For purposes of this calculation, the registrant has excluded the market value of all shares of its voting common equity reported as beneficially owned by the executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant. The registrant has no non-voting common equity.
The number of outstanding shares of common stock of the registrant as of March 6, 2024 was 132,961,162.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2023 fiscal year pursuant to Regulation 14A.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K should be considered forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, including expectations regarding deferred revenue, lease commencement dates, impact of infrastructure investments on our operating model and selling, general and administrative expenses, sales of gasoline and gross profit margin rates, share repurchases, and new club and gas station openings, as well as statements that include terms such as "may", "will", "should", "expect", "plan", "anticipate", "could", "intend", "project", "believe", "estimate", "predict", "continue", "forecast", "would", or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:
•uncertainties in the financial markets including, without limitation, as a result of disruptions and instability in the banking and financial services industries or as a result of wars and global political conflicts, and the effect of certain economic conditions or events on consumer and small business spending patterns and debt levels;
•risks related to our dependence on having a large and loyal membership;
•domestic and international economic conditions, including volatility in inflation or interest rates, supply chain disruptions, construction delays and exchange rates;
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
•the risks and uncertainties related to the impact of any future pandemic, epidemic or outbreak of any other highly infectious disease on the U.S., regional and global economies and on our business, financial condition and results of operations;
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
•risks relating to our ability to implement our growth strategy by opening new clubs, and gasoline stations; and
•the other risk factors identified in our filings with the Securities and Exchange Commission, including those set forth under "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

Given these uncertainties, you should not place undue reliance on any forward-looking statements. Except as required by applicable law, we assume no obligation to update these forward-looking statements, even if new information becomes available in the future, and you should not rely upon these forward-looking statements after the date of this Annual Report on Form 10-K.
TRADEMARKS
BJ’s Wholesale Club®, BJ’s®, Wellsley Farms®, Berkley Jensen®, My BJ’s Perks®, BJ’s Easy Renewal®, BJ’s Gas®, BJ's One®, BJ's One+®, BJ’s Perks Elite®, BJ’s Perks Plus®, Inner Circle®, Same-Day-Select®, ExpressPay® and BJ’s Perks Rewards® are all registered trademarks of BJ's Wholesale Club, Inc. Other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of those other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report on Form 10-K may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks.
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
•"ABL Facility" means the Company’s senior secured asset based revolving credit and term facility that was terminated on July 28, 2022;
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
•"NQDC Plan" means the BJ's Wholesale Club, Inc. Non-Qualified Deferred Compensation Plan;
•"fiscal year 2021" means the 52 weeks ended January 29, 2022;
•"fiscal year 2022" means the 52 weeks ended January 28, 2023;
•"fiscal year 2023" means the 53 weeks ended February 3, 2024;
•"fiscal year 2024" means the 52 weeks ending February 1, 2025;
•"GAAP" means generally accepted accounting principles in the United States of America;
•"ESPP" means the Company's Employee Stock Purchase Plan;
•"SOFR" means the Secured Overnight Financing Rate;
•"LIBOR" means the London Interbank Offered Rate; and

•"the Acquisition" means the Company's acquisition of the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics, LLC on May 2, 2022.
BASIS OF PRESENTATION
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Accordingly, references herein to "fiscal year 2024" relate to the 52-weeks ending February 1, 2025, references herein to "fiscal year 2023" relate to the 53-weeks ended February 3, 2024, references herein to "fiscal year 2022" relate to the 52-weeks ended January 28, 2023 and references herein to "fiscal year 2021" relate to the 52-weeks ended January 29, 2022. In this Annual Report on Form 10-K, unless otherwise noted, when we compare a metric (such as comparable club sales) between one period and a "prior period," we are comparing it to the analogous period from the prior fiscal year.

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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 243 large-format, high volume warehouse clubs and 174 gas stations spanning 20 states as of fiscal year end 2023. In our core New England market, which has high population density and generates a disproportionate part of U.S. gross domestic product ("GDP"), we operate more than three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club ("BOPIC") service, curbside delivery, same-day home delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces where members receive the same preferential pricing as in-club shoppers by linking their membership. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for either unlimited or twelve same-day grocery deliveries over a one-year period.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have over 7 million members paying annual fees to gain access to savings on groceries and general merchandise and services. The annual membership fee for our Club Card membership is generally $55, and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, is generally $110. We believe that members can save over ten times their $55 Club Card membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent approximately $4.1 billion in annual sales. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $420.7 million for fiscal year 2023.
On May 2, 2022, the Company completed its acquisition of the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics (the "Acquisition"), which brings substantially all of the end-to-end perishable supply chain in-house. See "Note 20. Acquisitions" of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the Acquisition.
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

Our Clubs
As of February 3, 2024, we operated 243 clubs ranging in size from 44,000 square feet to 177,000 square feet. We aim to locate our larger clubs in high density, high traffic locations that are difficult to replicate. We design our smaller format clubs to serve markets whose population is not sufficient to support a larger club or that are in locations, such as urban areas, where there is inadequate real estate space for a larger club. Including space for parking, the amount of land required for a BJ’s club generally ranges from ten acres to fourteen acres. Our clubs are located in both free-standing locations and shopping centers.
Our ability to achieve profitable operations depends upon high sales volumes and the efficient operation of our warehouse clubs. We buy most of our merchandise directly from manufacturers and route it to cross-docking consolidation points (distribution centers) or directly to our clubs. Our Company-operated distribution centers receive large shipments from manufacturers and quickly ship these goods to individual clubs, generally within 24 hours. This process creates freight volume and handling efficiencies, substantially reducing many costs associated with traditional multiple-step distribution channels, including distributors’ commissions and the cost of storing merchandise in central distribution facilities. We work closely with manufacturers to minimize the amount of handling required once merchandise is received at a club. Merchandise for sale is generally displayed on pallets containing large quantities of each item, thereby reducing labor required for handling, stocking and restocking. Back-up merchandise is generally stored in steel racks above the sales floor.
A summary of our club locations by state as of February 3, 2024 is set forth in the table below:

Market	Club Count
New York	49
Florida	37
Massachusetts	25
New Jersey	23
Pennsylvania	19
Virginia	14
Connecticut	13
Maryland	12
North Carolina	9
Ohio	8
New Hampshire	7
Georgia	6
Michigan	5
Delaware	4
Rhode Island	4
Maine	3
Tennessee	2
Alabama	1
Indiana	1
South Carolina	1
Segments
Our retail operations, which include retail club and other sales procured from our clubs and distribution centers, represent substantially all of our consolidated total revenues, and are our only reportable segment. Substantially all of our identifiable assets are located in the United States. We do not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.
Merchandising
We service our existing members and attract new members by providing a broad range of high quality, brand name and private label merchandise at prices that are consistently lower than the prices of traditional retailers, including discount retailers, supermarkets, supercenters and specialty retail operations. We limit the items offered in each product line to fast selling styles, sizes and colors, carrying approximately 7,000 core active stock keeping units ("SKUs"). We may add additional temporary SKUs from time to time to keep up with demand.
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
•Grocery: consists of our meat, produce, dairy, bakery, deli and frozen products, packaged foods, beverages, detergents, disinfectants, paper products, beauty care, adult and baby care and pet foods, which constituted approximately 86% of our merchandise sales for fiscal year 2023.
•General merchandise and services: consists of electronics, apparel, seasonal goods, small appliances, televisions, optical, tires, and gift cards, which constituted approximately 14% of our merchandise sales for fiscal year 2023.
BJ’s consumer-focused private label products, sold under Wellsley Farms® and Berkley Jensen® brands, comprised approximately 26% of our total net sales, excluding gasoline, in fiscal year 2023. These products are primarily premium quality and generally are priced below the branded competing product. We focus both on a group of core private label products that compete with national brands that have among the highest market share and yield higher margins and on differentiated products that drive member loyalty.
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
As of February 3, 2024, we had 174 gasoline stations in operation at or near our clubs. The gas stations are generally self-service, with some locations accepting cash. We generally maintain our gas prices below the average retail prices in each market as a means of illustrating a favorable price image to existing and prospective members.
Omnichannel Offerings
We have built a robust omnichannel portfolio which consists of BJs.com, BerkleyJensen.com, Wellsleyfarms.com, as well as the BJ’s mobile app.  We have made it easier for members to purchase, review products, digitally add coupons to their membership card and view annual member savings. BJs.com showcases our club assortment available to members along with review ratings and coupons for added savings.  The above omnichannel portfolio offers our members convenient ways to shop, including our BOPIC service, curbside delivery, same-day home delivery or traditional ship-to-home service. Our app delivers personalized promotions, improved shopping experiences, and an efficient gateway to our fulfillment options. Our members appreciate the convenience of the BJ’s mobile app, as evidenced by millions of downloads since fiscal year 2019, as well as ExpressPay®, which allows members to skip checkout lines when they shop in club by paying with their phones. In the fourth quarter of fiscal year 2022, we announced the launch of our retail media program, BJ’s Media Edge™. The program offers brands a comprehensive advertising solution to connect with BJ’s members.
Membership
Paid membership is an essential element of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We have a large base of more than 7 million paid memberships as of February 3, 2024. Our target customers care about value, quality and convenience and shop at warehouse clubs for their family needs. Our target customers are a price sensitive demographic with large household sizes, representing the largest segment of warehouse club shoppers in BJ’s trade areas.
During fiscal year 2023, we rebranded our memberships and co-branded credit card. Historically, we've offered two core types of memberships: the Club Card (formerly Inner Circle®) memberships and business memberships. We generally charged $55 per year for a primary Club Card membership that included one additional card for a household member. Primary members could purchase up to three supplemental memberships for $30 each. A primary business membership typically cost $55 per year and included one free supplemental membership. Business members could purchase up to eight additional supplemental business memberships at $30 each. U.S. military personnel—active and veteran—who enrolled at a BJ’s club location could do so for a reduced membership fee.

Our higher tier membership was rebranded from BJ’s Perks Rewards® to Club+, which offers members the opportunity to earn 2% cash back on most in-club and bjs.com purchases and 5-cent per gallon discount on gasoline. The annual fee for a Club+ membership is generally $110 per year. We also launched our new BJ's One™ and BJ's One+™ Mastercard® credit cards (formerly the My BJ’s Perks® program). These cards provide members with the opportunity to earn up to 5% cash back on purchases made at our clubs or online at bjs.com and up to a 15-cent per gallon discount on gasoline when paying with a BJ's One™ or BJ's One+™ Mastercard® at our BJ’s Gas locations. Since fiscal year 2014, we have grown co-branded Mastercard® holders by over 1000%. In fiscal year 2023, Club+ members and co-branded Mastercard® members accounted for 38% of members and 49% of merchandise spend (excluding gas and membership fee income), compared to 38% of members and 48% of merchandise spend (excluding gas and membership fee income) in fiscal year 2022.
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
Congress amended the FDCA in 2011 through passage of the Food Safety Modernization Act, which greatly expanded the FDA’s regulatory obligations over all actors in the supply chain. Such regulations mandate that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products.
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
Seasonality
Our business is moderately seasonal in nature. Historically, our business has generally realized a slightly higher portion of net sales, operating income, and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively. Our quarterly results have been, and will continue to be, affected by the timing of new club openings and their associated pre-opening expenses. As a result of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.
Employees and Human Capital Resources
As of February 3, 2024, we had over 34,000 full-time and part-time employees, whom we refer to as team members. None of our team members are represented by a union. We consider our relations with our team members to be good.
Team Member Engagement. We provide all team members with the opportunity to share their opinions and feedback on our culture through a survey that is performed every year. Results of the survey are measured and analyzed to enhance the team member experience, promote retention of team members, drive change, and leverage the overall success of our Company.
Diversity. We strive to foster a work environment that includes and embraces diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience. As of the end of fiscal year 2023, 43% of our total workforce were women and 53% were minorities. During fiscal year 2023, 40% of our new hires were women and 62% of our new hires were minorities. We have a zero-tolerance policy on discrimination and harassment and have several systems under which team members can report incidents confidentially or anonymously and without fear of reprisal. We have an Inclusion & Diversity Council which is comprised of a cross-functional team representing diversity of backgrounds, ethnicity, gender, and self-identification. This council is responsible for identifying and driving actions and initiatives to advance the Company’s inclusion and diversity mission.
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
Community Involvement. We have a long and proud history of investing in the communities where we live and work. BJ’s Charitable Foundation (the "Foundation") was established with the mission to enrich every community we serve. The Foundation supports nonprofit organizations that primarily benefit the underprivileged in the areas of hunger prevention and education. Throughout the year, the Foundation makes multiple direct donations from the Company to support food banks and pantry programs in communities that our clubs serve.
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

Information About our Executive Officers
The following are the executive officers of BJ’s Wholesale Club as of March 18, 2024:

Name	Age	Office and Business Experience
Robert W. Eddy	51
Robert W. Eddy is chairman and chief executive officer of the Company. He has served as president and chief executive officer of the Company since April 2021. He joined the Company's board as a director in April 2021 and was appointed chairman of the board in June 2023. Mr. Eddy joined the Company in 2007 and during his tenure served in various executive financial roles for the Company including as senior vice president finance, executive vice president, chief financial officer, and executive vice president, chief financial and administrative officer. Prior to joining BJ’s, Mr. Eddy served retail and consumer products companies as a member of the audit and business advisory practice of PricewaterhouseCoopers LLP.

In addition to his role at BJ’s, Mr. Eddy currently serves as a member of the board of directors of DICK’s Sporting Goods, Inc (NYSE: DKS). He also serves as a member of the board of directors and executive committee of the National Retail Federation and the Boston Children’s Hospital Trust. From 2013 to 2017, Mr. Eddy chaired the Financial Executives Council of the National Retail Federation. He is also a member of the college advisory board for Babson College. Mr. Eddy is a graduate of Babson College and attended Phillips Academy in Andover, Massachusetts as well.

Laura L. Felice	42	Laura L. Felice has served as BJ’s executive vice president, chief financial officer since April 2021. From November 2016 to April 2021, Ms. Felice served as senior vice president, controller and was responsible for the integrity of our financial records. Before joining BJ’s, Ms. Felice worked at Clarks Americas, Inc., a British shoe manufacturer and retailer, from 2008 to 2016 in various roles of increasing responsibility, including serving as the senior vice president of finance from November 2015 to November 2016. In that role, she led all aspects of commercial finance for the Americas region distribution channels. Additionally, Ms. Felice worked at PricewaterhouseCoopers LLP, serving retail and consumer product companies from 2003 to 2008.

		She is a certified public accountant and currently serves as a board member, vice chair and finance committee chair for the Massachusetts Society of CPAs. Ms. Felice also currently serves as a board member of Broadstone Net Lease, LLC (NYSE: BNL). She holds a master’s degree of accounting and a bachelor’s degree with a double major in finance and accounting from Boston College.

Paul Cichocki	54	Paul Cichocki has served as BJ’s executive vice president, chief commercial officer since April 2021 and oversees merchandising, membership, marketing and analytics. From April 2020 to April 2021, Mr. Cichocki served as executive vice president, membership, analytics and business transformation and was responsible for the strategy and vision for the Company’s membership, marketing and analytics divisions. Prior to joining BJ’s, Mr. Cichocki worked at Bain & Company, a management consulting firm, from 1997 to April 2020 where he spent over 20 years supporting clients across a broad range of industries, including retail, consumer products, financial services and food and beverage. Prior to Bain & Company, Mr. Cichocki worked as an operating manager at Frito-Lay, a snack manufacturing division of PepsiCo., from 1991 to 1995. Mr. Cichocki attended Harvard Business School, where he earned a master of business administration with distinction. He is also a graduate from the University of Massachusetts, where he received a bachelor’s degree in operations management with high honors.

Jeff Desroches	46	Jeff Desroches joined BJ's in 2001 and has served as our executive vice president, chief operations officer since April 2018. In his role, Mr. Desroches leads all operations, club team members, regional field staff, and has oversight of policies and procedures at all the Company’s clubs and fuel stations as well as omni fulfillment, supply chain and asset protection. During his tenure at BJ’s, Mr. Desroches has served as regional asset protection manager, vice president of asset protection and senior vice president of supply chain. Prior to BJ’s, Mr. Desroches held various operational and warehousing roles at Service Merchandise Company, Inc., a retail chain, from 1993 to 2000 and Kmart Corporation, a discount department store chain, from 2000 to 2001. He holds a bachelor’s degree in criminal justice and law enforcement administration from American Intercontinental University.

Anjana Harve	51	Anjana Harve is executive vice president, chief information officer of the Company. Ms. Harve was named to this position in September 2023 and is responsible for the strategic leadership and direction of the Company’s information technology organization. Prior to joining BJ’s, from January 2021 to April 2023, she served as global chief information officer at Fresenius Medical Care, the world’s leading provider of products and services for individuals with renal diseases, where she led information technology, privacy assurance, cyber, digital and data security across key business units. She also held the position of North America chief information officer at Fresenius from March 2020 to January 2021. From October 2018 to March 2020, she served as chief information officer at Hill-Rom, a medical technology provider. Prior to these positions, Mr. Harve also held various technology and other senior management positions during her career, including at Novartis, a Swiss multinational pharmaceutical corporation, and Shire, also a multinational pharmaceutical corporation. Ms. Harve holds a bachelor’s degree in computer science engineering from Bangalore University in India and a master of business administration from the Wharton School at University of Pennsylvania.

Graham N. Luce	54	Graham N. Luce has served BJ’s executive vice president, general counsel and secretary since March 2023. He provides senior management with strategic advice on company initiatives, complex business transactions and litigation as well as counsel on all corporate governance-related matters. He joined the Company in April 2015 as senior vice president, general counsel and secretary and served in that role until March 2023. Prior to joining the Company, Mr. Luce worked at Bain & Company, a management consulting firm, from 2000 to 2015 and Goodwin Procter LLP, a global law firm, from 1995 to 2000. He holds a juris doctor from Boston University School of Law and bachelor’s degrees in political science and electrical engineering from Tufts University.

Monica Schwartz	49	Monica Schwartz has served as BJ’s executive vice president, chief digital officer since October 2021 and is responsible for driving the Company’s vision and strategy for its e-commerce and omnichannel efforts. She joined the Company in August 2020 and previously served as our senior vice president, chief digital officer from August 2020 to October 2021. Ms. Schwartz most recently served as vice president, online merchandising at The Home Depot, Inc., a home improvement retailer, from December 2017 to September 2019 and was responsible for its e-commerce site and driving innovation. Prior to that, she served as the executive vice president of digital at Nine West Group, a fashion retailer, from 2015 to 2017. From 2014 to 2015, Ms. Schwartz served as chief global digital officer at Stuart Weitzman Holdings, LLC, a women’s footwear and handbag retailer. From 2012 to 2014, she served as executive director, e-commerce at David Yurman Enterprises, LLC, a jewelry design company. Prior to that, she held positions of increasing responsibility at E-bay, Inc., an e-commerce corporation, from 2007 to 2012. From 2005 to 2007, she held positions with Countrywide Financial Corporation, a financial services company, and from 1998 to 2001 she held positions with MediaHippo, an interactive media agency. She holds a master of business administration at the University of California, Los Angeles Anderson School of Management and a bachelor’s degree in fine arts from Miami University.

William C. Werner	46	William C. Werner has served as BJ’s executive vice president, strategy and development since April 2021 and is responsible for building the Company’s market expansion and key strategic initiatives. Mr. Werner served in several other roles throughout his tenure at BJ’s, including as senior vice president, strategic planning and investor relations from November 2016 to April 2021, senior vice president, finance from 2013 to November 2016 and as the Company’s vice president, accounting and financial reporting from 2012 to 2013. Prior to joining BJ’s, Mr. Werner was a director in the deals practice at PricewaterhouseCoopers LLP, a multinational professional services firm, from 2007 to 2012. He holds a bachelor’s degree with a double major in mathematics and accounting from the College of the Holy Cross.

Item 1A. Risk Factors
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. These risks are not all of the risks that we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business, financial condition, results of operations and/or stock price if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in the Forward-Looking Statements section above and should also refer to our quarterly reports on Form 10-Q and current reports on Form 8-K for any material updates to these risk factors.
Risks Relating to Our Business
Our business may be affected by issues that affect consumer spending.
Our results of operations are affected by the level of consumer spending and, therefore, by changes in the economic factors that impact consumer spending. Certain economic conditions or events, such as a contraction in the financial markets; high rates of inflation or deflation; high unemployment levels; decreases in consumer disposable income; unavailability of consumer credit; higher consumer debt levels; higher tax rates and other changes in tax laws; fluctuations in interest rates; higher fuel, energy and other commodity costs; weakness in the housing market; higher insurance and health care costs; and product cost increases resulting from an increase in commodity prices or supply chain issues, could reduce or shift consumer spending generally, which could cause our customers to spend less or to shift their spending to our competitors. Reduced consumer spending may result in reduced demand for our items and may also require increased selling and promotional expenses. Issues or trends that affect consumer spending broadly could affect spending by our members disproportionately. A reduction or shift in consumer spending could negatively impact our business, results of operations and financial condition.
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
Under SNAP, we are currently authorized to accept EBT payments, or food stamps, at our clubs as tender for eligible items. Changes in state and federal laws governing the SNAP program, including reductions in program benefits, restrictions on program eligibility, or rules on where and for what EBT cards may be used, could reduce sales at our clubs. For example, in February 2023, the federal government ceased pandemic-related emergency food benefits, reducing consumer dollars. Later that year, additional changes in the program’s administration were made to enact new work requirements for those ages 50 to 54. Any such program changes or reductions in funding for the SNAP program overall could alter consumer shopping habits resulting in decreased sales at our clubs and thereby materially and adversely affect our business, financial condition and results of operations.
Natural disasters and other incidents beyond our control could negatively affect our business, financial condition and results of operations.
Our business could be severely impacted by natural disasters, such as hurricanes or earthquakes, or other incidents beyond our control, such as global or regional pandemics, epidemics or outbreaks of infectious diseases, terrorism, war/conflict, geopolitical tensions or events, riots, acts of violence and other crimes (including looting or vandalism), particularly in locations where our centralized operating systems and administrative personnel are located. For example, our operations are concentrated primarily on the eastern half of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snowstorm, could have a material adverse effect on a substantial portion of our operations. Such natural disasters or other incidents beyond our control could result in, among other things, physical damage to one or more of our properties; the temporary closure of one or more of our clubs, Company-operated or contracted distribution centers or our home office facility; the temporary lack of an adequate work force in a market; a temporary or long-term disruption in merchandise distribution, including issues with the transport of goods to or from overseas; the temporary reduction in the availability of products in our clubs and online or a reduction in demand for certain of our products, each of which could have a negative adverse effect on our business, financial condition, cash flows and results of operations.
Disruptions in our merchandise distribution could adversely affect sales and member satisfaction.
We depend on the orderly operation of our merchandise receiving and distribution process through our Company-operated distribution centers. All of our end-to-end perishable supply chain has been contained in-house since mid-2022. Although we believe that our receiving and distribution process is efficient, unforeseen disruptions in operations due to fires, tornadoes, hurricanes, earthquakes or other catastrophic events, labor issues, war or other civil unrest, or other shipping problems (which may include, but are not limited to, strikes, slowdowns or work stoppages at the ports of entry for the merchandise that we import) may result in delays in the delivery of merchandise to our clubs, which could adversely affect sales and the satisfaction of our members. In addition, increases in distribution costs (including, but not limited to, trucking and freight costs) could adversely affect our expenses, which could adversely affect our operating profit and results of operations.

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
We accept payments using an increasing variety of methods, including cash, checks, our co-branded credit cards and a variety of other credit and debit cards, as well as Paypal, Apple Pay®, Google Pay, EBT payments and Buy Now, Pay Later financed through Citizens Pay™. Our efficient operation, like that of most retailers, requires the transmission of information permitting cashless payments. As we offer new payment options to our members, we may be subject to additional rules, regulations and compliance requirements, along with the risk of higher fraud losses. For certain payment methods, we pay interchange and other related card acceptance fees, along with additional transaction processing fees. We rely on third parties to provide secure and reliable payment transaction processing services, including the processing of credit and debit cards, and our co-branded credit card, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. For example, we are subject to Payment Card Industry Data Security Standards, which contain stringent compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We are also subject to a consent decree entered by the FTC in 2005 in connection with a complaint alleging that we had failed to adequately safeguard members’ personal data. Under the consent decree, we are required to maintain a comprehensive information security program that is reasonably designed to protect the security, confidentiality, availability and integrity of personal information collected from or about our members. In addition, if our third-party processor systems are breached or compromised, we may be subject to substantial fines, remediation costs, litigation and higher transaction fees and lose our ability to accept credit or debit card payments from our members, and our reputation, business and operating results could also be materially adversely affected.
Our security measures have been breached in the past and may be undermined in the future due to the actions of outside parties, including nation-state sponsored actors, team member error, internal or external malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate, alter, or destroy business and personal information, including payment card information. Such information may also be placed at risk, and has been compromised in the past, through our use of outside vendors, which may have data security systems that differ from those that we maintain or which are more vulnerable to breach. Any such incident could result in significant legal and financial exposure, damage to our reputation and harm to our relationship with our members, any of which could have an adverse effect on our business.
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
Given the very high volume of transactions we process each year, it is important that we maintain uninterrupted operation of our business-critical computer systems and infrastructure. Our systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security incidents, including tampering with hardware and breaches of our transaction processing or other systems that could result in the compromise of confidential customer or team member data, ransomware or other malware attacks, social engineering, catastrophic events such as fires, earthquakes, tornadoes and hurricanes and errors by our team members. Phishing attacks have emerged as particularly pervasive, including as a means for ransomware attacks, which have increased in both frequency and breadth. If our systems or infrastructure are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer serious interruptions in our operations, which might not be short-lived, in the interim. Any material interruption to these systems or infrastructure could have a material adverse effect on our business and results of operations. In addition, the cost of securing our systems against failure or attack is considerable, and increases in these costs, particularly in the wake of a security incident, could be material.
Global or regional pandemics, epidemics or outbreaks of infectious disease, could have an adverse effect on our business, financial condition and results of operations.
The extent to which global or regional pandemics, epidemics or outbreaks of any highly infectious disease, including the emergence of additional COVID-19 variants, impacts our business, operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Any global or regional pandemic, epidemic or outbreak of any highly infection disease, including the emergence of additional COVID-19 variants, may materially adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in this "Risk Factors" section, including:
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
In the past, unions have attempted to organize our team members at certain of our clubs and distribution centers. Our management and team members may be required to devote their time to respond to union activities, which could be distracting to our operations. Future union activities, including organizing efforts, slow-downs or work stoppages could negatively impact our business and results of operations. Changes in labor laws or regulations that promote union activity could also adversely impact our business. For example, in 2023, a unit in one of our clubs held a vote to unionize, however, the election results favored non-unionization.
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
Omnichannel retailing is rapidly evolving, with the use of digital platforms by consumers continuing to increase, and we must keep pace with changing member expectations and new developments by our competitors. Our members are increasingly using mobile phones, tablets and other devices to shop and to interact with us through social media, with digitally-enabled comparable sales growth of 28.0% as of the fourth quarter of fiscal year 2023. We continue to make technology investments in our website and mobile application. If we are unable to make, improve or develop relevant member-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.
We depend on the financial performance of our operations in the New York metropolitan area.
Our financial and operational performance is dependent on our operations in the New York metropolitan area, which accounted for 23% of net sales in fiscal year 2023. The New York metropolitan area is the city and suburbs of New York City, which includes Long Island and the Mid- and Lower Hudson Valley in the state of New York. It also includes north and central New Jersey, three counties in western Connecticut and five counties in northeastern Pennsylvania. We consider 44 of our clubs to be located in the New York metropolitan area. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our operations in the New York metropolitan area could arise from, among other things, slower growth or declines in our comparable club sales;

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
We are typically responsible for taxes, utilities, insurance, repairs and maintenance for our leased retail properties. Our net lease cost for fiscal years 2023, 2022 and 2021 totaled $372.6 million, $368.0 million and $340.3 million, respectively. Our future minimum rental commitments for all operating leases in existence as of February 3, 2024 was $324.0 million for fiscal year 2024 and a total of $3.2 billion thereafter. We expect that certain new clubs may be leased to us, which will further increase our lease costs and require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our senior secured asset based revolving credit and term facility (the "ABL Revolving Facility") or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.

The operating leases for our retail properties, distribution centers and corporate office expire at various dates through fiscal year 2045. Several leases have renewal options for various periods of time at our discretion. When leases for our clubs with ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all. Further, if we attempt to relocate a club for which the lease has expired, we may be unable to find a new location for that club on commercially acceptable terms or at all, and the relocation of a club might not be successful for other reasons. Any of these factors could cause us to close clubs in desirable locations, which could have an adverse impact on our results of operations.
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
The collection, use and processing of individually identifiable data, including personal health information, by our business is regulated at the federal and state levels. New privacy and information security laws and regulations continue to be passed or proposed and interpretations of existing laws change. As such, compliance with them may result in cost increases due to necessary system changes and the development of new administrative processes and may add additional complexity to our operations, require additional investment of resources in compliance programs, impact our business strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies, as well as increase the risk of potential liability. If we fail to comply with these laws and regulations or experience a data security incident, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal or financial risk, including the imposition of fines or other penalties, as a result of non-compliance.
As most retailers and wholesale club operators do, we and certain of our service providers receive certain individually identifiable information, including personal health information, about our members. In addition, our online operations at bjs.com depend upon the secure transmission of confidential information over public networks. A compromise or failure of our security systems or those of some of our business partners that results in our members’ personal information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security incident could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations.
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
Our e-commerce business faces distinct risks, such as website disruptions, security incidents, delivery delays and hardware and software failures, and our failure to successfully manage it could have a negative impact on our profitability.
As our e-commerce business grows, we increasingly encounter the risks and difficulties that internet-based businesses face. The successful operation of our e-commerce business, and our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depend on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our e-commerce business include, but are not limited to: uncertainties associated with our website, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, inadequate system capacity, computer viruses, human error, security incidents;

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
We imported approximately 3% of our merchandise directly from foreign countries such as China, Vietnam, Bangladesh and India during fiscal year 2023. In addition, many of our domestic vendors purchase a portion of their products from foreign sources.
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
We sourced approximately 3% of our merchandise abroad during fiscal year 2023. The U.S. Foreign Corrupt Practices Act and other similar laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot ensure that we will be successful in preventing our team members or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, cash flows and results of operations.

Factors associated with climate change could adversely affect our business.
We use natural gas, propane, diesel oil, refrigerants and electricity in our distribution and sale operations. Increased government regulations relating to climate change, including regulations designed to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs, which could materially affect our profitability. Climate change could affect our ability to procure needed commodities at costs and in the quantities that we currently experience. We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and which could face increased regulation Additionally, climate change may be associated with extreme weather conditions and increased frequency of such conditions, such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels, which could cause significant physical and monetary damage to our clubs, including those we recently opened in Florida and Alabama, two states which have experienced such extreme weather conditions in the past several years. See “Natural disasters and other incidents beyond our control could negatively affect our business, financial condition and results of operations.” for more information.
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
Our goodwill and indefinite-lived intangible assets, which consist of goodwill and our trade name, represented a significant portion of our total assets as of February 3, 2024. Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators are based on market conditions and the operational performance of our business.
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
As of February 3, 2024, our total outstanding debt was $717.4 million. Our leverage could expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our ABL Revolving Facility and First Lien Term Loan. Our indebtedness could have important consequences to us, including: limiting our ability to deduct interest in the taxable period in which it is incurred in light of the Tax Cuts and Jobs Act and exposing us to the risk of increased interest rates as substantially all of our borrowings are at variable rates.
The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations under our indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the credit agreements governing our ABL Revolving Facility and First Lien Term Loan.
The ABL Revolving Facility and First Lien Term Loan impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.
The credit agreements governing our ABL Revolving Facility and First Lien Term Loan contain covenants that restrict our, and our subsidiaries’, ability to take various actions, such as: incur or guarantee additional indebtedness or issue certain disqualified or preferred stock; pay dividends or make other distributions on, or redeem or purchase, any equity interests or make other restricted payments; make certain acquisitions or investments; create or incur liens; transfer or sell assets; incur restrictions on the payments of dividends or other distributions from our restricted subsidiaries; alter the business that we conduct; enter into transactions with affiliates; and consummate a merger or consolidation or sell, assign, transfer, lease or otherwise dispose of all or substantially all of our assets.
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
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory, tax and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements, including the First Lien Term Loan and the ABL Revolving Facility, may also restrict us from affecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. Our ABL Revolving Facility is scheduled to mature on July 28, 2027 and our First Lien Term Loan Facility is scheduled to mature on February 3, 2029. See "Liquidity and Capital Resources." If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.
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
Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Although we are not a borrower or party to any such instruments with SVB or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Furthermore, while we did not hold any cash directly at SVB, we regularly maintain cash balances at third-party financial institutions more than the FDIC insurance limit and there is no guarantee that the federal government would guarantee all depositors if such financial institutions were to fail, as they did with SVB depositors, in the event of further bank closures and continued instability in the global banking system. Any future adverse developments in the global banking system could directly or indirectly negatively impact our results of operations.
In addition, an economic downturn or investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding generally or our or our customers or suppliers access to cash and liquidity resources could, among other risks, adversely impact our liquidity or ability to meet our operating demands or result in breaches of our financial and/or contractual obligations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cyber Risk Management and Strategy
At BJ’s, we recognize the importance of information security practices designed to protect the confidentiality, integrity, and availability of company information and the personal information that our members share with us. We have implemented a cybersecurity program in accordance with our risk profile and business that is informed by recognized industry standards and frameworks, and incorporates elements of the same, including elements of the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), International Organization for Standardization (“ISO”) 27001 and Payment Card Industry Data Security Standard (“PCI DSS”) standards.
Our cybersecurity risk assessment program includes a number of components, including information security program assessments, audits and maturity assessments, that are conducted periodically by both internal and external resources. Our internal audit function also conducts regular assessments of different systems to provide the audit committee with information on our cybersecurity risk management processes.
As part of our cybersecurity risk management program, we take a risk-based approach to the evaluation of third-party vendors, and apply mitigations and processes based on our evaluation of the sensitivity of the data accessed by the vendor and the maturity of the vendor’s programs. Our vendor evaluation procedures include, as appropriate, the completion of a vendor security questionnaire and our implementation of vendor monitoring programs. We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats and security incidents that could affect our information or systems.
Governance Related to Cybersecurity Risks
Our Chief Information Officer (“CIO”) is responsible for the strategic leadership and direction of the Company’s information technology organization. Prior to joining BJ’s in 2023, our current CIO served as global chief information officer at a public healthcare company, where she led information technology, privacy assurance, cyber, digital and data security across key business units. She has also held various chief information officer and technology leadership roles at several other healthcare companies and a multinational pharmaceutical corporation, along with other senior management positions during her career.
The CIO and the VP of IT Security and Compliance regularly report to senior management and the board on the governance aspects of our data security program. The CIO and the VP of IT Security and Compliance are also members of our information security steering committee, which is comprised of executives throughout the Company who oversee areas such as finance, operations, legal, human resources, strategy and development, digital, and commercial. This committee meets regularly to, as relevant, discuss oversight of the Company’s cybersecurity program, program enhancements and new risks or threats that the Company might be facing.
The board of directors has overall responsibility for risk oversight, including, as part of regular board meetings, general oversight of executives’ management of risks relevant to the Company. The VP of IT Security and Compliance provides an annual cybersecurity update to the board. While the full board has overall responsibility for risk oversight, it is supported in this function by various committees, including principally its audit committee.
The audit committee, pursuant to its charter, is responsible for overseeing risk management processes related to cybersecurity. The audit committee assists the board in fulfilling its risk oversight responsibilities by periodically reviewing our enterprise risk management program. Through its meetings with management, including the compliance and information technology functions, the audit committee reviews and discusses significant areas of our business and summarizes the key areas of risk and relevant mitigating factors for the board.
Item 2. Properties
We operated 243 warehouse club locations as of February 3, 2024, of which 204 are leased under long-term leases and 19 are owned. We own the buildings at the remaining 20 locations, which are subject to long-term ground leases. A listing of the number of Company locations in each state is shown under "Part I. Item 1. Business."
The Company’s leases require long-term rental payments subject to various adjustments. Generally, the Company is required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales in excess of certain thresholds, or other factors. Many of the leases require escalating payments during the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term. The initial primary term of the Company’s operating leases for properties ranges from 2 to 44 years, with most of these leases having an initial primary term of approximately 20 years. The initial primary term of the Company’s finance leases for properties is 20 years.
We transitioned to a new home office in Marlborough, Massachusetts in fiscal year 2022. The home office, which is referred to as our "Club Support Center" occupies a total of 188,000 square feet. The lease expires on August 31, 2042. We terminated the lease on our prior home office in Westborough, Massachusetts in January of fiscal year 2022.
We operate three cross-dock distribution centers for non-perishable items and also have four perishable item distribution centers which were acquired from Burris Logistics in the second quarter of fiscal year 2022. Our cross-dock distribution centers for non-perishable items are leased under lease agreements expiring between 2031 and 2033, and range between 480,000 and 630,000 square feet in size. One of the perishable distribution centers is leased under an lease agreement expiring October 31, 2028 and the remaining three facilities are owned. The perishable distribution centers range between 114,000 and 252,000 square feet in size.
We operate another cross-dock distribution center primarily for business-to-business transactions, which occupies a total of approximately 100,000 square feet. Our lease agreement for this center expires in 2029.
See "Note 6. Leases" of our consolidated financial statements included in this Annual Report on Form 10-K for additional information with respect to our leases.

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
Our common stock trades on the NYSE under the symbol "BJ". As of the end of business on March 6, 2024, the trading price of our common stock closed at $72.15 per share.
Holders
As of March 6, 2024, there were approximately four record holders of our common stock. This number does not include beneficial owners whose shares were held in street name.
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
Performance Graph
The following graph illustrates a comparison of the cumulative total return on our common stock with the cumulative total return for (i) the S&P 500 Index and (ii) the S&P 500 Retail Index for the period from February 2, 2019 through February 3, 2024. The graph assumes an investment of $100 in our common stock and in each index at market close on February 2, 2019 and the reinvestment of all dividends. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock.

Performance Graph
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
February 2, 2019
February 1, 2020
January 30, 2021
January 29, 2022
January 28, 2023
February 3, 2024
BJ's Wholesale Club, Inc.
S&P 500
S&P 500 Retail

	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024
BJ’s Wholesale Club, Inc.	$100.00	$77.52	$158.93	$218.85	$263.32	$243.71
S&P 500	100.00	121.56	142.53	172.46	161.03	199.42
S&P 500 Retail	100.00	120.61	170.52	180.58	149.54	210.02
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of our common stock during the fourth quarter of fiscal year 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)
October 29, 2023 to November 25, 2023	248,996	$68.06	246,000	$225,208
November 26, 2023 to December 30, 2023	176,952	65.09	176,952	213,691
December 31, 2023 to February 3, 2024	374,104	65.21	374,104	189,294
Total	800,052		797,056
(1)Includes 2,996 shares of common stock for the period October 29, 2023 to November 25, 2023 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See "Note 12. Treasury Shares and Share Repurchase Programs" in the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)Excludes the impact of excise tax imposed on share repurchases pursuant to the Inflation Reduction Act.
(3)As disclosed by the Company on November 18, 2021, the Company’s board of directors approved a share repurchase program (the "2021 Repurchase Program") on November 16, 2021, that allows the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expires in January 2025.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of February 3, 2024, regarding our common stock that may be issued under the BJ’s Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the "2018 Incentive Award Plan"), the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc., as amended (the "2011 Stock Option Plan"), the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc., as amended (the "2012 Director Stock Option Plan") and the BJ’s Wholesale Club Holdings, Inc. Employee Stock Purchase Plan.

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders
2018 Incentive Award Plan (1)	2,315,809	(2)	$20.84	(3)	4,925,874
2011 Stock Option Plan	24,741		6.89		—
2012 Director Stock Option Plan	11,813		7.00		—
ESPP (4)	—				2,407,504	(5)
Total equity compensation plans approved by stockholders	2,352,363				7,333,378
Equity compensation plans not approved by stockholders	—				—
Total equity compensation plans approved and not approved by stockholders	2,352,363				7,333,378
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
(2)Includes (i) 21,726 shares of common stock issuable pursuant to restricted stock units outstanding, (ii) 1,618,318 shares of common stock issuable upon the exercise of outstanding options, and (iii) 675,765 shares of common stock issuable pursuant to performance stock units as of February 3, 2024.
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
Item 6. Reserved
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to promote understanding of the results of operations and financial condition of the Company and is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes thereto included in Item 8. in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in "Item 1A. Risk Factors".
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2023", "fiscal year 2022" and "fiscal year 2021" relate to the 53-weeks ended February 3, 2024 and to the 52-weeks ended January 28, 2023 and January 29, 2022, respectively.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 244 large-format, high volume warehouse clubs and 175 gas stations spanning 20 states as of the date of this filing. In our core New England market, which has high population density and generates a disproportionate part of U.S. GDP, we operate more than three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our BOPIC service, curbside delivery, same-day home delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces where members receive the same preferential pricing as in-club shoppers by linking their membership. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for either unlimited or twelve same-day grocery deliveries over a one-year period.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have over 7 million members paying annual fees to gain access to savings on groceries and general merchandise and services. The annual membership fee for our Club Card membership is generally $55, and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, is generally $110. We believe that members can save over ten times their $55 Club Card membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent approximately $4.1 billion in annual sales. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $420.7 million for fiscal year 2023.
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

Factors Affecting Our Business

Overall economic trends
The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending in our clubs, while economic weakness, which generally results in a reduction of customer spending, may have a different or more extreme effect on spending at our clubs. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include, among others, employment rates, changes to the Supplemental Nutrition Assistance Program (SNAP), government stimulus programs, tax legislation, business conditions, changes in the housing market, the availability of credit, interest rates and inflation, tax rates and fuel and energy costs. In addition, unemployment rates and benefits may cause us to experience higher labor costs.

Size and loyalty of membership base
The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for over 25 consecutive years and the quality of our membership mix is strong as evidenced by our higher tier penetration growth in fiscal year 2023. Our membership fee income totaled $420.7 million in fiscal year 2023. Our tenured membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 90% at the end of fiscal year 2023.

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

Inflation and deflation trends
Our financial results can be directly impacted by substantial changes in product costs due to commodity cost fluctuations or general inflation, disinflation, or deflation, which could lead to a reduction in our sales, as well as greater margin pressure, as costs may not be able to be passed on to consumers. Changes in commodity prices and changes in inflation rates have impacted several categories of our business in fiscal year 2023 and may continue to do so. Inflationary volatility can be attributed to macro economic factors including supply chain disruptions, government stimulus, interest rates, and other factors. In response to general inflationary volatility, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.
Results of Operations
Information pertaining to fiscal year 2022 was included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2023 in Part II. "Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations," which was filed with the SEC on March 16, 2023.
The following tables summarize key components of our results of operations for the periods indicated:

Statement of Operations Data	Fiscal Year Ended
(dollars in thousands, except per share amounts)	February 3, 2024	January 28, 2023
Net sales	$19,548,011	$18,918,435
Membership fee income	420,678	396,730
Total revenues	19,968,689	19,315,165
Cost of sales	16,326,129	15,883,677
Selling, general and administrative expenses	2,822,513	2,668,569
Pre-opening expenses	19,628	24,933
Operating income	800,419	737,986
Interest expense, net	64,527	47,462
Income from continuing operations before income taxes	735,892	690,524
Provision for income taxes	212,240	176,262
Income from continuing operations	523,652	514,262
Income (loss) from discontinued operations, net of income taxes	89	(1,085)
Net income	$523,741	$513,177

Weighted-average shares outstanding—basic	133,047	134,017
Basic EPS (a)	$3.94	$3.83

Weighted-average shares outstanding—diluted	135,118	136,473
Diluted EPS (a)	$3.88	$3.76

Operational Data:
Total clubs at end of period	243	235
Comparable club sales (b)	(1.0)%	13.4%
Merchandise comparable club sales (b)	1.7%	6.5%
Adjusted EBITDA (b) (c)	$1,082,129	$1,009,209
Net cash provided by operating activities	718,883	788,165
Adjusted free cash flow (b)	264,118	417,628
Membership renewal rate	90%	90%

(a) Basic and diluted EPS are calculated using net income.
(b) See "Fiscal Year 2023 Compared to Fiscal Year 2022," "Non-GAAP Financial Measures" and "Liquidity and Capital Resources" within "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for definitions.
(c) Adjusted EBITDA for the fiscal year ended January 28, 2023 has been recast to exclude adjustments for pre-opening expenses and non-cash rent expense to conform to the current period definition.

Fiscal Year 2023 Compared to Fiscal Year 2022
Net Sales
Net sales are derived from direct retail sales to our customers, net of merchandise returns and discounts. Fluctuations in net sales are impacted by opening new clubs and comparable club sales.
Net sales for fiscal year 2023 were $19.5 billion, a 3.3% increase from net sales reported for fiscal year 2022 of $18.9 billion. The increase was due primarily to strength in the grocery division and an increase of eight clubs, partially offset by lower gasoline sales.
Comparable Club Sales and Merchandise Comparable Club Sales
We believe net sales is an important driver of our profitability, particularly comparable club sales. Comparable club sales, a key performance indicator, also known as same-store sales in the retail industry, includes all clubs that were open for at least 13 months at the beginning of the period and were in operation during the entirety of both periods being compared, including relocated clubs and expansions. Comparable club sales allow us to evaluate how our club base is performing by measuring the change in period-over-period net sales in clubs that have been open for the applicable period.
Various factors affect comparable club sales, including customer preferences and trends, product sourcing, promotional offerings and pricing, shopping frequency from new and existing members and the amount they spend on each visit, weather and holiday shopping period timing and length. Sales comparisons can be influenced by certain factors that are beyond our control such as changes in the cost of gasoline and macro-economic factors such as inflation. The higher comparable club sales, the more we can leverage certain of our selling, general and administrative ("SG&A") expenses, reducing them as a percentage of sales and enhancing profitability.

Fiscal Year Ended February 3, 2024
Comparable club sales	(1.0)%
Less: Impact from gasoline sales	(2.7)%
Merchandise comparable club sales	1.7%
Merchandise comparable club sales increased by 1.7% in fiscal year 2023 driven by an increase in sales of groceries of approximately 3.5%, partially offset by a decrease in sales of general merchandise and services of approximately 8.2%.
Sales of groceries increased during fiscal year 2023 as demand for paper products, beverages, candy, snacks, fresh fruit and vegetables, dairy and bakery categories increased compared to fiscal year 2022, partially offset by a decrease in demand for meat and seafood categories.
General merchandise and service sales decreased during fiscal year 2023 due to decreased demand for home goods and seasonal merchandise, as well as lower ancillary income, compared to fiscal year 2022.
The impact of gasoline sales is a result of lower retail prices during fiscal year 2023 as compared to fiscal year 2022, as total gallons sold grew year-over-year.

Membership fee income
We continue to see growth in the size of our membership base and continued quality.
Membership fee income was $420.7 million in fiscal year 2023, compared to $396.7 million in fiscal year 2022, a 6.0% increase. The increase was primarily driven by membership renewals, new members, and penetration of higher-tier membership levels, evidencing the strength of our membership quality.
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

Cost of sales was $16.3 billion, or 83.5% of net sales, in fiscal year 2023, compared to $15.9 billion, or 84.0% of net sales, in fiscal year 2022. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, increased 50 basis points compared to fiscal year 2022. Merchandise margins were positively impacted by our category management process, moderated supply chain costs, and the mix of sales.
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
SG&A increased by 5.8% to $2.8 billion in fiscal year 2023 from $2.7 billion in fiscal year 2022. The year-over-year increase in SG&A was primarily driven by increased labor, occupancy, and depreciation expenses as a result of new club and gas station openings, as well as other continued investments to drive strategic priorities, such as the restructuring of certain corporate functions. Our growth profile this year was weighted toward owned clubs as opposed to leased clubs, elevating our depreciation expense. We expect to continue to invest in member engagement, marketing and digital strategies.
Pre-opening expenses
Pre-opening expenses include startup costs for new clubs and costs for relocated clubs. Expenses will vary based on the number of club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $19.6 million in fiscal year 2023 compared to $24.9 million in fiscal year 2022. Pre-opening expenses decreased due to timing of spend for club openings year-over-year.
Interest expense, net
Interest expense, net was $64.5 million for fiscal year 2023 compared to $47.5 million for fiscal year 2022. The increase was primarily due to rising interest rates year-over-year on outstanding borrowings.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 28.8% for fiscal year 2023 and 25.5% for fiscal year 2022. The increases in the effective tax rate and income tax expense were driven by lower tax benefits from stock-based compensation as well as an immaterial adjustment to certain deferred tax assets related to prior periods.

Non-GAAP Financial Measures
The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with generally accepted accounting principles ("GAAP"). In addition to relevant GAAP measures we also provide non-GAAP measures, including adjusted EBITDA, comparable club sales, adjusted free cash flow, adjusted net income, and adjusted net income per diluted share ("adjusted EPS") because management believes these metrics are useful to investors and analysts by excluding items that we do not believe are indicative of our core operating performance. These measures are customary for our industry and commonly used by competitors. These non-GAAP financial measures should not be reviewed in isolation or considered as an alternative to any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, adjusted EBITDA, comparable club sales, adjusted free cash flow, adjusted net income, and adjusted EPS may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

Adjusted Net Income
The adjusted net income and adjusted EPS metrics are important measures used by management to compare the performance of core operating results between periods. We define adjusted net income as net income as reported, adjusted for non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments. We define adjusted EPS as adjusted net income divided by the weighted-average diluted shares outstanding.
We believe adjusted net income and adjusted EPS are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net income and net income per diluted share because adjusted items are not the result of our normal operations.

	Fiscal Year Ended
(in thousands, except per share amounts)	February 3, 2024	January 28, 2023
Net income as reported	$523,741	$513,177
Adjustments:
Acquisition and integration costs (a)	—	12,324
Home office transition costs (b)	—	14,706
Loss on termination and impairment of discontinued operations club lease	—	662
Charges related to debt (c)	1,830	3,256
Restructuring (d)	13,940	—
Other adjustments (e)	(786)	(165)
Tax impact of adjustments to net income (f)	(4,188)	(8,718)
Adjusted net income	$534,537	$535,242

Weighted-average diluted shares outstanding	135,118	136,473
Adjusted EPS (g)	$3.96	$3.92

(a)	Represents costs related to the acquisition and integration of assets of Burris Logistics, including due diligence, legal, and other consulting expenses.
(b)	Represents incremental rent expense, termination fee, other non-recurring lease costs, and write-off of impaired assets as the Company transitioned home office locations in fiscal 2022.
(c)
Represents the expensing of fees, deferred fees, and original issue discount associated with the extinguishment of the ABL Facility in fiscal 2022 and amendment of the senior secured first lien term loan in fiscal 2022 and 2023.

(d)	Represents charges related to the restructuring of certain corporate functions including, costs for severance, retention, outplacement, and consulting fees.
(e)	Other non-cash items related to the reclassification into earnings of accumulated other comprehensive income/ loss associated with the de-designation of hedge accounting and other adjustments.
(f)	Represents the tax effect of the above adjustments at a statutory tax rate of approximately 28%.
(g)	Adjusted EPS is measured using weighted-average diluted shares outstanding.

Adjusted EBITDA
Adjusted EBITDA is defined as income from continuing operations before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including stock-based compensation expense; acquisition and integration costs; home office transition costs; restructuring and other adjustments.

The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023
(In thousands)
Income from continuing operations	$523,652	$514,262
Interest expense, net	64,527	47,462
Provision for income taxes	212,240	176,262
Depreciation and amortization	227,696	200,934
Stock-based compensation expense	39,021	42,617
Acquisition and integration costs (a)	—	12,324
Home office transition costs (b)	—	14,706
Restructuring (c)	13,940	—
Other adjustments (d)	1,053	642
Adjusted EBITDA (e)	$1,082,129	$1,009,209
Adjusted EBITDA as a percentage of net sales	5.5%	5.3%
__________

(a)	Represents costs related to the acquisition and integration of assets from Burris Logistics, including due diligence, legal, and other consulting expenses.
(b)	Represents incremental rent expense, termination fee, other non-recurring lease costs, and write-off of impaired assets as the Company transitioned home office locations in fiscal 2022.
(c)	Represents charges related to the restructuring of certain corporate functions, including costs for severance, retention, outplacement, and consulting fees.
(d)	Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.
(e)	Adjusted EBITDA for the fiscal year ended January 28, 2023 has been recast to exclude adjustments for pre-opening expenses and non-cash rent expense to conform to the current period definition.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Revolving Facility. As of February 3, 2024, cash and cash equivalents totaled $36.0 million and we had $802.3 million of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures; fund possible acquisitions; fund share repurchases and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.
During fiscal year 2023, we repurchased 1,958,218 shares under the 2021 Repurchase Program for a total purchase price of $130.2 million.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.

Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023
(In thousands)
Net cash provided by operating activities	$718,883	$788,165
Net cash used in investing activities	(454,765)	(747,058)
Net cash used in financing activities	(261,984)	(52,628)
Net increase (decrease) in cash and cash equivalents	$2,134	$(11,521)
Net Operating Cash Flows
Net cash provided by operating activities was $718.9 million for fiscal year 2023, compared to $788.2 million for fiscal year 2022. The $69.3 million decrease was primarily due to $95.3 million related to accounts payable as a result of timing of inventory receipts and payments, as well as commodity and fuel costs; $49.4 million of lease-related activity primarily due to prepaid rent based on the timing of year-end; $28.7 million related to an increase in merchandise inventory due to the increase in club counts and fuel stations; and $18.7 million related to prepaid expenses and other current assets driven by prepaid advertising and IT maintenance contracts due to the timing of year-end. The decrease in net operating cash flows was partially offset by a $71.7 million reduction in accounts receivable due to favorable timing of vendor and customer cash receipts, as well as a $10.6 million increase in net income, inclusive of increases of $26.8 million of depreciation and amortization expense and $27.5 million of deferred income tax expense.
Our net cash from operating activities can fluctuate from period to period due to several factors, including: the timing and mix of sales, which are typically higher in the second and fourth quarters due to seasonality; the timing of inventory purchases as the Company prepares for holiday seasons, lease-related activity, income tax and other payments.
Net Investing Cash Flows
Cash used in investing activities was $454.8 million in fiscal year 2023, compared to $747.1 million in fiscal year 2022. The decrease is primarily due to $376.5 million of cash outflows in the prior year related to the Acquisition, partially offset by an increase in capital spending, net of proceeds from sale-leaseback transactions, of $84.2 million as our growth profile in fiscal year 2023 was weighted toward owned clubs as opposed to leased clubs.
Net Financing Cash Flows
Cash used in financing activities in fiscal year 2023 was $262.0 million, compared to $52.6 million in fiscal year 2022. The increase in cash used in fiscal year 2023 is primarily due to a $491.0 million reduction in net proceeds from our ABL Revolving Facility, partially offset by a net decrease of $253.0 million of principal payments on long-term debt, a decrease of $17.1 million for the acquisition of treasury stock, and an increase of $11.3 million of proceeds from financing obligations compared to the prior year.
Adjusted Free Cash Flow
We present adjusted free cash flow because we use it to report to our board of directors and we believe it assists investors and analysts in evaluating our liquidity. Adjusted free cash flow should not be considered as an alternative to cash flows from operations as a liquidity measure. We define adjusted free cash flow as net cash provided by operating activities less additions to property and equipment, net of disposals, plus proceeds from sale-leaseback transactions.

The following is a reconciliation of our net cash provided by operating activities to adjusted free cash flow for the periods presented:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023
(In thousands)
Net cash provided by operating activities	$718,883	$788,165
Less: Additions to property and equipment, net of disposals	(467,075)	(397,803)
Plus: Proceeds from sale-leaseback transactions	12,310	27,266
Adjusted free cash flow	$264,118	$417,628
Adjusted free cash flow decreased to $264.1 million for fiscal year 2023 compared to $417.6 million for fiscal year 2022. The decrease is primarily the result of lower cash flows from operating activities primarily due to unfavorable fluctuations in working capital, an increase in capital spending as we open new clubs, and lower proceeds from sale-leaseback transactions.
Debt and Borrowing Capacity
Our primary sources of borrowing capacity are the ABL Revolving Facility and the First Lien Term Loan, which are further discussed in "Note 7. Debt and Credit Arrangements" of our consolidated financial statements included in this Annual Report on Form 10-K.
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
On January 5, 2023, the Company amended the First Lien Term Loan to extend the maturity date from February 3, 2024 to February 3, 2027 and transition the interest rate, from LIBOR to SOFR and change the applicable margin from LIBOR plus 200 – 225 basis points per annum to SOFR plus 275 basis points per annum. In connection with the amendment the Company paid approximately $151.9 million of the principal amount.
On January 28, 2023, there was $405.0 million outstanding in loans under the ABL Revolving Facility and $11.5 million in outstanding letters of credit. The interest rate on the revolving credit facility was 5.63%.
On January 28, 2023, the interest rate for the First Lien Term Loan was 7.11% and there was $450.0 million outstanding.
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
At February 3, 2024, there was $319.0 million outstanding in loans under the ABL Revolving Facility and $18.2 million in outstanding letters of credit. The interest rate on the revolving credit facility was 6.44%, and unused capacity was $802.3 million.
At February 3, 2024, the interest rate for the First Lien Term Loan was 7.33% and there was $400.0 million outstanding.
Material Cash Commitments
Refer to the descriptions of our material cash commitments, financing arrangements, and contractual obligations outlined below within the following notes to our consolidated financial statements.
See “Note 6. Leases” for future operating lease and finance lease commitments. Lease liabilities exclude legally binding minimum lease payments for certain real estate and gas station leases that have not yet commenced. The liabilities do not include variable costs such as increases in rental payments based on an index or a percentage of sales, insurance, real estate taxes, and other operating expenses.
See “Note 7. Debt and Credit Arrangements” for future payments on the ABL Revolving Facility and First Lien Term Loan, including outstanding borrowings and applicable interest rates.

See “Note 17. Other Non-current Liabilities” for long-term liabilities for which it is not reasonably possible for us to predict when they may be paid, including insurance reserves and asset retirement obligations, as well as financing obligations arising from sale-leaseback transactions.
We also have cancellable and non-cancellable purchase obligations under purchase orders for merchandise, agreements for capital items, gasoline, products and services used in our business, information technology, executive employment, and other agreements.
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
Workers’ Compensation and General Liability Self-insurance Reserves
We are primarily self-insured for workers’ compensation and general liability claims. Amounts in excess of certain levels, which range from $0.3 million to $1.0 million per occurrence for workers' compensation and general liability, and up to $2.0 million per occurrence for auto liability, are insured as a risk reduction strategy to mitigate the impact of catastrophic losses on net income. Reported reserves for claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The estimates are developed utilizing actuarial methods and are based on historical claims experience and other actuarial assumptions related to loss development factors. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. When historical losses are not a good measure of future liability, we base our estimates of ultimate liability on our interpretation of current law, claims filed to date and other relevant factors which are subject to change. These accruals, if any, are included as insurance reserves in accrued expenses and other current liabilities and other non-current liabilities in the Company’s consolidated balance sheets.
Recent Accounting Pronouncements
See "Note 2. Summary of Significant Accounting Policies" of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The primary market risk we are exposed to is interest rate risk and changes in rates will impact our net interest expense and our cash flow from operations. Substantially all of our borrowings carry variable interest rates, and we expect that some of our future outstanding debt will have variable interest rates. Accordingly, we seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs and may use interest rate caps and/or swap agreements in the future to manage our interest rate risks relating to such variable rate debt. Increases in interest rates can result in increased interest expense under our variable rate debt as well as when any of our fixed rate debt matures and needs to be refinanced and an increase in interest rates could have a material impact on our cash flow.
As of February 3, 2024, our total debt outstanding was $719.0 million, which included $319.0 million under our ABL Revolving Facility and $400.0 million under our First Lien Term Loan at interest rates of 6.44% and 7.33%, respectively. See "Note 7. Debt and Credit Arrangements" of our consolidated financial statements included in this Annual Report on Form 10-K for additional information. A 100 basis point change in prevailing market rates would cause annual interest costs to change by approximately $7.2 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BJ’s Wholesale Club Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BJ’s Wholesale Club Holdings, Inc. and its subsidiaries (the “Company”) as of February 3, 2024 and January 28, 2023, and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended February 3, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Workers’ Compensation and General Liability Reserves

As described in Notes 2, 16 and 17 to the consolidated financial statements, the Company is primarily self-insured for workers’ compensation and general liability claims. As of February 3, 2024, workers’ compensation and general liability reserves were a significant portion of insurance reserves of $112.3 million within other non-current liabilities and a significant portion of insurance reserves of $60.1 million within accrued expenses and other current liabilities. The reported reserves for workers’ compensation and general liability claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The estimates are developed utilizing actuarial methods and are based on historical claims experience and other actuarial assumptions related to the loss development factors.

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
March 18, 2024

We have served as the Company’s auditor since 1996.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	February 3, 2024	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$36,049	$33,915
Accounts receivable, net	234,769	239,746
Merchandise inventories	1,454,822	1,378,551
Prepaid expenses and other current assets	68,366	51,033
Total current assets	1,794,006	1,703,245

Operating lease right-of-use assets, net	2,140,482	2,142,925
Property and equipment, net	1,578,792	1,337,029
Goodwill	1,008,816	1,008,816
Intangibles, net	107,632	115,505
Deferred income taxes	4,071	11,498
Other assets	43,823	30,938
Total assets	$6,677,622	$6,349,956
LIABILITIES
Current liabilities:
Short-term debt	$319,000	$405,000
Current portion of operating lease liabilities	153,631	177,233
Accounts payable	1,183,281	1,195,697
Accrued expenses and other current liabilities	812,136	767,411
Total current liabilities	2,468,048	2,545,341
Long-term operating lease liabilities	2,050,883	2,058,797
Long-term debt	398,432	447,880
Deferred income taxes	74,773	57,024
Other non-current liabilities	226,635	194,077
Commitments and contingencies (see Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value; 5,000 shares authorized, no shares issued	—	—
Common stock; $0.01 par value; 300,000 shares authorized, 147,544 shares issued and 132,768 shares outstanding at February 3, 2024; 300,000 shares authorized, 146,347 shares issued and 133,903 shares outstanding at January 28, 2023	1,475	1,463
Additional paid-in capital	1,006,409	958,555
Retained earnings	1,168,231	644,490
Accumulated other comprehensive income	501	1,550
Treasury stock, at cost, 14,776 shares at February 3, 2024 and 12,444 shares at January 28, 2023	(717,765)	(559,221)
Total stockholders’ equity	1,458,851	1,046,837
Total liabilities and stockholders’ equity	$6,677,622	$6,349,956
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net sales	$19,548,011	$18,918,435	$16,306,365
Membership fee income	420,678	396,730	360,937
Total revenues	19,968,689	19,315,165	16,667,302
Cost of sales	16,326,129	15,883,677	13,588,612
Selling, general and administrative expenses	2,822,513	2,668,569	2,446,465
Pre-opening expenses	19,628	24,933	14,902
Operating income	800,419	737,986	617,323
Interest expense, net	64,527	47,462	59,444
Income from continuing operations before income taxes	735,892	690,524	557,879
Provision for income taxes	212,240	176,262	131,119
Income from continuing operations	523,652	514,262	426,760
Income (loss) from discontinued operations, net of income taxes	89	(1,085)	(108)
Net income	$523,741	$513,177	$426,652
Income per share attributable to common stockholders—basic:
Income from continuing operations	$3.94	$3.84	$3.15
Income (loss) from discontinued operations	—	(0.01)	—
Net income	$3.94	$3.83	$3.15
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$3.88	$3.77	$3.09
Income (loss) from discontinued operations	—	(0.01)	—
Net income	$3.88	$3.76	$3.09
Weighted-average number of shares outstanding:
Basic	133,047	134,017	135,386
Diluted	135,118	136,473	138,045
Other comprehensive (loss) income:
Postretirement medical plan adjustment, net of income tax (benefit) expense of $(210), $26 and $(43), respectively	$(548)	$78	$(110)
Amounts reclassified from accumulated other comprehensive income, net of tax	(501)	(421)	9,526
Unrealized gain on cash flow hedge, net of income tax of $0, $229 and $4,827, respectively	—	588	12,417
Total other comprehensive (loss) income	(1,049)	245	21,833
Total comprehensive income	$522,692	$513,422	$448,485
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amount in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 30, 2021	143,428	$1,434	$826,377	$(295,339)	$(20,528)	(6,236)	$(192,617)	$319,327
Net income	—	—	—	426,652	—	—	—	426,652
Other comprehensive income, net of tax	—	—	—	—	21,833	—	—	21,833
Dividends paid	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	1,915	19	(19)	—	—	—	—	—
Common stock issued under ESPP	108	1	3,821	—	—	—	—	3,822
Stock-based compensation expense	—	—	53,837	—	—	—	—	53,837
Exercise of stock options	—	—	18,713	—	—	—	—	18,713
Acquisition of treasury stock	—	—	—	—	—	(3,709)	(196,051)	(196,051)
Balance, January 29, 2022	145,451	$1,454	$902,704	$131,313	$1,305	(9,945)	$(388,668)	$648,108
Net income	—	—	—	513,177	—	—	—	513,177
Other comprehensive income, net of tax	—	—	—	—	245	—	—	245
Dividends paid	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	806	8	(8)	—	—	—	—	—
Common stock issued under ESPP	90	1	4,829	—	—	—	—	4,830
Stock-based compensation expense	—	—	42,617	—	—	—	—	42,617
Exercise of stock options	—	—	8,438	—	—	—	—	8,438
Acquisition of treasury stock	—	—	—	—	—	(2,499)	(170,553)	(170,553)
Balance, January 28, 2023	146,347	$1,463	$958,555	$644,490	$1,550	(12,444)	$(559,221)	$1,046,837
Net income	—	—	—	523,741	—	—	—	523,741
Other comprehensive loss, net of tax	—	—	—	—	(1,049)	—	—	(1,049)
Dividends paid	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	1,080	11	(11)	—	—	—	—	—
Common stock issued under ESPP	117	1	6,266	—	—	—	—	6,267
Stock-based compensation expense	—	—	39,021	—	—	—	—	39,021
Exercise of stock options	—	—	2,603	—	—	—	—	2,603
Acquisition of treasury stock	—	—	—	—	—	(2,332)	(158,544)	(158,544)
Balance, February 3, 2024	147,544	$1,475	$1,006,409	$1,168,231	$501	(14,776)	$(717,765)	$1,458,851
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$523,741	$513,177	$426,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,696	200,934	180,548
Amortization of debt issuance costs and accretion of original issue discount	1,243	2,765	3,387
Debt extinguishment and refinancing charges	1,830	3,256	657
Stock-based compensation expense	39,021	42,617	53,837
Deferred income tax provision (benefit)	25,572	(1,938)	(507)
Changes in operating leases and other non-cash items	(21,655)	27,730	9,226
Increase (decrease) in cash due to changes in:
Accounts receivable, net	10,764	(60,967)	(1,232)
Merchandise inventories	(76,271)	(47,544)	(37,240)
Prepaid expenses and other current assets	(14,607)	4,135	(9,953)
Other assets	(13,684)	(6,580)	(4,301)
Accounts payable	(12,416)	82,914	124,709
Accrued expenses and other current liabilities	33,380	4,784	81,419
Other non-current liabilities	(5,731)	22,882	4,453
Net cash provided by operating activities	718,883	788,165	831,655
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(467,075)	(397,803)	(323,591)
Proceeds from sale-leaseback transactions	12,310	27,266	19,080
Acquisitions	—	(376,521)	—
Net cash used in investing activities	(454,765)	(747,058)	(304,511)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	305,041	67,610	—
Payments on long-term debt	(355,041)	(370,655)	(100,000)
Proceeds from revolving lines of credit	742,000	1,402,000	—
Payments on revolving lines of credit	(828,000)	(997,000)	(260,000)
Debt issuance costs paid	(1,722)	(4,783)	—
Dividends paid	(25)	(25)	(25)
Net cash received from stock option exercises	2,603	8,438	18,713
Net cash received from ESPP	6,267	4,830	3,822
Acquisition of treasury stock	(155,180)	(172,288)	(194,316)
Proceeds from financing obligations	26,640	15,388	7,692
Other financing activities	(4,567)	(6,143)	(1,112)
Net cash used in financing activities	(261,984)	(52,628)	(525,226)
Net increase (decrease) in cash and cash equivalents	2,134	(11,521)	1,918
Cash and cash equivalents, beginning of period	33,915	45,436	43,518
Cash and cash equivalents, end of period	$36,049	$33,915	$45,436
Supplemental cash flow information:
Interest paid	$59,114	$36,600	$45,148
Income taxes paid	198,559	179,325	117,567
Non-cash financing and investing activities:
Property additions included in accrued expenses	38,516	37,629	29,640
Treasury stock repurchases included in accrued expenses	3,364	—	1,735
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries (the "Company" or "BJ’s") is a leading operator of membership warehouse clubs concentrated primarily in the eastern half of the United States. The Company provides a curated assortment focused on grocery, general merchandise, gasoline and other ancillary services, coupons, and promotions to offer a differentiated shopping experience that is further enhanced by its omnichannel capabilities. As of February 3, 2024, BJ’s operated 243 warehouse clubs and 174 gas stations in 20 states.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company's business, as is common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
Fiscal Year
The Company follows the National Retail Federation's fiscal calendar and reports financial information on a 52- or 53-week year ending on the Saturday closest to January 31. Fiscal year 2023 ("2023") consists of the 53 weeks ended February 3, 2024, fiscal year 2022 ("2022") consists of the 52 weeks ended January 28, 2023, and fiscal year 2021 ("2021") consists of the 52 weeks ended January 29, 2022. Fiscal year 2024 ("2024") will consist of the 52 weeks ended February 1, 2025.
Estimates Included in Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and stockholders’ equity, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates relied upon in preparing these consolidated financial statements, include but are not limited to, estimating workers’ compensation and general liability self-insurance reserves. Actual results could differ from those estimates.
Segment Reporting
The Company’s retail operations, which include retail club and other sales procured from our clubs and distribution centers, represent substantially all of the consolidated total revenues, and are the only reportable segment. Substantially all of the Company’s identifiable assets are located in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented. Refer to Note 4 for a summary of the Company's percentage of net sales disaggregated by category.
Concentration Risk
The Company's clubs are primarily located in the eastern half of the United States. Sales from the New York metropolitan area comprised approximately 23%, 21%, and 23% of net sales in fiscal years 2023, 2022, and 2021, respectively.
Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash held in financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company considers the credit risk associated with these financial instruments to be minimal. Cash is held by financial institutions with high credit ratings and the Company has not historically sustained any credit losses associated with its cash balances.

Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable.
Accounts Receivable
Accounts receivable consists primarily of credit card receivables and receivables from vendors related to rebates and coupons and is stated net of allowances for credit losses of $2.3 million and $4.4 million at February 3, 2024 and January 28, 2023, respectively. The determination of the allowance for credit losses is based on BJ’s historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.
Merchandise Inventories
Inventories are stated at the lower of cost, determined under the average cost method, or net realizable value. The Company recognizes the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable. The Company writes down inventory for estimated shrinkage for the period between physical inventories based on historical results of physical inventories, shrinkage trends, or other judgments management believes to be reasonable under the circumstances.
Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property and equipment which is not ready for its intended use is recorded as construction in progress. Buildings and improvements are generally depreciated over estimated useful lives of 33 years. Interest and other capitalizable costs related to the development of buildings is capitalized during the construction period. Leasehold costs and improvements are amortized over the shorter of the remaining lease term, which includes renewal periods that are reasonably assured, or the asset’s estimated useful life. Furniture, fixtures and equipment are depreciated over their estimated useful lives, ranging from three to ten years.
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
Deferred Issuance Costs
The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the Company's term loan are recorded as a direct deduction of the carrying amount of long-term debt, while debt issuance costs associated with the ABL Revolving Facility are recorded within other assets in the consolidated balance sheets. Debt issuance costs are amortized over the respective terms of the related financing arrangements on a straight-line basis, which is materially consistent with the effective interest method. Amortization of deferred debt issuance costs of $0.9 million, $1.7 million, and $2.2 million in fiscal years 2023, 2022, and 2021, respectively, is included in interest expense, net in the consolidated statements of operations and comprehensive income.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived trade name intangible assets are not subject to amortization. The Company assesses the recoverability of its goodwill and trade name annually in the fourth quarter or whenever events or changes in circumstances indicate they may be impaired. The Company has determined it has one reporting unit for goodwill impairment testing purposes and assessed the recoverability as of December 30, 2023.
The Company may assess its goodwill for impairment initially using a qualitative approach ("step zero") to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative assessment for goodwill requires comparing the carrying value of a reporting unit, including goodwill, to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded to write down goodwill to its implied fair value and is recorded as a component of selling, general and administrative expenses ("SG&A") in the consolidated statements of operations and comprehensive income. The Company assessed the recoverability of goodwill in fiscal years 2023, 2022 and 2021 and determined that there was no impairment.
The Company assesses the recoverability of its trade name whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of the trade name exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its estimated fair value as a component of SG&A. The Company assessed the recoverability of the BJ’s trade name and determined that its estimated fair value exceeded its carrying value and that no impairment was necessary in fiscal years 2023, 2022 or 2021.
Test for Recoverability of Long-Lived Assets
The Company reviews the realizability of long-lived assets periodically and whenever a triggering event occurs that indicates an impairment loss may have been incurred. Current and expected operating results, cash flows and other factors are considered in connection with management’s review. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of individual clubs and consolidated net cash flows for long-lived assets not identifiable to individual clubs. Impairment losses are measured as the difference between the carrying amount and the estimated fair value of the assets being evaluated. The Company recorded an impairment charge of $1.2 million for a lease asset, which is included in loss from discontinued operations, net of taxes within the consolidated statements of operations and comprehensive income in fiscal year 2022. There were no impairments of lease assets in fiscal years 2023 or 2021.
Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are placed in service, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized in leasehold improvements and depreciated over their useful lives. The Company’s asset retirement obligations relate to the future removal of gasoline tanks, solar panels, and related assets installed at leased clubs. See Note 15 for further information on the amounts accrued.
Workers’ Compensation and General Liability Self-insurance Reserves
The Company is primarily self-insured for workers’ compensation, general liability claims, and auto liability claims. Amounts in excess of certain levels, which range from $0.3 million to $1.0 million per occurrence for workers' compensation and general liability, and up to $2.0 million per occurrence for auto liability, are insured as a risk reduction strategy to mitigate the financial impact of catastrophic losses. Reported reserves for claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The estimates are developed utilizing actuarial methods and are based on historical claims experience and other actuarial assumptions related to loss development factors. The inherent uncertainty of future loss projections could cause actual claims to differ from the Company's estimates. When historical losses are not a good measure of future liability, the Company bases its estimates of ultimate liability on its interpretation of current law, claims filed to date, and other relevant factors which are subject to change. Accruals for such claims, if any, are included in accrued expenses and other current liabilities and other non-current liabilities in the consolidated balance sheets.
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
Rewards programs
The Company’s BJ’s Perks Rewards membership program which was in place in fiscal 2022 and the first month of fiscal year 2023, allowed participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ’s. The Company also offered a co-branded credit card program, the My BJ’s Perks program, which allowed My BJ’s Perks Mastercard credit card holders to earn up to a 10 cent-per-gallon discount on gasoline, up to 5% cash back on eligible purchases made in BJ’s clubs or online at bjs.com, and up to 2% cash back on purchases made with the card outside of BJ’s. Cash back was in the form of electronic awards issued in $10 increments that could be used online or in-club and expired 6 months from the date issued.
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
The Company's co-branded credit card program is now the BJ's One and BJ's One+ program, which allows cardholders with the opportunity to earn up to 5% cash back on purchases made in BJ's clubs or online at bjs.com and up to a 15 cent-per-gallon discount on gasoline when paying with a BJ's One or BJ's One+ Mastercard at BJ’s gas locations. Cash back is in the form of electronic awards issued to each member monthly on their credit card statement date. Earned rewards under these two programs do not expire.
The Company accounts for these transactions as multiple-element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue related to earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or on the Company’s website or mobile app. The Company recognizes royalty revenue related to the outstanding My BJ's Perks and BJ's One and BJ's One+ credit card programs based upon actual customer activities, such as reward redemptions. Additionally, the Company deferred revenue for funds received related to marketing and other integration costs in connection with the new co-brand credit card program and will recognize these funds into revenue as performance obligations are satisfied.
Membership
The Company charges a membership fee to its customers, which allows customers to shop in the Company’s clubs, shop on the Company’s website, and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. In addition, members have access to other ancillary services, coupons, and promotions. As the Company has the obligation to provide access to its clubs, website, and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership.
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
Extended warranties are also offered on certain types of products such as electronics and jewelry. These warranties are provided by a third party at fixed prices to BJ’s. No liability is retained to satisfy warranty claims under these arrangements. The Company is not the primary obligor under these warranties, and as such net revenue is recorded on these arrangements at the time of sale. Revenue from warranty sales is included in net sales in the consolidated statements of operations and comprehensive income.
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
Returns and Refunds
The Company’s products are generally sold with a right of return and may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends, changes in sales volume and acceptance of the Company’s products when evaluating the adequacy of the sales returns allowance in any accounting period.
The sales returns reserve, which reduces sales and cost of sales for the estimated impact of returns, was $5.4 million, $6.1 million, and $6.7 million in fiscal years 2023, 2022, and 2021, respectively. Actual sales returns were $220.7 million, $228.9 million, and $215.7 million in fiscal years 2023, 2022 and 2021, respectively.
Customer Discounts
Discounts given to customers are usually in the form of coupons and instant markdowns and are recognized as redeemed and recorded in contra-revenue accounts, as they are part of the transaction price of the merchandise sale. Manufacturer coupons that are available for redemption at all retailers are not reduced from the sale price of merchandise.
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
Significant Judgments
Standalone Selling Prices
For arrangements that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation on a relative standalone selling price basis.
Policy Elections
In addition to those previously disclosed, the Company made the following accounting policy elections and practical expedients:
Portfolio Approach
The Company uses the portfolio approach when multiple contracts or performance obligations are involved in the determination of revenue recognition.
Taxes
The Company excludes from the transaction price any taxes collected from customers that are remitted to taxing authorities.

Shipping and Handling Charges
Charges that are incurred before and after the customer obtains control of goods are deemed to be fulfillment costs.
Time Value of Money
The Company’s payment terms are less than one year from the transfer of goods. Therefore, the Company does not adjust promised amounts of consideration for the effects of the time value of money.
Disclosure of Remaining Performance Obligations
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
Presentation of Sales Tax Collected from Customers and Remitted to Governmental Authorities
In the ordinary course of business, sales tax is collected on items purchased by the members that are taxable in the jurisdictions when the purchases occur. These taxes are then remitted to the appropriate taxing authority. These taxes collected are excluded from revenues in the financial statements.
Vendor Rebates and Allowances
The Company receives various types of cash consideration from vendors, principally in the form of rebates, based on purchasing or selling certain volumes of product; time-based rebates or allowances, which may include product placement allowances or exclusivity arrangements covering a predetermined period of time; price protection rebates; allowances for retail price reductions on certain merchandise; and salvage allowances for product that is damaged, defective or becomes out-of-date.
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
Right-of-use assets (“lease assets”) represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, which reflect options to extend or terminate the lease when it is reasonably certain those options will be exercised. Options to extend have varying rates and terms for each lease. Generally, the Company’s leases do not provide a readily determinable implicit rate, and therefore, the Company uses a collateralized incremental borrowing rate ("IBR") as of the lease commencement date to determine the present value of lease payments. The IBR is based on a yield curve that approximates the Company’s credit rating and market risk profile. The lease asset also reflects any prepaid rent, initial direct costs incurred, and lease incentives received.
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
The Company is generally obligated for the cost of property taxes, insurance, and maintenance relating to its leases, which are often variable lease payments. Such costs are presented as occupancy costs for finance and operating leases included in SG&A in the consolidated statement of operations and comprehensive income.
Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term.
Pre-opening Expenses
Pre-opening expenses consist of direct incremental costs of opening or relocating a facility and are expensed as incurred.
Advertising Costs
Advertising costs generally consist of efforts to acquire new members and typically include media advertising (some of which is vendor-funded). BJ’s expenses advertising as incurred as a component of SG&A. Advertising expenses were approximately 0.6%, 0.6% and 0.5% of net sales in fiscal years 2023, 2022 and 2021, respectively.
Stock-based Compensation
The fair value of service-based employee awards is recognized as compensation expense on a straight-line basis over the requisite service period of the award, which is typically three years. The fair value of the performance-based awards is recognized as compensation expense ratably over the service period of each performance tranche, which is typically three years. Prior to fiscal year 2021, the Company granted stock-based option awards. The fair value of the stock-based option awards was determined using the Black-Scholes option pricing model. Determining the fair value of options at the grant date required judgment, including estimating the expected term that stock options would be outstanding prior to exercise and the associated volatility.
The Company’s common stock is listed on the NYSE and its value is determined by the market price on the NYSE. See Note 11 for additional description of the accounting for stock-based awards.

Earnings Per Share
Basic income per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Basic income from continuing operations per share is calculated by dividing income from continuing operations by the weighted-average number of shares of common stock outstanding for the period. Basic income (loss) from discontinued operations per share is calculated by dividing income (loss) from discontinued operations by the weighted-average number of shares of common stock outstanding for the period.
Diluted income per share is calculated by dividing net income available to common stockholders by the diluted weighted-average number of shares of common stock outstanding for the period. Diluted income from continuing operations per share is calculated by dividing income from continuing operations by the diluted weighted-average number of shares of common stock outstanding for the period. Diluted income (loss) from discontinued operations per share is calculated by dividing income (loss) from discontinued operations by the diluted weighted-average number of shares of common stock outstanding for the period.
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
The timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions requires significant judgment. The Company records the benefits of uncertain tax positions in its consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge from tax authorities. The Company periodically reassesses these probabilities and records any changes in the financial statements as appropriate.
Derivative Financial Instruments
All derivatives are recognized as either assets or liabilities in the consolidated balance sheets and measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income in the consolidated balance sheets and are recognized in the consolidated statements of operations when the hedged item affects earnings. Any portion of the change in fair value that is determined to be ineffective is immediately recognized in earnings as SG&A. Derivative gains or losses included in accumulated other comprehensive income are released into earnings at the time the hedged transaction occurs as a component of SG&A.
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
Treasury Stock
The Company accounts for treasury stock under the cost method based on the fair market value of the shares on the dates of repurchase plus any direct costs incurred. Treasury stock is presented as a reduction to stockholders’ equity and is included in authorized and issued shares but excluded from outstanding shares.
Restructuring Charges
Charges for restructuring programs generally include targeted actions involving employee severance, related benefit costs, and other termination charges. Employee severance and related benefit costs for employees with no further service period are accounted for under the Company’s ongoing benefit arrangements. These charges are accrued during the period when management commits to a plan of termination and it becomes probable that employees will be entitled to benefits at amounts that can be reasonably estimated. For employees with a remaining service period, the related costs are accrued over the period if greater than 60 days. Restructuring costs are recorded in SG&A in the consolidated statements of operations.
Recently Issued Accounting Pronouncements and Policies
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 will require public companies to disclose, on an annual basis, a tabular reconciliation, using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory tax, further broken out by nature and/or jurisdiction. ASU 2023-09 requires all entities to disclose, on an annual basis, the amount of income taxes paid (net of refunds received), disaggregated between federal, state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact the adoption of this new pronouncement will have on financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the segment reporting disclosures and requires disclosure of segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, amounts and description of its composition for other segment items, and interim disclosure of a reportable segment’s profit or loss and assets. Additionally, the amendments require the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and deciding how to allocate resources. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new pronouncement will have on financial statement disclosures.
Recently Adopted Accounting Pronouncements and Policies
The Company has not adopted any new accounting pronouncements or policies that had a material impact on the Company’s consolidated financial statements.
3.    Related Party Transactions
One of the Company’s suppliers, Advantage Solutions Inc., was determined to be a related party of the Company through June 17, 2022 in fiscal year 2022, as well as in fiscal year 2021. Advantage Solutions Inc. is a provider of in-club product demonstration and sampling services. Currently, the Company engages them from time to time to provide ancillary support services, including temporary club labor, as needed. The Company incurred approximately $3.1 million, and $2.9 million of costs payable to Advantage Solutions for services rendered during fiscal years 2022 and 2021, respectively. The demonstration and sampling service fees are fully funded by merchandise vendors who participate in the program.

4.    Revenue Recognition
(a) Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. Refer to Note 2 for a description of the Company's performance obligations including net sales, rewards programs, membership and gift card programs.
The following table summarizes the Company’s point-of-sale transactions at clubs and gas stations, excluding sales tax, as a percentage of both net sales and total revenues:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Point-of-sale transactions, excluding sales tax, as a percent of net sales	91%	92%	93%
Point-of-sale transactions, excluding sales tax, as a percent of total revenues	89%	90%	91%
(b) Contract Balances
The following tables summarizes the Company's deferred revenue balance related to outstanding performance obligations for contracts with customers:

	February 3, 2024	January 28, 2023
Current:
Rewards programs:
Earned award dollars	$49,135	$34,676
Royalty revenue	4,593	17,877
Co-brand marketing & integration	4,181	6,960
Total rewards programs	57,909	59,513
Membership	231,440	183,692
Gift card programs	15,290	14,092
E-commerce sales	6,757	2,731
Long-term:
Rewards programs:
Co-brand marketing & integration	6,216	11,895
Total deferred revenue	$317,612	$271,923
Current and long-term deferred revenue balances are included within accrued expenses and other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.

The following tables summarizes the Company's revenue recognized during the period that was included in the opening deferred balance as of January 28, 2023:

Fiscal Year Ended
February 3, 2024
Rewards programs:
Earned award dollars	$34,676
Royalty revenue	17,877
Co-brand marketing & integration	8,213
Total rewards programs	60,766
Membership	183,692
Gift card programs	5,367
E-commerce sales	2,731
Total revenue	$252,556
(c) Transaction Price Allocated to Remaining Performance Obligations
Performance obligations related to earned award dollars, royalty revenue, and membership fees are typically satisfied over a period of twelve months or less. Funds received related to marketing and other integration costs in connection with our co-brand credit card program are recognized as performance obligations are satisfied. The timing and recognition of gift card redemptions varies depending on consumer behavior and spending patterns.
(d) Disaggregation of Revenue
The Company’s club retail operations, which include retail club and other sales procured from our clubs and distribution centers, represent substantially all of its consolidated total revenues, and are the Company’s only reportable segment. Substantially all of the Company’s identifiable assets are located in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Grocery	70%	67%	71%
General Merchandise and Services	11%	12%	14%
Gasoline and Other	19%	21%	15%

5.    Property and Equipment, Net
The following table summarizes the Company's property and equipment as of February 3, 2024 and January 28, 2023 (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023
Land and buildings	$871,106	722,129
Leasehold costs and improvements	307,597	286,591
Furniture, fixtures, and equipment	1,505,496	1,397,275
Construction in progress	116,773	101,724
Total property and equipment, gross	2,800,972	2,507,719
Less: accumulated depreciation and amortization	(1,222,180)	(1,170,690)
Total property and equipment, net	$1,578,792	1,337,029
Depreciation expense was $219.8 million, $191.7 million, and $170.1 million in fiscal years 2023, 2022, and 2021, respectively.
6.    Leases
The Company has operating and finance leases for certain of the Company's clubs, transportation vehicles, and equipment; and operating leases for certain distribution centers, stand-alone gas stations, and the Club Support Center.
The initial primary term of the Company’s operating leases ranges from 2 to 44 years, with most of these leases having an initial term of 20 years. The initial primary term of the Company’s finance leases ranges from 2 years to 20 years, with most of these leases having an initial term of 7 years.
The following table summarizes the Company’s finance and operating lease assets and lease liabilities as of February 3, 2024 and January 28, 2023 (in thousands):

	February 3, 2024	January 28, 2023	Consolidated Balance Sheet Classification
Assets:
Operating lease assets	$2,140,482	$2,142,925	Operating lease right-of-use assets, net
Finance lease assets	44,791	33,679	Property and equipment, net
Less: finance lease amortization	(9,266)	(13,555)	Property and equipment, net
Total lease assets	$2,176,007	$2,163,049
Liabilities:
Current:
Operating lease liabilities	$153,631	$177,233	Current portion of operating lease liabilities
Finance lease liabilities	7,035	1,629	Accrued expenses and other current liabilities
Long-term:
Operating lease liabilities	2,050,883	2,058,797	Long-term operating lease liabilities
Finance lease liabilities	27,653	18,832	Other non-current liabilities
Total lease liabilities	$2,239,202	$2,256,491
In fiscal year 2022, the Company recorded a lease asset impairment charge of $1.2 million included in loss from discontinued operations, net of taxes within the consolidated statements of operations and comprehensive income. There were no impairments of lease assets in fiscal years 2023 or 2021.

The following table is a summary of the components of net lease costs for fiscal years 2023, 2022, and 2021 (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Finance lease cost:
Amortization of lease assets(a)	$4,350	$1,849	$1,128
Interest on lease liabilities(b)	3,206	2,745	4,022
Total finance lease costs	7,556	4,594	5,150
Operating lease cost(a)	360,369	357,284	336,094
Variable lease cost(a)	6,775	10,129	85
Sublease income(a)	(2,104)	(3,973)	(980)
Net lease costs	$372,596	$368,034	$340,349
(a) Amortization of finance lease assets, operating lease cost, variable lease cost, and sublease income are primarily included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income. Variable lease cost primarily consists of increases in rental payments based on an index, and for fiscal year 2022, includes $4.8 million of costs incurred to purchase assets deemed to be owned by the lessor of the Company’s Club Support Center.
(b) Interest recognized on finance lease liabilities is included in interest expense, net in the consolidated statements of operations and comprehensive income.
The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of February 3, 2024 and January 28, 2023 were as follows:

	February 3, 2024	January 28, 2023
Weighted-average remaining lease term (in years) - operating leases	11.6	10.4
Weighted-average remaining lease term (in years) - finance leases	7.5	10.8
Weighted-average discount rate - operating leases	8.0%	7.8%
Weighted-average discount rate - finance leases	12.7%	7.9%

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Operating cash flows paid for operating leases	$380,340	$350,234	$325,941
Operating cash flows paid for interest portion of finance leases	3,206	2,745	4,022
Financing cash flows paid for principal portion of finance leases	3,061	1,343	1,112
Supplemental cash flow information related to lease assets and lease liabilities were as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Operating lease liabilities arising from obtaining right-of-use assets and other non-cash lease-related operating items	$177,187	$220,547	$261,228
Financing lease liabilities arising from obtaining right-of-use assets	22,135	7,443	—
Future lease commitments to be paid by the Company as of February 3, 2024 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2024	$323,950	$10,691
2025	350,199	10,948
2026	338,695	4,989
2027	322,080	4,446
2028	306,744	4,336
Thereafter	1,852,001	17,167
Total future minimum lease payments	3,493,669	52,577
Less: imputed interest	(1,289,155)	(17,889)
Present value of lease liabilities	$2,204,514	$34,688
As of February 3, 2024, the Company had certain executed real estate and gas station leases that have not yet commenced and therefore are not reflected in the tables above. These leases are expected to commence primarily in fiscal year 2024 with lease terms ranging from 7 years to 25 years. We estimate future lease commitments for these leases to be approximately $395.1 million.

Sale-leaseback Transactions
During the fiscal year ended February 3, 2024, the Company completed two sale-leaseback transactions for buildings constructed by the Company on land owned by the buyer-lessors. In connection with these transactions, the Company sold assets with a total fair value of $26.2 million and received proceeds of $18.5 million. The difference between the fair value of assets sold and proceeds received was deemed prepaid rent and included in the operating lease asset at lease commencement.

Failed Sale-leaseback Transactions
During the fiscal year ended February 3, 2024, the Company constructed three buildings on land owned by certain of the Company’s lessors. The associated leases were deemed to be financing leases, resulting in the Company accounting for the transactions as failed sale-leasebacks. In connection with these transactions, the Company recorded financing obligations totaling $26.4 million, which represented cash received of $20.6 million and receivables of $5.8 million as of February 3, 2024. The net book value of the associated building assets is included in property and equipment, net in the consolidated balance sheets. The current portion of the financing obligations is included in accrued expenses and other current liabilities, while the long-term portion is included in other non-current liabilities in the consolidated balance sheets.

7.    Debt and Credit Arrangements
Debt consisted of the following at February 3, 2024 and January 28, 2023 (in thousands):

	February 3, 2024	January 28, 2023
ABL Revolving Facility	$319,000	$405,000
First Lien Term Loan	400,000	450,000
Unamortized original issue discount and debt issuance costs	(1,568)	(2,120)
Less: Short-term debt	(319,000)	(405,000)
Long-term debt	$398,432	$447,880
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
Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL Revolving Commitment or a borrowing base based on the value of certain inventory, accounts and credit card receivables, subject to specified advance rebates and reserves as set forth in the Credit Agreement. Indebtedness under the ABL Revolving Facility is secured by substantially all of the assets (other than real estate) of the Company and its subsidiaries, subject to customary exceptions. As amended, interest on the ABL Revolving Facility is calculated either at SOFR plus a range of 100 to 125 basis points or a base rate plus 0 to 25 basis points, based on excess availability. The Company will also pay an unused commitment fee of 20 basis points per annum on the unused ABL Revolving Commitment. Each borrowing is for a period of one, three, or six months, as selected by the Company, or for such other period that is twelve months or less requested by the Company and consented to by the lenders and administrative agent.
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
As of January 28, 2023, there was $405.0 million outstanding in loans under the ABL Revolving Facility and $11.5 million in outstanding letters of credit. The interest rate on the revolving credit facility was 5.63%.
As of February 3, 2024, there was $319.0 million outstanding in loans under the ABL Revolving Facility and $18.2 million in outstanding letters of credit. The interest rate on the revolving credit facility was 6.44%, and unused capacity was $802.3 million.
First Lien Term Loan
On October 12, 2023, the Company entered into an amendment (the "Fourth Amendment") to the First Lien Term Loan Credit Agreement, with Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent and the lenders party thereto. Deutsche Bank Securities Inc. acted as the left lead arranger and bookrunner, and Nomura Securities International, Inc., BofA Securities, Inc. and Wells Fargo Securities LLC acted as joint lead arrangers and joint bookrunners of the Fourth Amendment.
The Fourth Amendment, among other things, extended the maturity date with respect to the term loans outstanding under the First Lien Term Loan Credit Agreement from February 3, 2027 to February 3, 2029. In addition, the Fourth Amendment reduced applicable margin in respect of the interest rate from SOFR plus 275 basis points per annum to SOFR plus 200 basis points per annum.
Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. As of February 3, 2024, the Company's net leverage ratio did not exceed 3.50 to 1.00, and therefore, no incremental principal payments were required. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain "fixed assets" of the Company and on a junior basis by certain "liquid" assets of the Company.

During fiscal year 2021, the Company used $100.0 million of cash and cash equivalents to pay $100.0 million of the principal amount outstanding on the First Lien Term Loan. In connection with the payment, the Company expensed $0.7 million of previously capitalized debt issuance costs and original issue discount.
During fiscal year 2022, total fees incurred in connection with the Third Amendment were approximately $3.2 million. The Company expensed $0.6 million of previously capitalized debt issuance costs and original issue discount and expensed $2.0 million of new third-party fees. The Company deferred $1.2 million of new debt issuance costs and original issue discount.
As of January 28, 2023, there was $450.0 million outstanding on the First Lien Term Loan, which reflected the Company’s repayment of approximately $151.9 million of the principal amount outstanding under the First Lien Term Loan Credit Agreement during the fourth quarter of fiscal year 2022 prior to the Third Amendment. The interest rate was 7.11%.
During fiscal year 2023, total fees incurred in connection with the Fourth Amendment were approximately $1.7 million. The Company expensed $1.4 million of previously capitalized debt issuance costs and original issue discount and expensed $0.4 million of new third-party fees. The Company deferred $1.3 million of new debt issuance costs.
As of February 3, 2024, there was $400.0 million outstanding under the First Lien Term Loan, which reflects the Company’s previous repayment of $50.0 million of the principal amount outstanding under the First Lien Term Loan Credit Agreement during the third quarter of fiscal year 2023 prior to the Fourth Amendment. The interest rate was 7.33% as of fiscal year end.
Future minimum payments
Scheduled future minimum principal payments on debt as of February 3, 2024 are as follows (in thousands):

Fiscal Year:	Principal Payments
2024	$319,000
2025	—
2026	—
2027	—
2028	400,000
Thereafter	—
Total	$719,000

8.    Interest Expense, Net
The following details the components of interest expense for the periods presented (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Interest on debt	$58,197	$37,533	$45,124
Interest on financing obligations	4,152	4,269	4,022
Debt extinguishment and refinancing charges	1,830	3,256	657
Amortization of debt issuance costs	914	1,719	2,193
Accretion of original issue discount	329	1,046	1,195
Capitalized interest	(226)	(196)	(87)
(Gain) loss on cash flow hedge	(669)	(165)	6,340
Interest expense, net	$64,527	$47,462	$59,444

9.    Goodwill and Intangible Assets
The carrying value of goodwill and the change in the balance for the fiscal years ended February 3, 2024 and January 28, 2023 is as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023
Beginning balance	$1,008,816	$924,134
Acquisition (Note 20)	—	84,682
Ending balance	$1,008,816	$1,008,816
Intangible assets consist of the following (in thousands):

	February 3, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,100	(227,968)	17,132
Private label brands	8,500	(8,500)	—
Total intangible assets	$344,100	$(236,468)	$107,632

	January 28, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,100	(220,567)	24,533
Private label brands	8,500	(8,028)	472
Total intangible assets	$344,100	$(228,595)	$115,505
The Company records amortization expense of intangible assets as a component of SG&A. Member relationships are amortized over 15.3 years and private label brands were amortized over 12 years. Member relationships will primarily be amortized through fiscal year 2026.

The Company recorded amortization expense of $7.9 million, $9.2 million and $10.5 million as a component of SG&A for fiscal years 2023, 2022, and 2021, respectively. The Company estimates that amortization expense related to intangible assets will be as follows in each of the next five fiscal years (in thousands):

Fiscal Year	Amortization Expense
2024	$6,523
2025	5,646
2026	4,894
2027	7
2028	7
Thereafter	55
Total	$17,132

10.    Commitments and Contingencies
The Company is involved in various legal proceedings that are typical of a retail business. In accordance with applicable accounting guidance, an accrual will be established for legal proceedings if and when those matters present loss contingencies that are both probable and estimable. The Company does not believe the resolution of any current proceedings will result in a material impact to the consolidated financial statements.
11.    Stock Incentive Plans
On June 13, 2018, the Company’s board of directors adopted, and its stockholders approved, the BJ’s Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the "2018 Plan"). The 2018 Plan provides for the grant of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, stock appreciation rights, and cash awards. Prior to the adoption of the 2018 Plan, the Company granted stock-based compensation to employees and non-employee directors, respectively, under the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc., as amended (the "2011 Plan"), and the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc., as amended (the "2012 Director Plan"). No further grants will be made under 2011 Plan or the 2012 Director Plan.
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, 2011 Plan, or 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan, or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR"), that are not issued in connection with the stock settlement of the SAR on its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan, or 2012 Director Plan. As of February 3, 2024, there were 4,925,874 shares available for future issuance under the 2018 Plan.
On April 16, 2021, the Compensation Committee approved a modification to the equity awards agreements under the 2011 Plan, 2012 Director Plan, and 2018 Plan. In the event that an employee is terminated due to death or disability, the modified equity award agreements provide for: (i) full vesting of all time-based awards, including restricted stock awards and stock options, (ii) pro-rata vesting of all performance-based awards, including performance share units, based on actual performance as of the end of the applicable performance period, pro-rated based on the period of employment during the applicable performance period, and (iii) the extension of the post-termination exercise window for vested stock options. In fiscal 2021, the Company recognized $17.5 million of stock-based compensation expense due to the accelerated vesting of equity awards, related to the passing of a former executive. There was no accelerated vesting of awards in fiscal year 2023 or 2022.
The Company recognized $39.0 million, $42.6 million, and $53.8 million of total stock-based compensation for fiscal years 2023, 2022, and 2021, respectively, inclusive of expense related to the ESPP. As of February 3, 2024, there was approximately $42.5 million of unrecognized compensation cost, most of which is expected to be recognized over the next three years.

Stock option awards were generally granted with a vesting period of three years. All options have a contractual term of ten years. No options were granted during fiscal years 2023, 2022, or 2021. The fair value of options granted prior to fiscal year 2021 was estimated using the Black-Scholes option pricing model.
Presented below is a summary of the stock option activity and weighted-average exercise prices for the fiscal year ended February 3, 2024:

(Options in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life (in years)
Outstanding, beginning of period	1,788	$20.35
Exercised	(133)	18.09
Outstanding, vested, and exercisable, end of period	1,655	20.53	4.8
The total intrinsic value of options exercised in fiscal years 2023, 2022 and 2021 was $7.2 million, $25.1 million, and $55.2 million, respectively. The Company received a tax benefit related to these option exercises of approximately $2.0 million, $7.0 million, and $15.5 million in fiscal years 2023, 2022, and 2021, respectively. As of February 3, 2024, the total intrinsic value of options vested was $72.8 million.
Presented below is a summary of our non-vested restricted shares, restricted stock units and performance stock and weighted-average grant-date fair values for the fiscal year ended February 3, 2024:

	Restricted Stock		Restricted Stock Units		Performance Stock
(Shares in thousands)	Shares	Weighted-average Grant-Date Fair Value	Shares	Weighted-average Grant-Date Fair Value	Shares(a)	Weighted-average Grant-Date Fair Value
Outstanding, beginning of period	750	$50.10	24	$58.61	854	$45.70
Granted(b)	342	75.58	22	62.13	503	76.07
Forfeited	(55)	65.21	(5)	58.61	(40)	58.81
Vested	(416)	43.28	(19)	58.61	(640)	33.59
Outstanding, end of period	621	67.35	22	62.13	677	58.84
(a) Shares presented reflect a 100% payout, however, the actual payout for the fiscal year 2021 grants, which primarily vest in the first quarter of fiscal year 2024, is expected to be 200%. Actual payout for performance stock awards granted in fiscal years 2022 and 2023, which primarily vest in fiscal year 2025 and 2026, respectively, could be below 100% or up to 200%.
(b) Includes 320 incremental Performance Stock awards granted in fiscal year 2020 with a weighted-average grant date fair value of $33.59, that vested in the first quarter of fiscal year 2023 at greater than 100% of target based on performance.
The fair value as of the vesting date was $31.4 million, $1.2 million and $48.6 million for restricted stock, restricted stock units, and performance stock, respectively.
2018 Employee Stock Purchase Plan
On June 14, 2018, the Company’s board of directors adopted and and its stockholders approved the BJ's Wholesale Club Holdings, Inc. 2018 ESPP, which became effective the day prior to the first day of public trading of the Company's equity securities. The aggregate number of shares of common stock that was be reserved for issuance under our ESPP was be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors. The offering under the ESPP commenced on January 1, 2019. The amount of expense recognized in the fiscal years 2023, 2022, and 2021, was $1.4 million, $1.1 million and $0.8 million, respectively. As of February 3, 2024, there were 2,407,504 shares available for issuance under the ESPP.

12.    Treasury Shares and Share Repurchase Programs
Treasury Shares Acquired on Restricted Stock Awards and Performance Stock Awards
Shares reacquired to satisfy tax withholding obligations upon the vesting of restricted stock awards and performance stock awards in fiscal year 2023, 2022, and 2021 were 373,875 shares, 264,167 shares, and 376,758 shares, respectively. These reacquired shares were recorded as $28.3 million, $18.0 million, and $16.8 million of treasury stock in fiscal years 2023, 2022, and 2021, respectively.
Share Repurchase Programs
On December 19, 2019, the Company’s board of directors authorized the repurchase of up to $250.0 million of the Company’s outstanding common stock from time to time as market conditions warrant (the "2019 Repurchase Program"). The 2019 Repurchase Program was fully exhausted on November 17, 2021.
On November 16, 2021, the Company’s board of directors approved a share repurchase program (the "2021 Repurchase Program"), effective immediately, that allows the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expires in January 2025. The Company initiated the 2019 Repurchase Program and the 2021 Repurchase Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing stockholder value.
As of February 3, 2024, $189.3 million remained available to purchase under the 2021 Repurchase Program. The Company repurchased 1,958,218, 2,234,708, and 3,331,956 shares of common stock totaling $130.2 million, $152.5 million and $179.2 million in fiscal years 2023, 2022, and 2021, respectively.

13.    Income Taxes
The provision for income taxes from continuing operations includes the following (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Federal:
Current	$126,805	$115,270	$88,507
Deferred	18,024	4,103	1,951
State:
Current	59,863	62,914	43,118
Deferred	7,548	(6,025)	(2,457)
Total income tax provision	$212,240	$176,262	$131,119
A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Statutory federal income tax rates	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	7.2	6.5	5.8
Work opportunity and solar energy tax credit	(0.5)	(0.7)	(0.8)
Charitable contributions	(0.2)	(0.2)	(0.3)
Prior year adjustments	1.2	—	—
Excess tax benefit related to stock-based compensation	(0.6)	(1.3)	(2.4)
Other	0.7	0.2	0.2
Effective income tax rate	28.8%	25.5%	23.5%

Significant components of the Company’s deferred tax assets and liabilities as of February 3, 2024 and January 28, 2023 are as follows (in thousands):

	February 3, 2024	January 28, 2023
Deferred tax assets:
Operating lease liability	$611,173	$633,245
Self-insurance reserves	42,884	41,733
Compensation and benefits	15,058	25,513
Financing obligations	8,721	6,535
Environment clean up reserve	6,169	5,525
Startup costs	1,957	2,495
Other	22,893	26,404
Total deferred tax assets	$708,855	$741,450

Deferred tax liabilities:
Operating lease right-of-use assets	$593,421	$606,878
Property and equipment	141,443	133,785
Intangible assets	32,554	33,883
Debt costs	239	455
Other	11,900	11,974
Total deferred tax liabilities	779,557	786,975
Net deferred tax liabilities	$(70,702)	$(45,525)
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023
Balance, beginning of period	$1,411	$2,263
Additions for tax positions taken during the current year	1,546	109
Lapses in statute of limitations	(90)	(961)
Balance, end of period	$2,867	$1,411
The total amount of unrecognized tax benefits, reflective of federal tax benefits at both February 3, 2024 and January 28, 2023 that, if recognized, would favorably affect the effective tax rate was $2.3 million and $1.2 million, respectively.
As of February 3, 2024, management has determined it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next twelve months by $0.3 million, due to the expiration of statute of limitations and expected resolution of state tax audits. The Company’s tax years from 2019 forward remain open and are subject to examination by the Internal Revenue Service or various state taxing jurisdictions.
The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The Company recognized $0.1 million of expense for fiscal years 2023 and 2022, and no interest income or expense for fiscal year 2021. As of February 3, 2024 and January 28, 2023, the Company had $0.2 million and $0.1 million, respectively, of accrued interest related to income tax uncertainties.

14.    Retirement Plans
Under the Company's 401(k) savings plans, participating employees may make pretax contributions up to 50% of covered compensation subject to federal limits. The Company matches employee contributions at 50% of the first six percent of covered compensation. The Company’s expense under these plans was $15.2 million, $13.7 million and $11.1 million for fiscal years 2023, 2022, and 2021, respectively.
The Company had a non-contributory defined contribution retirement plan for certain key employees, which was terminated in fiscal year 2023. Under this plan, the Company funded annual retirement contributions for the designated participants on an after-tax basis. The Company’s contributions equaled 5% of the participants’ base salary. Historically, participants became fully vested in their contribution accounts at the end of the fiscal year in which they completed four full fiscal years of service. Upon termination of the plan, all remaining contributions became fully vested. Expense under this plan was $0.5 million, $3.7 million and $1.8 million in fiscal years 2023, 2022, and 2021, respectively. As of February 3, 2024, the remaining $2.2 million due to participants was included in accrued expenses and other current liabilities in the consolidated balance sheets.
Effective January 1, 2024, the Company offers certain qualifying individuals the ability to participate in the NQDC Plan. The NQDC Plan allows employees to defer up to 50% of the participant's annual base salary as well as up to 100% of any annual bonus award. The Company may also elect to provide a discretionary contribution to the NQDC Plan to certain executives, which will become 100% vested on the third anniversary of a participant's date of hire. A participant will be 100% vested at all times in their elective deferral account within the NQDC Plan. The Company credits the amounts deferred with earnings and holds investments to offset the Company's liabilities under the NQDC Plan. As of February 3, 2024, all investments were held in mutual funds. The NQDC Plan liability and total investments are included in other non-current liabilities and other assets, respectively, in the consolidated balance sheets and were not material as of February 3, 2024. Additionally, expense under this plan was not material for fiscal year 2023.
15.    Asset Retirement Obligations
The following is a summary of activity relating to the liability for asset retirement obligations, which the Company will incur primarily in connection with the expected future removal of gasoline tanks, solar panels and the related infrastructure. The following is included in other non-current liabilities on the consolidated balance sheets (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Balance, beginning of period	$23,336	$21,378	$19,329
Accretion expense	2,242	1,497	1,419
Liabilities incurred during the year	782	461	630
Balance, end of period	$26,360	$23,336	$21,378

16.    Accrued Expenses and Other Current Liabilities
The major components of accrued expenses and other current liabilities are as follows (in thousands):

	February 3, 2024	January 28, 2023
Deferred membership fee income	$231,440	$183,692
Outstanding checks and payables	113,474	104,903
Employee compensation and benefits	87,765	129,125
Sales, property, use and other taxes	63,294	60,954
Insurance reserves	60,097	53,183
Fixed asset accruals and property-related costs	58,930	61,992
Rewards programs and related deferred revenues	57,909	59,513
Deferred revenues and vendor income	29,396	22,521
Professional services and advertising	21,764	18,220
Legal, sales, and membership fee reserves	17,165	17,518
Gift cards	15,290	14,092
Other	55,612	41,698
Total accrued expenses and other current liabilities	$812,136	$767,411
The following table summarizes membership fee income activity for each of the last two fiscal years (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023
Deferred membership fee income, beginning of period	$183,692	$174,916
Cash received from members	468,426	405,506
Revenue recognized in earnings	(420,678)	(396,730)
Deferred membership fee income, end of period	$231,440	$183,692

17.    Other Non-current Liabilities
The major components of other non-current liabilities are as follows (in thousands):

	February 3, 2024	January 28, 2023
Insurance reserves	$112,273	$110,777
Financing obligations (see Note 6)	62,494	27,415
Asset retirement obligations	26,360	23,336
Deferred revenues	20,641	24,641
Other	4,867	7,908
Total other non-current liabilities	$226,635	$194,077

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
The gross carrying amount and fair value of the Company’s debt at February 3, 2024 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$319,000	$319,000
First Lien Term Loan	400,000	401,168
Total Debt	$719,000	$720,168
The gross carrying amount and fair value of the Company’s debt at January 28, 2023 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$405,000	$405,000
First Lien Term Loan	450,000	450,482
Total Debt	$855,000	$855,482
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. See Note 2 for further information.
The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, and accounts payable approximate their fair values due to the short-term maturities of these instruments.
19.    Earnings Per Share
The table below reconciles basic weighted-average common shares outstanding to diluted weighted-average common shares outstanding for fiscal years 2023, 2022, and 2021 (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Weighted-average shares of common stock outstanding, used for basic computation	133,047	134,017	135,386
Plus: Incremental shares of potentially dilutive securities:	2,071	2,456	2,659
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	135,118	136,473	138,045
The table below summarizes awards that were excluded from the computation of diluted earnings for fiscal years 2023, 2022, and 2021 as their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Stock-based awards	228	75	32
20.    Acquisitions
On May 2, 2022, the Company completed the Acquisition to bring substantially all of its end-to-end perishable supply chain in-house. The total consideration paid by the Company in connection with the Acquisition was approximately $375.6 million, excluding transaction costs. The Company did not record any transaction costs for the fiscal year ended February 3, 2024. For the fiscal year ended January 28, 2023, the Company recorded transaction and integration costs related to the Acquisition of $12.3 million. These costs are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

The following table summarizes the consideration paid and the final fair values of the assets acquired and liabilities assumed in connection with the Acquisition (in thousands):

As of May 2, 2022
Fair Value
Assets:
Property and equipment, net	$203,400
Merchandise inventories	88,072
Goodwill	84,682
Operating lease right-of-use assets, net	16,569
Prepaid expenses and other current assets	433
Intangibles, net	100
Total assets	393,256
Liabilities
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
For the fiscal year ended January 28, 2023, the Acquisition generated an incremental $66.8 million in revenue. It is impracticable to provide historical supplemental pro forma financial information along with earnings during the period subsequent to the Acquisition due to a variety of factors, including access to historical information and the operations of acquiree being integrated within the Company shortly after closing and not operating as discrete entities within the Company’s organizational structure.

21.    Condensed Financial Information of Registrant (Parent Company Only)
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(Amounts in thousands)

	February 3, 2024	January 28, 2023
ASSETS
Investment in subsidiaries	$1,458,851	$1,046,837

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value; 5,000 shares authorized, and no shares issued or outstanding	$—	$—
Common stock; $0.01 par value; 300,000 shares authorized, 147,544 shares issued and 132,768 shares outstanding at February 3, 2024; 300,000 shares authorized, 146,347 shares issued and 133,903 shares outstanding at January 28, 2023	1,475	1,463
Additional paid-in capital	1,006,910	960,105
Retained earnings	1,168,231	644,490
Treasury stock, at cost, 14,776 shares at February 3, 2024 and 12,444 shares at January 28, 2023	(717,765)	(559,221)
Total stockholders’ equity	$1,458,851	$1,046,837
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Equity in net income of subsidiaries	$523,741	$513,177	$426,652
Net income	523,741	513,177	426,652
Net income per share:
Basic	$3.94	$3.83	$3.15
Diluted	3.88	3.76	3.09
Weighted-average number of shares outstanding:
Basic	133,047	134,017	135,386
Diluted	135,118	136,473	138,045
A statement of cash flows has not been presented as BJ’s Wholesale Club Holdings, Inc. did not have any cash as of, or for, the years ended February 3, 2024, January 28, 2023, or January 29, 2022.
Basis of Presentation
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of BJ’s Wholesale Club Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of BJ’s Wholesale Club Holdings, Inc.’s operating subsidiaries to pay dividends may be restricted due to terms of the subsidiaries’ First Lien Term Loan and ABL Revolving Facility, as defined in Note 7. For example, the covenants of the ABL Revolving Facility restrict the payment of dividends to, among other exceptions, (i) a greater of $135.0 million or 15.0% of trailing 12 months EBITDA general basket, (ii) a basket for unlimited dividends and distributions if there is no specified event of default and either (x) (A) availability under the ABL Revolving Facility is not less than 17.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility for the 30 consecutive day period ending immediately prior to such dividend or distribution and (B) availability under the ABL Revolving Facility is not less than 17.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility on the date of such dividend or distribution or (y) (A) availability under the ABL Revolving Facility is not less than 12.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility for the 30 consecutive day period ending immediately prior to such dividend or distribution, (B) availability under the ABL Revolving Facility is not less than 12.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility on the date of such dividend or distribution and (C) the fixed charge coverage ratio as of the end of the most recently ended fiscal quarter for which financial statements are available is not less than 1.00 to 1.00, and (iii) ) a basket for up to 7.0% per annum of the market capitalization of BJ’s Wholesale Club Holdings, Inc if there is no event of default. The covenants of the First Lien Term Loan restrict the payment of dividends and distributions to, among other exceptions, (i) a $25.0 million general basket, (ii) a basket for unlimited dividends and distributions if no event of default exists and the pro-forma total net leverage ratio is less than or equal to 4.25 to 1.00, (iii) a "growing" basket based on, among other things, retained excess cash flow subject to no event of default and compliance with a pro-forma interest coverage ratio of greater than or equal to 2.00 to 1.00, and (iv) a basket for 6.0% per annum of the net cash proceeds received from such qualified IPO that are contributed to the borrower in cash. As of February 3, 2024, the amount of net income free of such restrictions and available for payment by BJ’s Wholesale Club Holdings, Inc. as dividends, was $523.7 million, and the total amount of restricted net assets of consolidated subsidiaries of BJ’s Wholesale Club Holdings, Inc. was $108.7 million.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of February 3, 2024, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2024. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of February 3, 2024, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of February 3, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information
10b5-1 Trading Plans
On December 22, 2023, Mr. Robert W. Eddy, president, chief executive officer of the Company, adopted a trading arrangement with respect to the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Eddy’s Rule 10b5-1 Trading Plan, which has a term of eight months, provides for the sale of up to 99,000 shares of common stock pursuant to the terms of the plan.
On January 11, 2024, Mr. Joseph McGrail, senior vice president, controller of the Company, adopted a Rule 10b5-1 Trading Plan. Mr. McGrail’s Rule 10b5-1 Trading Plan, which has a term of six months, provides for the sale of up to 1,000 shares of common stock pursuant to the terms of the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The information required by Items 10-14 will be set forth in our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of the fiscal year covered by this report (the "2024 Proxy Statement"), and is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, other than the information about our executive officers contained in the discussion entitled "Information about our Executive Officers" in Part I of this Annual Report on Form 10-K, is incorporated by reference to the 2024 Proxy Statement.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the 2024 Proxy Statement.

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

4.1	Description of the Company's Securities (filed herewith).
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

10.2.2
Second Refinancing Amendment to First Lien Term Loan Credit Agreement, by and among BJ’s Wholesale Club, Inc., the Company, the lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent, dated as of January 29, 2020 (previously filed as Exhibit 10.2.2 to the Company's Annual Report on Form 10-K (File No. 001-38559 ) on March 16, 2023 and incorporated herein by reference).

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

10.2.4
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

10.6#
Employment Agreement between William Werner and BJ's Wholesale Club, Inc., dated as of May 10, 2021 (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-38559) on May 14, 2021 and incorporated herein by reference).

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

10.13#	Amended and Restated Non-Employee Director Compensation Policy, effective as of January 29, 2023 (filed herewith).
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

10.16	Amended and Restated Insider Trading Compliance Policy, effective as of September 13, 2023 (filed herewith).
10.17
BJ's Wholesale Club, Inc. Non-Qualified Deferred Compensation Plan, effective as of January 1, 2024 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-38559) on November 22, 2023 and incorporated herein by reference).

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

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97	Amended and Restated Compensation Recovery Policy, effective as of October 26, 2023 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith).

#	Represents management compensation plan, contract or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S WHOLESALE CLUB HOLDINGS, INC.

/s/ Robert W. Eddy
Robert W. Eddy
President & Chief Executive Officer

Dated: March 18, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Robert W. Eddy
Robert W. Eddy Chairman, President & Chief Executive Officer (Principal Executive Officer)
Date: March 18, 2024

/s/ Laura L. Felice
Laura L. Felice Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Date: March 18, 2024

/s/ Joseph McGrail
Joseph McGrail Senior Vice President, Controller (Principal Accounting Officer)
Date: March 18, 2024

/s/ Christopher J. Baldwin
Christopher J. Baldwin Director
Date: March 18, 2024

/s/ Darryl Brown
Darryl Brown Director
Date: March 18, 2024

/s/ Maile Clark
Maile Clark Director
Date: March 18, 2024

/s/ Michelle Gloeckler
Michelle Gloeckler Director
Date: March 18, 2024

/s/ Steven L. Ortega
Steven L. Ortega Director
Date: March 18, 2024

/s/ Ken Parent
Ken Parent Director
Date: March 18, 2024

/s/ Christopher H. Peterson
Christopher H. Peterson Director
Date: March 18, 2024

/s/ Cathy Marie Robinson
Cathy Marie Robinson Director
Date: March 18, 2024

/s/ Robert Steele
Robert Steele Director
Date: March 18, 2024