Form 10-Q
period 2024-05-04
BJ's Wholesale Club Holdings, Inc.
filed 2024-05-30
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 22, 2024, the registrant had 132,709,079 shares of common stock, $0.01 par value per share, outstanding.

TRADEMARKS
BJ’s Wholesale Club®, BJ’s®, Wellsley Farms®, Berkley Jensen®, My BJ’s Perks®, BJ’s Easy Renewal®, BJ’s Gas®, BJ's One®, BJ's One+®, BJ’s Perks Elite®, BJ’s Perks Plus®, Inner Circle®, Same-Day-Select®, ExpressPay® and BJ’s Perks Rewards® are all registered trademarks of BJ’s Wholesale Club, Inc. Other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of those other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks.
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
•    "fiscal year 2023" means the 53 weeks ended February 3, 2024;
•    "fiscal year 2024" means the 52 weeks ending February 1, 2025;
•    "GAAP" means generally accepted accounting principles in the United States of America;
•    "ESPP" means the Company's Employee Stock Purchase Plan; and
•    "SOFR" means the Secured Overnight Financing Rate.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	May 4, 2024	February 3, 2024	April 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$35,094	$36,049	$23,387
Accounts receivable, net	225,199	234,769	217,866
Merchandise inventories	1,533,310	1,454,822	1,532,006
Prepaid expenses and other current assets	85,048	68,366	69,048
Total current assets	1,878,651	1,794,006	1,842,307
Operating lease right-of-use assets, net	2,159,955	2,140,482	2,124,621
Property and equipment, net	1,620,255	1,578,792	1,364,815
Goodwill	1,008,816	1,008,816	1,008,816
Intangibles, net	106,001	107,632	113,536
Deferred income taxes	2,693	4,071	6,728
Other assets	48,356	43,823	33,672
Total assets	$6,824,727	$6,677,622	$6,494,495
LIABILITIES
Current liabilities:
Short-term debt	$270,000	$319,000	$400,000
Current portion of operating lease liabilities	156,914	153,631	178,939
Accounts payable	1,264,873	1,183,281	1,281,676
Accrued expenses and other current liabilities	834,053	812,136	758,724
Total current liabilities	2,525,840	2,468,048	2,619,339
Long-term operating lease liabilities	2,069,587	2,050,883	2,037,844
Long-term debt	398,509	398,432	448,004
Deferred income taxes	74,804	74,773	66,699
Other non-current liabilities	228,567	226,635	190,883
Commitments and contingencies (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 148,247 shares issued and 132,708 outstanding at May 4, 2024; 147,544 shares issued and 132,768 outstanding at February 3, 2024; and 147,380 shares issued and 134,376 outstanding at April 29, 2023	1,482	1,475	1,473
Additional paid-in capital	1,020,857	1,006,409	970,227
Retained earnings	1,279,250	1,168,231	760,567
Accumulated other comprehensive income	501	501	1,049
Treasury stock, at cost, 15,539 shares at May 4, 2024; 14,776 shares at February 3, 2024; and 13,004 shares at April 29, 2023	(774,670)	(717,765)	(601,590)
Total stockholders’ equity	1,527,420	1,458,851	1,131,726
Total liabilities and stockholders’ equity	$6,824,727	$6,677,622	$6,494,495
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net sales	$4,807,129	$4,620,620
Membership fee income	111,390	102,522
Total revenues	4,918,519	4,723,142
Cost of sales	4,035,129	3,843,150
Selling, general and administrative expenses	721,771	689,328
Pre-opening expenses	864	3,894
Operating income	160,755	186,770
Interest expense, net	13,951	14,690
Income from continuing operations before income taxes	146,804	172,080
Provision for income taxes	35,785	56,092
Income from continuing operations	111,019	115,988
Income from discontinued operations, net of income taxes	—	89
Net income	$111,019	$116,077
Income per share attributable to common stockholders—basic:
Income from continuing operations	$0.84	$0.87
Income from discontinued operations	—	—
Net income	$0.84	$0.87
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$0.83	$0.85
Income from discontinued operations	—	—
Net income	$0.83	$0.85
Weighted-average shares of common stock outstanding:
Basic	132,397	133,312
Diluted	134,111	135,902
Other comprehensive loss:
Amounts reclassified from accumulated other comprehensive income, net of tax	$—	$(501)
Total other comprehensive loss	—	(501)
Total comprehensive income	$111,019	$115,576
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, February 3, 2024	147,544	$1,475	$1,006,409	$1,168,231	$501	(14,776)	$(717,765)	$1,458,851
Net income	—	—	—	111,019	—	—	—	111,019
Common stock issued under stock incentive plans	703	7	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	8,590	—	—	—	—	8,590
Exercise of stock options	—	—	5,865	—	—	—	—	5,865
Acquisition of treasury stock	—	—	—	—	—	(763)	(56,905)	(56,905)
Balance, May 4, 2024	148,247	$1,482	$1,020,857	$1,279,250	$501	(15,539)	$(774,670)	$1,527,420

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 28, 2023	146,347	$1,463	$958,555	$644,490	$1,550	(12,444)	$(559,221)	$1,046,837
Net income	—	—	—	116,077	—	—	—	116,077
Other comprehensive loss, net of tax	—	—	—	—	(501)	—	—	(501)
Common stock issued under stock incentive plans	1,033	10	(10)	—	—	—	—	—
Stock-based compensation expense	—	—	10,007	—	—	—	—	10,007
Exercise of stock options	—	—	1,675	—	—	—	—	1,675
Acquisition of treasury stock	—	—	—	—	—	(560)	(42,369)	(42,369)
Balance, April 29, 2023	147,380	$1,473	$970,227	$760,567	$1,049	(13,004)	$(601,590)	$1,131,726
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111,019	$116,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,422	54,190
Amortization of debt issuance costs and accretion of original issue discount	277	324
Stock-based compensation expense	8,590	10,007
Deferred income tax provision	1,409	14,445
Changes in operating leases and other non-cash items	2,922	(750)
Increase (decrease) in cash due to changes in:
Accounts receivable, net	3,491	21,871
Merchandise inventories	(78,488)	(153,455)
Prepaid expenses and other current assets	(11,083)	(18,016)
Other assets	(4,733)	(2,933)
Accounts payable	81,592	85,979
Accrued expenses and other current liabilities	19,316	(4,977)
Other non-current liabilities	3,113	(3,630)
Net cash provided by operating activities	200,847	119,132
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(105,741)	(92,084)
Net cash used in investing activities	(105,741)	(92,084)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	193,000	149,000
Payments on revolving lines of credit	(242,000)	(154,000)
Net cash received from stock option exercises	5,865	1,675
Acquisition of treasury stock	(57,256)	(42,369)
Proceeds from financing obligations	6,044	9,104
Other financing activities	(1,714)	(986)
Net cash used in financing activities	(96,061)	(37,576)
Net decrease in cash and cash equivalents	(955)	(10,528)
Cash and cash equivalents at beginning of period	36,049	33,915
Cash and cash equivalents at end of period	$35,094	$23,387

Supplemental cash flow information:
Interest paid	$12,112	$14,540
Income taxes paid	13,688	11,875
Operating lease liabilities arising from obtaining right-of-use assets and other non-cash lease-related operating items	65,905	26,189
Non-cash financing and investing activities:
Finance lease liabilities arising from obtaining right-of-use assets	345	—
Property additions included in accrued expenses	35,456	24,754
Treasury stock repurchases included in accrued expenses	3,013	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries is a leading operator of membership warehouse clubs concentrated primarily in the eastern half of the United States. The Company provides a curated assortment focused on groceries, fresh foods, general merchandise, gasoline, and other ancillary services to deliver a differentiated shopping experience that is further enhanced by our omnichannel capabilities. Additionally, the Company provides access to coupon books and promotions to deliver further value to our members. As of May 4, 2024, the Company operated 244 warehouse clubs and 175 gas stations in 20 states.
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accompanying interim financial statements of BJ’s Wholesale Club Holdings, Inc. are unaudited and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial statements in accordance with GAAP.
The condensed consolidated balance sheet as of February 3, 2024 is derived from the audited consolidated balance sheet as of that date. The Company’s business, as is common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year 2023, as filed with the Securities and Exchange Commission on March 18, 2024.
(b) Fiscal Year
The Company follows the National Retail Federation’s fiscal calendar and reports financial information on a 52- or 53-week year ending on the Saturday closest to January 31. The thirteen-week periods ended May 4, 2024 and April 29, 2023 are referred to herein as the "first quarter of fiscal year 2024" and the "first quarter of fiscal year 2023," respectively. Operating results for the thirteen week period ended May 4, 2024 are not necessarily indicative of the results that may be expected for the 52-week fiscal year ending February 1, 2025.
(c) Recent Accounting Pronouncements and Policies
The Company’s accounting policies are set forth in the audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2023. There have been no material changes to these accounting policies and no accounting pronouncements adopted that had a material impact on the Company’s financial statements.
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 will require public companies to disclose, on an annual basis, a tabular reconciliation, using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory tax, further broken out by nature and/or jurisdiction. ASU 2023-09 requires all entities to disclose, on an annual basis, the amount of income taxes paid (net of refunds received), disaggregated between federal, state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact the adoption of this new pronouncement will have on its financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the segment reporting disclosures and requires disclosure of segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, amounts and description of its composition for other segment items, and interim disclosure of a reportable segment’s profit or loss and assets. Additionally, the amendments require the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and deciding how to allocate resources. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new pronouncement will have on its financial statement disclosures.
3. Revenue Recognition
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
In the first quarter of fiscal year 2023, the Company rebranded the rewards program. The former BJ's Perks Rewards membership program is now the Club+ program, whereby participating members earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJs and a 5-cent per gallon discount at BJ's gas locations. Cash back is in the form of electronic awards issued to each member once $10 in rewards have been earned. Earned rewards under the Club+ program do not expire.
The Company's co-branded credit card program is now the BJ's One and BJ's One+ program, which allows cardholders with the opportunity to earn up to 5% cash back on purchases made in BJ's clubs or online at bjs.com and up to a 15-cent per gallon discount on gasoline when paying with a BJ's One or BJ's One+ Mastercard at our BJ’s gas locations. Cash back is in the form of electronic awards issued to each member monthly on their credit card statement date. Earned rewards under the co-branded credit card program do not expire.
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
Contract Balances
The following table summarizes the Company's deferred revenue balance related to outstanding performance obligations for contracts with customers (in thousands):

	May 4, 2024	February 3, 2024	April 29, 2023
Current:
Rewards programs:
Earned award dollars	$53,334	$49,135	$36,573
Royalty revenue	4,982	4,593	4,053
Co-brand marketing & integration	3,710	4,181	7,409
Total rewards programs	62,026	57,909	48,035
Membership	234,411	231,440	192,723
Gift card programs	14,484	15,290	13,140
E-commerce sales	5,723	6,757	8,620
Long-term:
Rewards programs:
Co-brand marketing & integration	5,910	6,216	7,311
Total deferred revenue	$322,554	$317,612	$269,829
Current and long-term deferred revenue balances are included within accrued expenses and other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.
The following table summarizes the Company's revenue recognized during the period that was included in the opening deferred balance as of February 3, 2024 and January 28, 2023 (in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Rewards programs:
Earned award dollars	$49,135	34,676
Royalty revenue	4,593	17,877
Co-brand marketing & integration	776	3,889
Total rewards programs	54,504	56,442
Membership	97,790	83,082
Gift card programs	2,799	2,933
E-commerce sales	6,757	2,731
Total revenue	$161,850	$145,188
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
Disaggregation of Revenue
The Company’s club retail operations, which include retail club and other sales procured from our clubs and distribution centers, represent substantially all of its consolidated total revenues and are the Company’s only reportable segment.

Substantially all of the Company’s identifiable assets are located in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Grocery	71%	71%
General Merchandise and Services	10%	10%
Gasoline and Other	19%	19%

4. Debt and Credit Arrangements
The following table summarizes the Company’s debt (in thousands):

	May 4, 2024	February 3, 2024	April 29, 2023
ABL Revolving Facility	$270,000	$319,000	$400,000
First Lien Term Loan	400,000	400,000	450,000
Unamortized original issue discount and debt issuance costs	(1,491)	(1,568)	(1,996)
Less: Short-term debt	(270,000)	(319,000)	(400,000)
Long-term debt	$398,509	$398,432	$448,004
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
As of May 4, 2024, there was $270.0 million outstanding in loans under the ABL Revolving Facility and $18.4 million in outstanding letters of credit. The interest rate on the ABL Revolving Facility was 6.41% and unused capacity was $911.6 million. As of February 3, 2024 and April 29, 2023, the interest rate on the ABL Revolving Facility was 6.44% and 6.08%, respectively.
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
Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. As of May 4, 2024, the Company's net leverage ratio did not exceed 3.50 to 1.00, and therefore, no incremental principal payments were required. The First Lien Term Loan is subject to certain affirmative and negative covenants. It is secured on a senior basis by certain "fixed assets" of the Company and on a junior basis by certain "liquid" assets of the Company.
There was $400.0 million, $400.0 million, and $450.0 million outstanding under the First Lien Term Loan as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively. The interest rate on the First Lien Term Loan was 7.32%, 7.33%, and 7.58% at May 4, 2024, February 3, 2024, and April 29, 2023, respectively.
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
The 2018 Plan authorizes the issuance of 13,148,058 shares. If an award under the 2018 Plan is forfeited, expires, or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration, or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan. As of May 4, 2024, there were 4,519,493 shares available for future issuance under the 2018 Plan.
The following table summarizes the Company’s stock award activity during the thirteen weeks ended May 4, 2024 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares(a)	Weighted- Average Grant Date Fair Value
Outstanding, February 3, 2024	1,655	$20.53	621	$67.35	22	$62.13	677	$58.84
Granted (b)	—	—	—	—	358	74.65	425	76.65
Forfeited/canceled	—	—	(11)	72.23	(1)	74.64	(7)	70.12
Exercised/vested	(258)	22.74	(305)	61.65	—	—	(458)	44.31
Outstanding, May 4, 2024	1,397	$20.13	305	$72.86	379	$73.93	637	$69.44

(a)     Shares presented reflect a 100% payout, however, the actual payout for the remaining performance stock awards granted in fiscal year 2021 is expected to be 200%. Actual payout for the performance stock awards granted in each of fiscal year 2022 and 2023, which vest in fiscal year 2025 and 2026, respectively, could be below 100% or up to 200%. Actual payout for the performance stock awards granted in fiscal year 2024, which vest in fiscal year 2027, could be below 100% or up to 300%.
(b)     Includes 229 incremental performance stock awards granted in fiscal year 2021 with a weighted-average grant date fair value of $44.31, that vested in fiscal year 2024 at greater than 100% of target payout based on performance.
Stock-based compensation expense was $8.6 million and $10.0 million for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively.
On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective July 1, 2018. The aggregate number of shares of common stock reserved for issuance under the ESPP is equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the Company's board of directors. The amount of expense recognized related to the ESPP was $0.4 million and $0.3 million for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. As of May 4, 2024, there were 2,894,011 shares available for issuance under the ESPP.
7. Treasury Shares and Share Repurchase Program
Treasury Shares Acquired on Restricted Stock and Performance Stock Awards
The Company acquired 357,451 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock and performance stock awards in the thirteen weeks ended May 4, 2024, which was recorded as $26.7 million of treasury stock. The Company acquired 356,202 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock and performance stock awards in the thirteen weeks ended April 29, 2023, which was recorded as $27.1 million of treasury stock.
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
The Company repurchased 405,110 shares for $30.2 million and 204,040 shares for $15.3 million during the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. The Company accounts for treasury stock under the cost method based on the fair market value of the shares on the dates of repurchase plus any direct costs incurred.
As of May 4, 2024, $159.1 million remained available to purchase under the 2021 Repurchase Program.
8. Income Taxes
The Company projects the estimated annual effective tax rate for fiscal year 2024 to be 27.9%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.
The Company’s effective income tax rate from continuing operations was 24.4% and 32.6% for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. The decrease in income tax expense is primarily driven by higher tax benefits from stock-based compensation.
The Company is subject to taxation in the U.S. federal and various state taxing jurisdictions. The Company’s tax years from 2019 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities.

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
The gross carrying amount and fair value of the Company’s debt at May 4, 2024 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$270,000	$270,000
First Lien Term Loan	400,000	402,000
Total Debt	$670,000	$672,000
The gross carrying amount and fair value of the Company’s debt at February 3, 2024 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$319,000	$319,000
First Lien Term Loan	400,000	401,168
Total Debt	$719,000	$720,168
The gross carrying amount and fair value of the Company’s debt at April 29, 2023 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$400,000	$400,000
First Lien Term Loan	450,000	450,734
Total Debt	$850,000	$850,734
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

10. Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for the thirteen weeks ended May 4, 2024 and April 29, 2023 (in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Weighted-average shares of common stock outstanding, used for basic computation	132,397	133,312
Plus: Incremental shares of potentially dilutive securities	1,714	2,590
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	134,111	135,902
The table below summarizes awards that were excluded from the computation of diluted earnings for the thirteen weeks ended May 4, 2024 and April 29, 2023, as their inclusion would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Stock-based awards	328	103

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
•    risks relating to our ability to implement our growth strategy by opening new clubs, and gasoline stations; and
•    the other risk factors identified in our filings with the Securities and Exchange Commission, including in particular those set forth under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (the "Annual Report on Form 10-K for the fiscal year 2023") and our other filings with the Securities and Exchange Commission.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to promote an understanding of the results of operations and financial condition of the Company and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year 2023. The following discussion may contain forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled "Forward-Looking Statements" and in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year 2023.
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2024" relate to the 52 weeks ending February 1, 2025, and references herein to "fiscal year 2023" relate to the 53 weeks ended February 3, 2024. The first quarter of fiscal year 2024 ended on May 4, 2024, and the first quarter of fiscal year 2023 ended on April 29, 2023, and both include thirteen weeks.
Overview
BJ’s Wholesale Club is a leading operator of membership warehouse clubs concentrated primarily on the eastern half of the United States. We deliver significant value to our members, consistently offering 25% or more savings on a representative basket of manufacturer-branded groceries compared to traditional supermarket competitors. The Company provides a curated assortment focused on groceries, fresh foods, general merchandise, gasoline, and other ancillary services to deliver a differentiated shopping experience that is further enhanced by our omnichannel capabilities. Additionally, the Company provides access to coupon books and promotions to deliver further value to our members.
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 244 large-format, high volume warehouse clubs and 176 gas stations spanning 20 states as of the date of this filing. In our core New England market, which has high population density and generates a disproportionate part of U.S. gross domestic product, we operate more than three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club ("BOPIC") service, curbside delivery, same-day home delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces where members receive the same preferential pricing as in-club shoppers by linking their membership. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for either unlimited or twelve same-day grocery deliveries over a one-year period.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have over 7 million members paying annual fees to gain access to savings on groceries and general merchandise and services. The annual membership fee for our Club Card membership is generally $55, and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, is generally $110. We believe that members can save over ten times their $55 Club Card membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented approximately $4.1 billion in annual sales for fiscal year 2023. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $429.5 million for the trailing twelve-months ended May 4, 2024.
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
Size and loyalty of membership base
The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for over 25 consecutive years and the quality of our membership mix is strong as evidenced by our higher tier penetration growth in the first thirteen weeks of fiscal year 2024. Our tenured membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 90% at the end of fiscal year 2023.
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
Infrastructure investment
Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that expanding our club footprint, bringing substantially all of our end-to-end perishable supply chain in-house, enhancing our information systems, including our distribution center and transportation management systems, and investing in hardware, software, and digitally enabled shopping capabilities for convenience, such as BOPIC, ExpressPay, curbside pickup, and same day home delivery will enable us to replicate our profitable club format and provide a differentiated shopping experience. We expect these infrastructure investments to support our successful operating model across our club operations.
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
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended
(dollars in thousands, except per share amounts)	May 4, 2024	April 29, 2023
Net sales	$4,807,129	$4,620,620
Membership fee income	111,390	102,522
Total revenues	4,918,519	4,723,142
Cost of sales	4,035,129	3,843,150
Selling, general and administrative expenses	721,771	689,328
Pre-opening expenses	864	3,894
Operating income	160,755	186,770
Interest expense, net	13,951	14,690
Income from continuing operations before income taxes	146,804	172,080
Provision for income taxes	35,785	56,092
Income from continuing operations	111,019	115,988
Income from discontinued operations, net of income taxes	—	89
Net income	$111,019	$116,077

Weighted-average shares outstanding—basic	132,397	133,312
Basic EPS(a)	$0.84	$0.87

Weighted-average shares outstanding—diluted	134,111	135,902
Diluted EPS(a)	$0.83	$0.85

Operational Data:
Total clubs at end of period	244	237
Comparable club sales (b)	1.6%	2.0%
Merchandise comparable club sales (b)	0.6%	5.7%
Adjusted net income (b)	$113,408	$115,646
Adjusted EPS (b)	0.85	0.85
Adjusted EBITDA (b) (c)	236,386	251,538
Net cash provided by operating activities	200,847	119,132
Adjusted free cash flow (b)	95,106	27,048
(a) Basic and diluted EPS are calculated using net income.
(b) See "Non-GAAP Financial Measures" and "Liquidity and Capital Resources" within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for definitions.
(c) Adjusted EBITDA for the thirteen weeks ended April 29, 2023 has been recast to exclude adjustments for pre-opening expenses and non-cash rent expense to conform to the current period definition.
Net Sales
Net sales are derived from direct retail sales to our customers, net of merchandise returns and discounts. Fluctuations in net sales are impacted by opening new clubs and gas stations and comparable club sales.
Net sales for the first quarter of fiscal year 2024 were $4.8 billion, a 4.0% increase from net sales reported for the first quarter of fiscal year 2023 of $4.6 billion. The increase was due primarily to growth in units sold, particularly in perishables and the grocery division, as well as gallons sold at our gas stations.

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

Thirteen Weeks Ended
May 4, 2024
Comparable club sales	1.6%
Less: impact from gasoline sales	1.0%
Merchandise comparable club sales	0.6%

Merchandise comparable club sales represents comparable club sales from all merchandise other than our gasoline operations for the applicable period. Merchandise comparable club sales increased 0.6% in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023, primarily driven by an increase in sales of groceries of 1.4%, partially offset by a decrease in sales of general merchandise and services of approximately 4.8%.
In the grocery division, growth was led by fresh produce, dairy, nutrition, fresh beef, vitamins, paper, and household cleaning categories when compared to the first quarter of fiscal year 2023, partially offset by a decrease in sales of beverages and snacks.
General merchandise and services decreased in the first quarter of fiscal year 2024 compared to the first quarter of fiscal year 2023, primarily driven by the impact of our co-brand credit card economics as we cycle past the anniversary of the rebranded program launch in the first quarter of fiscal year 2023, as well as lower consumer spending in seasonal categories. The overall decrease was partially offset by increased demand for certain general merchandise categories, including home merchandise, consumer electronics, and apparel.
The impact of gasoline sales is a result of an increase in comparable gallons sold in the first quarter of fiscal 2024 as compared to the first quarter of fiscal year 2023, partially offset by a decline in retail prices.
Membership fee income
We continue to see growth in the size of our membership base and continued quality.
Membership fee income was $111.4 million in the first quarter of fiscal year 2024 compared to $102.5 million in the first quarter of fiscal year 2023, an 8.6% increase. The increase was primarily driven by strength in membership acquisition and retention across both new and existing clubs. In addition to our new club opening in the first quarter of fiscal year 2024, we also continued to add new members from the five new clubs that opened in the fourth quarter of fiscal year 2023.
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

Cost of sales was $4.0 billion, or 83.9% of net sales, in the first quarter of fiscal year 2024 compared to $3.8 billion, or 83.2% of net sales, in the first quarter of fiscal year 2023. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, decreased 50 basis points compared to the prior year period, primarily driven by the impact of our co-brand credit card economics as we cycle past the anniversary of the rebranded program launch in the first quarter of fiscal year 2023.
Selling, general and administrative expenses
SG&A consists of various expenses related to supporting and facilitating the sale of merchandise in our clubs, including the following: payroll and payroll benefits for team members; rent, depreciation, and other occupancy costs for retail and corporate locations; share-based compensation, advertising expenses; tender costs, including credit and debit card fees; amortization of intangible assets; and consulting, legal, insurance, restructuring charges, and other professional services expenses.
SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. We expect that our SG&A will increase in future periods due to investments in comparable club sales growth and our expanding footprint as we open new clubs. In addition, any future increases in wages or stock-based grants or modifications will increase our SG&A.
SG&A increased by 4.7% to $721.8 million in the first quarter of fiscal year 2024 from $689.3 million in the first quarter of fiscal year 2023. The increase in SG&A was primarily driven by increased labor and occupancy costs as a result of new club and gas station openings, as well as other continued investments to drive strategic priorities, such as the restructuring of certain corporate functions. Additionally, an increase in the number of owned clubs has resulted in increased depreciation expense. We remain focused on investing in member engagement, marketing and digital strategies.
Pre-opening expenses
Pre-opening expenses include startup costs for new clubs and costs for relocated clubs. Expenses will vary based on the number of club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $0.9 million in the first quarter of fiscal year 2024 compared to $3.9 million in the first quarter of fiscal year 2023. Pre-opening expenses decreased due to timing of spend and the number of club openings year-over-year.
Interest expense, net
Interest expense, net was $14.0 million in the first quarter of fiscal year 2024 compared to $14.7 million in the first quarter of fiscal year 2023. The decrease was primarily due to a reduction in outstanding borrowings as well as fluctuations in interest rates year-over-year.
Provision for income taxes
Income tax expense decreased to $35.8 million in the first quarter of fiscal 2024 compared to $56.1 million in the first quarter of fiscal 2023. The decrease in income tax expense is primarily driven by higher tax benefits from stock-based compensation.
Non-GAAP Financial Measures
The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with GAAP. In addition to relevant GAAP measures we also provide non-GAAP measures, including adjusted EBITDA, comparable club sales, adjusted free cash flow, adjusted net income and adjusted net income per diluted share ("adjusted EPS") because management believes these metrics are useful to investors and analysts by excluding items that we do not believe are indicative of our core operating performance. These measures are customary for our industry and commonly used by competitors. These non-GAAP financial measures should not be reviewed in isolation or considered as an alternative to any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, adjusted EBITDA, comparable club sales, adjusted free cash flow, adjusted net income and adjusted EPS share may not be comparable to similarly titled measures used by other companies in our industry or across different industries. See Results of Operations above for our comparable club sales and merchandise comparable club sales results. Adjusted free cash flow is discussed within the Liquidity and Capital Resources section below.
Adjusted Net Income
The adjusted net income and adjusted EPS metrics are important measures used by management to compare the performance of core operating results between periods. We define adjusted net income as net income as reported, adjusted for non-recurring, infrequent, or unusual charges, including restructuring charges, and other adjustments that the Company believes appropriate, net of the tax impact of such adjustments. We define adjusted EPS as adjusted net income divided by the weighted-average diluted shares outstanding.
We believe adjusted net income and adjusted EPS are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net income and net income per diluted share because adjusted items are not the result of our normal operations.

	Thirteen Weeks Ended
(in thousands, except per share amounts)	May 4, 2024	April 29, 2023
Net income as reported	$111,019	$116,077
Adjustments:
Restructuring (a)	3,307	—
Other adjustments (b)	—	(601)
Tax impact of adjustments to net income (c)	(918)	170
Adjusted net income	$113,408	$115,646

Weighted-average shares outstanding—diluted	134,111	135,902
Adjusted EPS (d)	$0.85	$0.85

(a)Represents charges related to the restructuring of certain corporate functions, including costs for severance, retention, outplacement, consulting fees, and other third-party fees.
(b)Other non-cash items related to the reclassification into earnings of accumulated other comprehensive income / loss associated with the de-designation of hedge accounting and other adjustments.
(c)Represents the tax effect of the above adjustments at a statutory tax rate of approximately 28%.
(d)Adjusted EPS is measured using weighted-average diluted shares outstanding.
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

The following is a reconciliation of our income from continuing operations to Adjusted EBITDA and Adjusted EBITDA as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Income from continuing operations	$111,019	$115,988
Interest expense, net	13,951	14,690
Provision for income taxes	35,785	56,092
Depreciation and amortization	63,422	54,190
Stock-based compensation expense	8,590	10,007
Restructuring (a)	3,307	—
Other adjustments (b)	312	571
Adjusted EBITDA (c)	$236,386	$251,538
Adjusted EBITDA as a percentage of net sales	4.9%	5.4%

(a)    Represents charges related to the restructuring of certain corporate functions, including costs for severance, retention, outplacement, consulting fees, and other third-party fees.
(b)    Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.
(c)    Adjusted EBITDA for the thirteen weeks ended April 29, 2023 has been recast to exclude adjustments for pre-opening expenses and non-cash rent to conform to the current period definition.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Revolving Facility. As of May 4, 2024, cash and cash equivalents totaled $35.1 million and we had $911.6 million of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures; fund possible acquisitions; fund share repurchases and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.
In the first three months of fiscal year 2024, we repurchased 405,110 shares under the 2021 Repurchase Program for a total purchase price of $30.2 million.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Net cash provided by operating activities	$200,847	$119,132
Net cash used in investing activities	(105,741)	(92,084)
Net cash used in financing activities	(96,061)	(37,576)
Net decrease in cash and cash equivalents	$(955)	$(10,528)

Net Operating Cash Flows
Net cash provided by operating activities was $200.8 million for the first three months of fiscal year 2024 compared to $119.1 million for the first three months of fiscal year 2023. The $81.7 million increase was primarily due to fluctuations in working capital including $75.0 million related to merchandise inventories as well as $24.3 million related to accrued expenses, primarily driven by the change in accrued incentive compensation as a result of differences in the expected achievement from period-to-period. The increase in net operating cash flows was partially offset by $18.4 million related to accounts receivable due to timing of vendor and customer cash receipts, as well as a $5.1 million decrease in net income.
Our net cash from operating activities can fluctuate from period to period due to several factors, including: the timing and mix of sales, which are typically higher in the second and fourth quarters due to seasonality; the timing of inventory purchases as the Company prepares for holiday seasons; lease-related activity; and income tax and other payments.
Net Investing Cash Flows
Net cash used in investing activities was $105.7 million for the first three months of fiscal year 2024, compared to $92.1 million for the first three months of fiscal year 2023. This fluctuation is driven by an increase in capital spending of $13.7 million due to an increase in the number of owned clubs.
Net Financing Cash Flows
Net cash used in financing activities for the first three months of fiscal year 2024 was $96.1 million, compared to $37.6 million for the first three months of fiscal year 2023. The increase in cash used is primarily due to a $44.0 million increase in net payments on our ABL Revolving Facility due to our increased borrowings as well as an increase of $14.9 million for the acquisition of treasury stock compared to the prior year period, partially offset by an increase in net cash received from stock option exercises of $4.2 million.
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
The following is a reconciliation of our net cash provided by operating activities to adjusted free cash flow for the periods presented:

	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Net cash provided by operating activities	$200,847	$119,132
Less: Additions to property and equipment, net of disposals	(105,741)	(92,084)
Plus: Proceeds from sale-leaseback transactions	—	—
Adjusted free cash flow	$95,106	$27,048
Adjusted free cash flow increased to $95.1 million for the first quarter of fiscal year 2024 compared to $27.0 million for the first quarter of fiscal year 2023. The increase is primarily the result of increased cash flows from operating activities due to fluctuations in working capital, partially offset by an increase in capital spending compared to the prior year.
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

At May 4, 2024, there was $270.0 million outstanding in loans under the ABL Revolving Facility and $18.4 million in outstanding letters of credit. The interest rate on the revolving credit facility was 6.41% and unused capacity was $911.6 million.
At May 4, 2024, the interest rate for the First Lien Term Loan was 7.32% and there was $400.0 million outstanding.
Material Cash Commitments
Our material cash commitments consist primarily of debt obligations, interest payments, leases, and purchase orders for merchandise inventory. These material cash commitments impact our short-term and long-term liquidity and capital needs. As of May 4, 2024, other than those items related to the ordinary course of operations of our business such as inventory purchases, new leases and lease amendments, there were no material changes to our material cash commitments from those described in our Annual Report on Form 10-K for the fiscal year 2023.
Critical Accounting Policies and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. There were no material changes in critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates," in our Annual Report on Form 10-K for the fiscal year 2023 for a complete list of our Critical Accounting Policies and Estimates.
Recent Accounting Pronouncements
The Company’s accounting policies are set forth in the audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2023. There have been no material changes to these accounting policies and no accounting pronouncements adopted that had a material impact on the Company’s financial statements.
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 will require public companies to disclose, on an annual basis, a tabular reconciliation, using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory tax, further broken out by nature and/or jurisdiction. ASU 2023-09 requires all entities to disclose, on an annual basis, the amount of income taxes paid (net of refunds received), disaggregated between federal, state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact the adoption of this new pronouncement will have on its financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the segment reporting disclosures and requires disclosure of segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, amounts and description of its composition for other segment items, and interim disclosure of a reportable segment’s profit or loss and assets. Additionally, the amendments require the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and deciding how to allocate resources. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new pronouncement will have on its financial statement disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
As of May 4, 2024, our total debt outstanding was $670.0 million, which included $270.0 million under our ABL Revolving Facility and $400.0 million under our First Lien Term Loan at interest rates of 6.41% and 7.32%, respectively. See “Note 7. Debt and Credit Arrangements” of our consolidated financial statements included in our Annual Report on Form 10-K for additional information. A 100 basis point change in prevailing market rates would cause annual interest costs to change by approximately $7.2 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 4, 2024.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the first quarter of fiscal year 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c) (in thousands)
February 4, 2024 to March 2, 2024	6,688	$64.41	6,688	$188,863
March 3, 2024 to April 6, 2024	441,902	74.60	84,868	182,546
April 7, 2024 to May 4, 2024	313,971	74.85	313,554	159,077
Total	762,561		405,110

(a)Includes 357,034 shares of common stock for the period March 3, 2024 to April 6, 2024 and 417 shares of common stock for the period April 7, 2024 to May 4, 2024 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock and performance stock awards. See Note 7 "Treasury Shares and Share Repurchase Programs" of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
(b)Excludes the impact of excise tax imposed on share repurchases pursuant to the Inflation Reduction Act.
(c)On November 18, 2021, the Company announced that on November 16, 2021, the Company's board of directors approved the 2021 Repurchase Program, that allows the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expires in January 2025.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
10b5-1 Trading Plans
On April 16, 2024, Mr. Graham Luce, executive vice president, secretary of the company, adopted a trading arrangement with respect to the sale of securities of the company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Luce’s Rule 10b5-1 Trading Plan, which has a term of twelve months, provides for the sale of up to 16,596 shares of common stock pursuant to the terms of the plan.
On April 17, 2024, Mr. William Werner, executive vice president, strategy and development, adopted a Rule 10b5-1 Trading Plan. Mr. Werner’s Rule 10b5-1 Trading Plan, which has a term of twelve months, provides for the sale of up to 35,163 shares of common stock pursuant to the terms of the plan.
On April 18, 2024, Mr. Jeff Desroches, executive vice president, chief operations officer of the company, adopted a Rule 10b5-1 Trading Plan. Mr. Desroches’ Rule 10b5-1 Trading Plan, which has a term of twelve months, provides for the sale of up to 28,842 shares of common stock pursuant to the terms of the plan.
On April 18, 2024, Mr. Joseph McGrail, senior vice president, controller of the company, adopted a Rule 10b5-1 Trading Plan. Mr. McGrail’s Rule 10b5-1 Trading Plan, which has a term of four months, provides for the sale of up to 1,000 shares of common stock pursuant to the terms of the plan.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1	Amended and Restated Non-Employee Director Compensation Policy, effective as of March 5, 2024 (filed herewith).
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: May 30, 2024	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)