Form 10-Q
period 2024-08-03
BJ's Wholesale Club Holdings, Inc.
filed 2024-08-29
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 21, 2024, the registrant had 132,585,558 shares of common stock, $0.01 par value per share, outstanding.

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
•"ESPP" means the Company's Employee Stock Purchase Plan; and
•"SOFR" means the Secured Overnight Financing Rate.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	August 3, 2024	February 3, 2024	July 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$38,058	$36,049	$26,210
Accounts receivable, net	248,491	234,769	200,279
Merchandise inventories	1,546,211	1,454,822	1,540,508
Prepaid expenses and other current assets	82,333	68,366	76,309
Total current assets	1,915,093	1,794,006	1,843,306
Operating lease right-of-use assets, net	2,150,965	2,140,482	2,165,125
Property and equipment, net	1,697,139	1,578,792	1,428,576
Goodwill	1,008,816	1,008,816	1,008,816
Intangibles, net	104,370	107,632	111,568
Deferred income taxes	3,548	4,071	7,928
Other assets	49,971	43,823	38,577
Total assets	$6,929,902	$6,677,622	$6,603,896
LIABILITIES
Current liabilities:
Short-term debt	$217,000	$319,000	$411,000
Current portion of operating lease liabilities	162,777	153,631	179,423
Accounts payable	1,285,733	1,183,281	1,226,490
Accrued expenses and other current liabilities	858,240	812,136	774,235
Total current liabilities	2,523,750	2,468,048	2,591,148
Long-term operating lease liabilities	2,058,071	2,050,883	2,075,058
Long-term debt	398,586	398,432	448,135
Deferred income taxes	70,976	74,773	64,095
Other non-current liabilities	223,612	226,635	194,171
Commitments and contingencies (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 148,757 shares issued and 132,766 outstanding at August 3, 2024; 147,544 shares issued and 132,768 outstanding at February 3, 2024; and 147,443 shares issued and 133,720 outstanding at July 29, 2023	1,488	1,475	1,474
Additional paid-in capital	1,044,196	1,006,409	983,366
Retained earnings	1,424,238	1,168,231	891,892
Accumulated other comprehensive income	501	501	1,049
Treasury stock, at cost, 15,991 shares at August 3, 2024; 14,776 shares at February 3, 2024; and 13,723 shares at July 29, 2023	(815,516)	(717,765)	(646,492)
Total stockholders’ equity	1,654,907	1,458,851	1,231,289
Total liabilities and stockholders’ equity	$6,929,902	$6,677,622	$6,603,896
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	August 3, 2024	July 29, 2023
Net sales	$5,092,279	$4,859,842
Membership fee income	113,116	103,698
Total revenues	5,205,395	4,963,540
Cost of sales	4,248,819	4,066,727
Selling, general and administrative expenses	750,323	694,960
Pre-opening expenses	2,578	1,584
Operating income	203,675	200,269
Interest expense, net	12,755	16,274
Income from operations before income taxes	190,920	183,995
Provision for income taxes	45,932	52,670
Net income	$144,988	$131,325

Income per share attributable to common stockholders—basic:	$1.09	$0.99
Income per share attributable to common stockholders—diluted:	1.08	0.97

Weighted-average shares of common stock outstanding:
Basic	132,431	133,317
Diluted	133,849	135,129

Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income	$144,988	$131,325
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023
Net sales	$9,899,408	$9,480,462
Membership fee income	224,506	206,220
Total revenues	10,123,914	9,686,682
Cost of sales	8,283,948	7,909,877
Selling, general and administrative expenses	1,472,094	1,384,288
Pre-opening expenses	3,442	5,478
Operating income	364,430	387,039
Interest expense, net	26,706	30,964
Income from continuing operations before income taxes	337,724	356,075
Provision for income taxes	81,717	108,762
Income from continuing operations	256,007	247,313
Income from discontinued operations, net of income taxes	—	89
Net income	$256,007	$247,402
Income per share attributable to common stockholders—basic:
Income from continuing operations	$1.93	$1.86
Income from discontinued operations	—	—
Net income	$1.93	$1.86
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$1.91	$1.82
Income from discontinued operations	—	0.01
Net income	$1.91	$1.83
Weighted-average shares of common stock outstanding:
Basic	132,414	133,314
Diluted	133,980	135,515

Other comprehensive loss:
Amounts released from other comprehensive income, net of tax	$—	$(501)
Total other comprehensive loss	—	(501)
Total comprehensive income	$256,007	$246,901
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, February 3, 2024	147,544	$1,475	$1,006,409	$1,168,231	$501	(14,776)	$(717,765)	$1,458,851
Net income	—	—	—	111,019	—	—	—	111,019
Common stock issued under stock incentive plans	703	7	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	8,590	—	—	—	—	8,590
Exercise of stock options	—	—	5,865	—	—	—	—	5,865
Acquisition of treasury stock	—	—	—	—	—	(763)	(56,905)	(56,905)
Balance, May 4, 2024	148,247	$1,482	$1,020,857	$1,279,250	$501	(15,539)	$(774,670)	$1,527,420
Net income	—	—	—	144,988	—	—	—	144,988
Common stock issued under stock incentive plans	450	5	(5)	—	—	—	—	—
Common stock issued under ESPP	60	1	3,410	—	—	—	—	3,411
Stock-based compensation expense	—	—	10,336	—	—	—	—	10,336
Exercise of stock options	—	—	9,598	—	—	—	—	9,598
Acquisition of treasury stock	—	—	—	—	—	(452)	(40,846)	(40,846)
Balance, August 3, 2024	148,757	$1,488	$1,044,196	$1,424,238	$501	(15,991)	$(815,516)	$1,654,907

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 28, 2023	146,347	$1,463	$958,555	$644,490	$1,550	(12,444)	$(559,221)	$1,046,837
Net income	—	—	—	116,077	—	—	—	116,077
Other comprehensive loss, net of tax	—	—	—	—	(501)	—	—	(501)
Common stock issued under stock incentive plans	1,033	10	(10)	—	—	—	—	—
Stock-based compensation expense	—	—	10,007	—	—	—	—	10,007
Exercise of stock options	—	—	1,675	—	—	—	—	1,675
Acquisition of treasury stock	—	—	—	—	—	(560)	(42,369)	(42,369)
Balance, April 29, 2023	147,380	$1,473	$970,227	$760,567	$1,049	(13,004)	$(601,590)	$1,131,726
Net income	—	—	—	131,325	—	—	—	131,325
Common stock issued under stock incentive plans	2	—	—	—	—	—	—	—
Common stock issued under ESPP	61	1	3,254	—	—	—	—	3,255
Stock-based compensation expense	—	—	9,624	—	—	—	—	9,624
Exercise of stock options	—	—	261	—	—	—	—	261
Acquisition of treasury stock	—	—	—	—	—	(719)	(44,902)	(44,902)
Balance, July 29, 2023	147,443	$1,474	$983,366	$891,892	$1,049	(13,723)	$(646,492)	$1,231,289
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$256,007	$247,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,559	109,015
Amortization of debt issuance costs and accretion of original issue discount	554	655
Stock-based compensation expense	18,926	19,631
Deferred income tax (benefit) provision	(3,274)	10,641
Changes in operating leases and other non-cash items	6,479	762
Increase (decrease) in cash due to changes in:
Accounts receivable, net	(20,006)	39,797
Merchandise inventories	(91,389)	(161,957)
Prepaid expenses and other current assets	(3,002)	(14,083)
Other assets	(6,548)	(8,038)
Accounts payable	102,452	30,793
Accrued expenses and other current liabilities	34,312	(3,606)
Other non-current liabilities	(872)	(1,512)
Net cash provided by operating activities	422,198	269,500
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(239,620)	(214,240)
Proceeds from sale-leaseback transactions	—	5,988
Net cash used in investing activities	(239,620)	(208,252)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	366,000	312,000
Payments on revolving lines of credit	(468,000)	(306,000)
Net cash received from stock option exercises	15,463	1,571
Net cash received from ESPP	3,411	3,255
Acquisition of treasury stock	(99,965)	(87,271)
Proceeds from financing obligations	6,008	9,058
Other financing activities	(3,486)	(1,566)
Net cash used in financing activities	(180,569)	(68,953)
Net increase (decrease) in cash and cash equivalents	2,009	(7,705)
Cash and cash equivalents at beginning of period	36,049	33,915
Cash and cash equivalents at end of period	$38,058	$26,210

Supplemental cash flow information:
Interest paid	$22,961	$28,509
Income taxes paid	96,412	113,016
Operating lease liabilities arising from obtaining right-of-use assets and other non-cash lease-related operating items	104,306	111,465
Non-cash financing and investing activities:
Finance lease liabilities arising from obtaining right-of-use assets	758	1,449
Property additions included in accrued expenses	40,739	30,535
Treasury stock repurchases included in accrued expenses	1,150	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries is a leading operator of membership warehouse clubs concentrated primarily in the eastern half of the United States. The Company provides a curated assortment focused on groceries, fresh foods, general merchandise, gasoline, and other ancillary services to deliver a differentiated shopping experience that is further enhanced by our omnichannel capabilities. Additionally, the Company provides access to coupons and promotions to deliver further value to our members. As of August 3, 2024, the Company operated 244 warehouse clubs and 178 gas stations in 20 states.
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
(b) Fiscal Year
The Company follows the National Retail Federation’s fiscal calendar and reports financial information on a 52- or 53-week year ending on the Saturday closest to January 31. The thirteen-week periods ended August 3, 2024 and July 29, 2023 are referred to herein as the "second quarter of fiscal year 2024" and the "second quarter of fiscal year 2023," respectively. The twenty-six week periods ended August 3, 2024 and July 29, 2023 are referred to herein as the "twenty-six weeks ended August 3, 2024" and the "twenty-six weeks ended July 29, 2023," respectively. Operating results for the thirteen week and twenty-six week periods ended August 3, 2024 are not necessarily indicative of the results that may be expected for the 52-week fiscal year ending February 1, 2025.
(c) Recent Accounting Pronouncements and Policies
The Company’s accounting policies are set forth in the audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2023. There have been no material changes to these accounting policies and no accounting pronouncements adopted that had a material impact on the Company’s financial statements.
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 will require public companies to disclose, on an annual basis, a tabular reconciliation, using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory tax, further broken out by nature and/or jurisdiction. ASU 2023-09 requires all entities to disclose, on an annual basis, the amount of income taxes paid (net of refunds received), disaggregated between federal, state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The new standard is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact the adoption of this new pronouncement will have on its financial statement disclosures.
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
3. Revenue Recognition
Net sales
The Company recognizes net sales at clubs and gas stations when the customer takes possession of the goods and tenders payment. Sales tax is recorded as a liability at the point-of-sale. Revenue is recorded at the point-of-sale based on the transaction price, net of any applicable discounts, sales tax, and expected refunds. For e-commerce sales, the Company recognizes sales when control of the merchandise is transferred to the customer, which is typically at the time of shipment.
Rewards programs
The Company’s BJ’s Perks Rewards membership program which was in place in fiscal year 2022 and the first month of fiscal year 2023, allowed participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ’s. The Company also offered a co-branded credit card program, the My BJ’s Perks program, which allowed My BJ’s Perks Mastercard credit card holders to earn up to a 10-cent per gallon discount on gasoline, up to 5% cash back on eligible purchases made in BJ’s clubs or online at bjs.com, and up to 2% cash back on purchases made with the card outside of BJ’s. Cash back was in the form of electronic awards issued in $10 increments that could be used online or in-club and expired six months from the date issued.
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
Contract Balances
The following table summarizes the Company's deferred revenue balance related to outstanding performance obligations for contracts with customers (in thousands):

	August 3, 2024	February 3, 2024	July 29, 2023
Current:
Rewards programs:
Earned award dollars	$55,688	$49,135	$43,134
Royalty revenue	5,688	4,593	5,648
Co-brand marketing & integration	4,075	4,181	4,726
Total rewards programs	65,451	57,909	53,508
Membership	240,804	231,440	195,251
Gift card programs	14,885	15,290	13,427
E-commerce sales	7,193	6,757	7,442
Long-term:
Rewards programs:
Co-brand marketing & integration	4,689	6,216	7,218
Total deferred revenue	$333,022	$317,612	$276,846
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
The following table summarizes the Company's revenue recognized during the period that was included in the opening deferred balance as of February 3, 2024 and January 28, 2023 (in thousands):

	Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023
Rewards programs:
Earned award dollars	$49,135	34,676
Royalty revenue	4,593	17,877
Co-brand marketing & integration	1,632	6,665
Total rewards programs	55,360	59,218
Membership	169,139	141,173
Gift card programs	3,868	4,064
E-commerce sales	6,757	2,731
Total revenue	$235,124	$207,186
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
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Grocery	70%	70%	70%	71%
General Merchandise and Services	11%	11%	11%	10%
Gasoline and Other	19%	19%	19%	19%

4. Debt and Credit Arrangements
The following table summarizes the Company’s debt (in thousands):

	August 3, 2024	February 3, 2024	July 29, 2023
ABL Revolving Facility	$217,000	$319,000	$411,000
First Lien Term Loan	400,000	400,000	450,000
Unamortized original issue discount and debt issuance costs	(1,414)	(1,568)	(1,865)
Less: Short-term debt	(217,000)	(319,000)	(411,000)
Long-term debt	$398,586	$398,432	$448,135
ABL Revolving Facility
On July 28, 2022, the Company entered into the ABL Revolving Facility with an ABL Revolving Commitment of $1.2 billion pursuant to that certain credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent and collateral agent, and the other lenders party thereto. The maturity date of the ABL Revolving Facility is July 28, 2027.
Revolving loans under the ABL Revolving Facility are available in an aggregate amount equal to the lesser of the aggregate ABL Revolving Commitment or a borrowing base based on the value of certain inventory and accounts and credit card receivables, subject to specified advance rebates and reserves as set forth in the Credit Agreement. Indebtedness under the ABL Revolving Facility is secured by substantially all of the assets (other than real estate) of the Company and its subsidiaries, subject to customary exceptions. As amended, interest on the ABL Revolving Facility is calculated either at SOFR plus a range of 100 to 125 basis points or a base rate plus 0 to 25 basis points, based on excess availability. The Company will also pay an unused commitment fee of 20 basis points per annum on the unused ABL Revolving Commitment. Each borrowing is for a period of one, three, or six months, as selected by the Company, or for such other period that is twelve months or less requested by the Company and consented to by the lenders and administrative agent.
The ABL Revolving Facility places certain restrictions (i.e., covenants) upon the Borrower’s, and its subsidiaries’, ability to, among other things, incur additional indebtedness, pay dividends, and make certain loans, investments, and divestitures. The ABL Revolving Facility contains customary events of default (including payment defaults, cross-defaults to certain of our other indebtedness, breach of representations and covenants and change of control). The occurrence of an event of default under the ABL Revolving Facility would permit the lenders to accelerate the indebtedness and terminate the ABL Revolving Facility.
As of August 3, 2024, there was $217.0 million outstanding in loans under the ABL Revolving Facility and $15.9 million in outstanding letters of credit. The interest rate on the ABL Revolving Facility was 6.44% and unused capacity was $926.6 million. As of February 3, 2024 and July 29, 2023, the interest rate on the ABL Revolving Facility was 6.44% and 6.42%, respectively.
First Lien Term Loan
On October 12, 2023, the Company entered into an amendment (the “Fourth Amendment”) to the First Lien Term Loan Credit Agreement, with Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent and the lenders party thereto. Deutsche Bank Securities Inc. acted as the left lead arranger and bookrunner, and Nomura Securities International, Inc., BofA Securities, Inc., and Wells Fargo Securities LLC acted as joint lead arrangers and joint bookrunners of the Fourth Amendment.
The Fourth Amendment, among other things, extended the maturity date with respect to the term loans outstanding under the First Lien Term Loan Credit Agreement from February 3, 2027 to February 3, 2029. In addition, the Fourth Amendment reduced applicable margin in respect of the interest rate from SOFR plus 275 basis points per annum to SOFR plus 200 basis points per annum.
Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. As of August 3, 2024, the Company's net leverage ratio did not exceed 3.50 to 1.00, and therefore, no incremental principal payments were required. The First Lien Term Loan is subject to certain affirmative and negative covenants. It is secured on a senior basis by certain "fixed assets" of the Company and on a junior basis by certain "liquid" assets of the Company.
There was $400.0 million, $400.0 million, and $450.0 million outstanding under the First Lien Term Loan as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively. The interest rate on the First Lien Term Loan was 7.33%, 7.33%, and 7.89% at August 3, 2024, February 3, 2024, and July 29, 2023, respectively.
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
The 2018 Plan authorizes the issuance of 13,148,058 shares. If an award under the 2018 Plan is forfeited, expires, or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration, or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan. As of August 3, 2024, there were 4,517,210 shares available for future issuance under the 2018 Plan.
The following table summarizes the Company’s stock award activity during the twenty-six weeks ended August 3, 2024 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares(a)	Weighted- Average Grant Date Fair Value
Outstanding, February 3, 2024	1,655	$20.53	621	$67.35	22	$62.13	677	$58.84
Granted (b)	—	—	—	—	377	75.32	425	76.65
Forfeited/canceled	—	—	(17)	72.76	(8)	74.64	(10)	71.07
Exercised/vested	(692)	22.36	(306)	61.68	(22)	62.13	(458)	44.31
Outstanding, August 3, 2024	963	$19.23	298	$72.86	369	$75.34	634	$69.42

(a) Shares outstanding reflect a 100% payout, however, the actual payout for the remaining performance stock awards granted in fiscal year 2021 is expected to be 200%. Actual payout for the performance stock awards granted in each of fiscal year 2022 and 2023, which vest in fiscal year 2025 and 2026, respectively, could be below 100% or up to 200%. Actual payout for the performance stock awards granted in fiscal year 2024, which vest in fiscal year 2027, could be below 100% or up to 300%.
(b) Includes 229 incremental performance stock awards granted in fiscal year 2021 with a weighted-average grant date fair value of $44.31, that vested in fiscal year 2024 at greater than 100% of target payout based on performance.
Stock-based compensation expense was $10.3 million and $9.6 million for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively, and $18.9 million and $19.6 million for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively.
On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective July 1, 2018. The aggregate number of shares of common stock reserved for issuance under the ESPP is equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the Company's board of directors. The amount of expense recognized related to the ESPP was $0.3 million and $0.4 million for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively, and $0.8 million and $0.7 million for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively. As of August 3, 2024, there were 2,834,406 shares available for issuance under the ESPP.
7. Treasury Shares and Share Repurchase Program
Treasury Shares Acquired on Restricted Stock and Performance Stock Awards
The Company acquired 545 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended August 3, 2024, which was recorded as an immaterial amount of treasury stock. The Company acquired 3,625 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended July 29, 2023, which was recorded as $0.3 million of treasury stock.
The Company acquired 357,996 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock and performance stock awards in the twenty-six weeks ended August 3, 2024, which was recorded as $26.7 million of treasury stock. The Company acquired 359,827 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock and performance stock awards in the twenty-six weeks ended July 29, 2023, which was recorded as $27.4 million of treasury stock.
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
The Company repurchased 451,982 shares for $40.8 million and 715,122 shares for $44.6 million during the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively. The Company repurchased 857,092 shares for $71.0 million and 919,162 shares for $59.9 million during the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively. The Company accounts for treasury stock under the cost method based on the fair market value of the shares on the dates of repurchase plus any direct costs incurred.
As of August 3, 2024, $118.7 million remained available to purchase under the 2021 Repurchase Program.

8. Income Taxes
The Company projects the estimated annual effective tax rate for fiscal year 2024 to be 28.0%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.
The Company’s effective income tax rate from continuing operations was 24.1% and 28.6% for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively. For the twenty-six weeks ended August 3, 2024 and July 29, 2023, the Company's effective tax rate from continuing operations was 24.2% and 30.5%, respectively. The decrease in income tax expense for both comparative periods is primarily driven by higher tax benefits from stock-based compensation in the current period.
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
The gross carrying amount and fair value of the Company’s debt at August 3, 2024 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$217,000	$217,000
First Lien Term Loan	400,000	401,624
Total Debt	$617,000	$618,624
The gross carrying amount and fair value of the Company’s debt at February 3, 2024 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$319,000	$319,000
First Lien Term Loan	400,000	401,168
Total Debt	$719,000	$720,168

The gross carrying amount and fair value of the Company’s debt at July 29, 2023 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$411,000	$411,000
First Lien Term Loan	450,000	450,311
Total Debt	$861,000	$861,311
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
10. Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023 (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Weighted-average shares of common stock outstanding, used for basic computation	132,431	133,317	132,414	133,314
Plus: Incremental shares of potentially dilutive securities	1,418	1,812	1,566	2,201
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	133,849	135,129	133,980	135,515
The table below summarizes awards that were excluded from the computation of diluted earnings for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023, as their inclusion would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Stock-based awards	9	315	169	208

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q should be considered forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, including expectations regarding deferred revenue, lease commencement dates, impact of infrastructure investments on our operating model and selling, general and administrative expenses, sales of gasoline and gross profit margin rates, share repurchases, and new club and gas station openings, as well as statements that include terms such as "may", "will", "should", "expect", "plan", "anticipate", "could", "intend", "project", "believe", "estimate", "predict", "continue", "forecast", "would", or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:
•    uncertainties in the financial markets including, without limitation, as a result of disruptions and instability in the banking and financial services industries or as a result of the upcoming U.S. Presidential Election, wars and global political conflicts, and the effect of certain economic conditions or events on consumer and small business spending patterns and debt levels;
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
•    risks relating to our ability to implement our growth strategy by opening new clubs, and gasoline stations; and
•    the other risk factors identified in our filings with the Securities and Exchange Commission (the "SEC"), including in particular those set forth under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (the "Annual Report on Form 10-K for the fiscal year 2023") and our other filings with the SEC.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to promote an understanding of the results of operations and financial condition of the Company and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year 2023. The following discussion may contain forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled "Forward-Looking Statements" and in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year 2023 and subsequent filings with the SEC.
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2024" relate to the 52 weeks ending February 1, 2025, and references herein to "fiscal year 2023" relate to the 53 weeks ended February 3, 2024. The second quarter of fiscal year 2024 ended on August 3, 2024, and the second quarter of fiscal year 2023 ended on July 29, 2023, and both include thirteen weeks.
Overview
BJ’s Wholesale Club is a leading operator of membership warehouse clubs concentrated primarily on the eastern half of the United States. We deliver significant value to our members, consistently offering up to 25% savings on a representative basket of manufacturer-branded groceries compared to traditional supermarket competitors. The Company provides a curated assortment focused on groceries, fresh foods, general merchandise, gasoline, and other ancillary services to deliver a differentiated shopping experience that is further enhanced by our omnichannel capabilities. Additionally, the Company provides access to coupons and promotions to deliver further value to our members.
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 244 large-format, high volume warehouse clubs and 178 gas stations spanning 20 states as of the date of this filing. In our core New England market, which has high population density and generates a disproportionate part of U.S. gross domestic product, we operate more than three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club ("BOPIC") service, curbside delivery, same-day home delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for either unlimited or twelve same-day grocery deliveries over a one-year period.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have over 7 million members paying annual fees to gain access to savings on groceries and general merchandise and services. The annual membership fee for our Club Card membership is generally $55, and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, is generally $110. We believe that members can save over ten times their $55 Club Card membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented approximately $4.1 billion in annual sales for fiscal year 2023. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $439.0 million for the trailing twelve-months ended August 3, 2024.
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
Size and loyalty of membership base
The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for over 25 consecutive years and the quality of our membership mix is strong as evidenced by our higher tier penetration growth in the first twenty-six weeks of fiscal year 2024. Our tenured membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 90% at the end of fiscal year 2023.
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
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollars in thousands, except per share amounts)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$5,092,279	$4,859,842	$9,899,408	$9,480,462
Membership fee income	113,116	103,698	224,506	206,220
Total revenues	5,205,395	4,963,540	10,123,914	9,686,682
Cost of sales	4,248,819	4,066,727	8,283,948	7,909,877
Selling, general and administrative expenses	750,323	694,960	1,472,094	1,384,288
Pre-opening expenses	2,578	1,584	3,442	5,478
Operating income	203,675	200,269	364,430	387,039
Interest expense, net	12,755	16,274	26,706	30,964
Income from continuing operations before income taxes	190,920	183,995	337,724	356,075
Provision for income taxes	45,932	52,670	81,717	108,762
Income from continuing operations	144,988	131,325	256,007	247,313
Income from discontinued operations, net of income taxes	—	—	—	89
Net income	$144,988	$131,325	$256,007	$247,402

Weighted-average shares outstanding—basic	132,431	133,317	132,414	133,314
Basic EPS(a)	$1.09	$0.99	$1.93	$1.86

Weighted-average shares outstanding—diluted	133,849	135,129	133,980	135,515
Diluted EPS(a)	$1.08	$0.97	$1.91	$1.83

Operational Data:
Total clubs at end of period	244	238	244	238
Comparable club sales (b)	3.1%	(5.3)%	2.4%	(1.9)%
Merchandise comparable club sales (b)	2.4%	1.1%	1.5%	3.3%
Adjusted net income (b) (c)	$146,332	$133,504	$259,740	$249,150
Adjusted EPS (b) (c)	1.09	0.99	1.94	1.84
Adjusted EBITDA (b) (d)	281,349	268,109	517,735	519,647
Net cash provided by operating activities	221,351	150,368	422,198	269,500
Adjusted free cash flow (b)	87,472	34,200	182,578	61,248
(a) Basic and diluted EPS are calculated using net income.
(b) See "Non-GAAP Financial Measures" and "Liquidity and Capital Resources" within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for definitions.
(c) Adjusted net income for the thirteen and twenty-six weeks ended July 29, 2023 has been recast to include adjustments for restructuring charges, and the corresponding tax impact, to conform to the current period presentation.
(d) Adjusted EBITDA for the thirteen and twenty-six weeks ended July 29, 2023 has been recast to exclude adjustments for pre-opening expenses and non-cash rent expense to conform to the current period definition, and include adjustments for restructuring charges to conform to the current period presentation.

Net Sales
Net sales are derived from direct retail sales to our customers, net of merchandise returns and discounts. Fluctuations in net sales are impacted by opening new clubs and gas stations and comparable club sales.
Net sales for the second quarter of fiscal year 2024 were $5.1 billion, a 4.8% increase from net sales reported for the second quarter of fiscal year 2023 of $4.9 billion.
Net sales for the first six months of fiscal year 2024 were $9.9 billion, a 4.4% increase from net sales reported for the first six months of fiscal year 2023 of $9.5 billion.
The increase for both comparative periods was due primarily to traffic and unit growth, particularly in the grocery and perishable division, an increase of six clubs from the prior year period, as well as gasoline sales at our gas stations.
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

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	August 3, 2024	August 3, 2024
Comparable club sales	3.1%	2.4%
Impact from gasoline sales	(0.7)%	(0.9)%
Merchandise comparable club sales	2.4%	1.5%

Merchandise comparable club sales represents comparable club sales from all merchandise other than our gasoline operations for the applicable period. Merchandise comparable club sales increased 2.4% in the second quarter of fiscal year 2024 compared to the second quarter of fiscal year 2023, primarily driven by increased sales of groceries, as well as increased sales of general merchandise and services.
In the grocery division, growth was led by fresh produce, nutrition, beverages, fresh beef, dairy, vitamins, and paper categories when compared to the second quarter of fiscal year 2023.
General merchandise and services increased in the second quarter of fiscal year 2024 compared to the second quarter of fiscal year 2023, primarily driven by strength in seasonal appliances and increased demand for certain general merchandise categories, including apparel and consumer electronics. The overall increase was partially offset by lower consumer spending in certain seasonal categories.
The impact of gasoline sales is a result of an increase in comparable gallons sold in the second quarter of fiscal 2024 as compared to the second quarter of fiscal year 2023, partially offset by a decline in retail prices.
Merchandise comparable club sales increased by 1.5% in the first six months of fiscal year 2024 compared to the first six months of fiscal year 2023 driven by increased sales of groceries, partially offset by decreased sales of general merchandise and services.

In the grocery division, growth was led by fresh produce, dairy, nutrition, fresh beef, and paper categories when compared to the first six months of fiscal year 2023, partially offset by a decrease in sales of candy and snacks.
General merchandise and services decreased in the first six months of fiscal 2024 as compared to the first six months of fiscal year 2023, primarily driven by the impact of our co-brand credit card economics as we cycle past the anniversary of the rebranded program launch in the first quarter of fiscal year 2023, as well as lower consumer spending in certain seasonal categories. The overall decrease was partially offset by increased demand for certain general merchandise categories, including apparel and consumer electronics.
The impact of gasoline sales is a result of an increase in comparable gallons sold in the first six months of fiscal 2024 as compared to the first six months of fiscal year 2023, partially offset by a decline in retail prices.
Membership fee income
Membership fee income was $113.1 million in the second quarter of fiscal year 2024 compared to $103.7 million in the second quarter of fiscal year 2023, a 9.1% increase.
Membership fee income was $224.5 million in the first six months of fiscal year 2024 compared to $206.2 million in the first six months of fiscal year 2023, an 8.9% increase.
The increase for both comparative periods was primarily driven by strength in membership acquisition and retention across both new and existing clubs. We continued to add new members from our new club opening in the first quarter of fiscal year 2024 as well as the five new clubs that opened in the fourth quarter of fiscal year 2023.
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
Cost of sales was $4.2 billion, or 83.4% of net sales, in the second quarter of fiscal year 2024 compared to $4.1 billion, or 83.7% of net sales, in the second quarter of fiscal year 2023. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, increased 10 basis points compared to the prior year period, primarily driven by improved inventory cost management and continued execution of our long-term initiatives including that of our own brands.
Cost of sales was $8.3 billion, or 83.7% of net sales, in the first six months of fiscal year 2024 compared to $7.9 billion, or 83.4% of net sales, in the first six months of fiscal year 2023. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, decreased 20 basis points compared to the first six months of fiscal year 2023, primarily driven by lower ancillary income.
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
SG&A increased by 8.0% to $750.3 million in the second quarter of fiscal year 2024 from $695.0 million in the second quarter of fiscal year 2023.

SG&A increased by 6.3% to $1.5 billion in the first six months of fiscal year 2024 from $1.4 billion in the first six months of fiscal year 2023.
The increase in SG&A for both comparative periods was primarily driven by increased labor and occupancy costs as a result of new club and gas station openings in addition to other investments to drive strategic priorities, such as the restructuring of certain corporate functions. Additionally, an increase in the number of owned clubs has resulted in increased depreciation expense. We remain focused on investing in member engagement, marketing and digital strategies.
Pre-opening expenses
Pre-opening expenses include startup costs for new clubs and costs for relocated clubs. Expenses will vary based on the number of club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $2.6 million in the second quarter of fiscal year 2024 compared to $1.6 million in the second quarter of fiscal year 2023.
Pre-opening expenses were $3.4 million in the first six months of fiscal year 2024 compared to $5.5 million in the first six months of fiscal year 2023.
Pre-opening expenses fluctuated due to timing of spend and the number of club openings year-over-year for both comparative periods.
Interest expense, net
Interest expense, net was $12.8 million in the second quarter of fiscal year 2024 compared to $16.3 million in the second quarter of fiscal year 2023.
Interest expense, net was $26.7 million in the first six months of fiscal year 2024 compared to $31.0 million in the first six months of fiscal year 2023.
The decrease for both comparative periods was primarily due to a reduction in outstanding borrowings as well as fluctuations in interest rates year-over-year.
Provision for income taxes
The effective income tax rate from continuing operations was 24.1% and 28.6% for the second quarter of fiscal years 2024 and 2023, respectively.
The effective income tax rate from continuing operations was 24.2% and 30.5% for the first six months of fiscal years 2024 and 2023, respectively.
The decrease in the effective income tax rate for both comparative periods was primarily driven by higher tax benefits from stock-based compensation in the current period.
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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net income as reported	$144,988	$131,325	$256,007	$247,402
Adjustments:
Restructuring (a)	1,878	3,214	5,185	3,214
Other adjustments (b)	—	(185)	—	(786)
Tax impact of adjustments to net income (c)	(534)	(850)	(1,452)	(680)
Adjusted net income (d)	$146,332	$133,504	$259,740	$249,150

Weighted-average diluted shares outstanding	133,849	135,129	133,980	135,515
Adjusted EPS (d) (e)	$1.09	$0.99	$1.94	$1.84
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
(d)Adjusted net income for the thirteen and twenty-six weeks ended July 29, 2023 has been recast to include adjustments for restructuring charges, and the corresponding tax impact, to conform to the current period presentation.
(e)Adjusted EPS is measured using weighted-average diluted shares outstanding.
Adjusted EBITDA
Adjusted EBITDA is defined as income from continuing operations before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including stock-based compensation expense; restructuring and other adjustments.
We believe that adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We use adjusted EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; and to compare our performance against that of other peer companies using similar measures. We also use adjusted EBITDA in connection with establishing annual incentive compensation.

The following is a reconciliation of our income from continuing operations to adjusted EBITDA and adjusted EBITDA as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Income from continuing operations	$144,988	$131,325	$256,007	$247,313
Interest expense, net	12,755	16,274	26,706	30,964
Provision for income taxes	45,932	52,670	81,717	108,762
Depreciation and amortization	65,137	54,825	128,559	109,015
Stock-based compensation expense	10,336	9,624	18,926	19,631
Restructuring (a)	1,878	3,214	5,185	3,214
Other adjustments (b)	323	177	635	748
Adjusted EBITDA (c)	$281,349	$268,109	$517,735	$519,647
Adjusted EBITDA as a percentage of net sales	5.5%	5.5%	5.2%	5.5%
(a)    Represents charges related to the restructuring of certain corporate functions, including costs for severance, retention, outplacement, consulting fees, and other third-party fees. Adjusted EBITDA for the thirteen and twenty-six weeks ended July 29, 2023 has been recast to include adjustments for restructuring charges to conform to the current period presentation.
(b)    Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.
(c)    Adjusted EBITDA for the thirteen and twenty-six weeks ended July 29, 2023 has been recast to exclude adjustments for pre-opening expenses and non-cash rent to conform to the current period definition.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Revolving Facility. As of August 3, 2024, cash and cash equivalents totaled $38.1 million and we had $926.6 million of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures; fund share repurchases and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.
In the first six months of fiscal year 2024, we repurchased 857,092 shares under the 2021 Repurchase Program for a total purchase price of $71.0 million.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023
Net cash provided by operating activities	$422,198	$269,500
Net cash used in investing activities	(239,620)	(208,252)
Net cash used in financing activities	(180,569)	(68,953)
Net increase (decrease) in cash and cash equivalents	$2,009	$(7,705)

Net Operating Cash Flows
Net cash provided by operating activities was $422.2 million for the first six months of fiscal year 2024 compared to $269.5 million for the first six months of fiscal year 2023. The $152.7 million increase was primarily due to fluctuations in working capital, including $71.7 million related to accounts payable as a result of timing of inventory receipts and vendor payments; $70.6 million related to merchandise inventories, primarily driven by changes in inventory levels at our perishable distribution centers; and $37.9 million related to accrued expenses, primarily driven by the change in accrued incentive compensation as a result of differences in the expected achievement from period-to-period; partially offset by $59.8 million related to accounts receivable due to timing of vendor and customer cash receipts. Also contributing to the increase in net operating cash flows was an $8.6 million increase in net income, inclusive of a $19.5 million increase in depreciation and amortization and a net decrease in deferred tax provisions of $13.9 million.
Our net cash from operating activities can fluctuate from period to period due to several factors, including: the timing and mix of sales, which are typically higher in the second and fourth quarters due to seasonality; the timing of inventory purchases as the Company prepares for holiday seasons; lease-related activity; and income tax and other payments.
Net Investing Cash Flows
Net cash used in investing activities was $239.6 million for the first six months of fiscal year 2024, compared to $208.3 million for the first six months of fiscal year 2023. This fluctuation is primarily driven by an increase in capital spending of $25.4 million due to an increase in the number clubs under construction.
Net Financing Cash Flows
Net cash used in financing activities for the first six months of fiscal year 2024 was $180.6 million, compared to $69.0 million for the first six months of fiscal year 2023. The increase in cash used is primarily due to a $108.0 million increase in net payments on our ABL Revolving Facility, as well as an increased outflow of $12.7 million for the acquisition of treasury stock compared to the prior year period, partially offset by an increase in net cash received from stock option exercises of $13.9 million.
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
The following is a reconciliation of our net cash provided by operating activities to adjusted free cash flow for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net cash provided by operating activities	$221,351	$150,368	$422,198	$269,500
Less: Additions to property and equipment, net of disposals	(133,879)	(122,156)	(239,620)	(214,240)
Plus: Proceeds from sale-leaseback transactions	—	5,988	—	5,988
Adjusted free cash flow	$87,472	$34,200	$182,578	$61,248
Adjusted free cash flow increased to $87.5 million for the second quarter of fiscal year 2024 compared to $34.2 million for the second quarter of fiscal year 2023. Adjusted free cash flow increased to $182.6 million for the first six months of fiscal year 2024 compared to $61.2 million for the first six months of fiscal year 2023. The increases are primarily the result of higher cash flows from operating activities due to favorable fluctuations in working capital, partially offset by an increase capital spending for both comparative periods.
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
At August 3, 2024, there was $217.0 million outstanding in loans under the ABL Revolving Facility and $15.9 million in outstanding letters of credit. The interest rate on the revolving credit facility was 6.44% and unused capacity was $926.6 million.
At August 3, 2024, the interest rate for the First Lien Term Loan was 7.33% and there was $400.0 million outstanding.
Material Cash Commitments
Our material cash commitments consist primarily of debt obligations, interest payments, leases, and purchase orders for merchandise inventory, agreements for capital items, gasoline, products and services used in our business, information technology, and executive employment. These material cash commitments impact our short-term and long-term liquidity and capital needs. As of August 3, 2024, other than those items related to the ordinary course of operations of our business such as inventory purchases, new leases and lease amendments, there were no material changes to our material cash commitments from those described in our Annual Report on Form 10-K for the fiscal year 2023.
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
Refer to "Note 2. Summary of Significant Accounting Policies" included in this Quarterly Report on Form 10-Q for additional information regarding recently issued accounting pronouncements.
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
As of August 3, 2024, our total debt outstanding was $617.0 million, which included $217.0 million under our ABL Revolving Facility and $400.0 million under our First Lien Term Loan at interest rates of 6.44% and 7.33%, respectively. See “Note 4. Debt and Credit Arrangements” of our condensed consolidated financial statements included in in this Quarterly Report on Form 10-Q for additional information. A 100 basis point change in prevailing market rates would cause annual interest costs to change by approximately $6.2 million.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 3, 2024.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the second quarter of fiscal year 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c) (in thousands)
May 5, 2024 to June 1, 2024	—	—	—	$159,077
June 2, 2024 to July 6, 2024	115,000	$88.39	115,000	148,912
July 7, 2024 to August 3, 2024	337,527	$89.73	336,982	118,672
Total	452,527		451,982
(a)Includes 545 shares of common stock for the period July 7, 2024 to August 3, 2024 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See Note 7 "Treasury Shares and Share Repurchase Programs" of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
10b5-1 Trading Plans
None of our directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: August 29, 2024	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)