Form 10-Q
period 2024-11-02
BJ's Wholesale Club Holdings, Inc.
filed 2024-11-27
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 20, 2024, the registrant had 132,093,722 shares of common stock, $0.01 par value per share, outstanding.

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
•"Fifth Amendment" means the Company's fifth amendment to the senior secured former first lien term loan facility that was entered into on November 4, 2024;
•"fiscal year 2022" means the 52 weeks ended January 28, 2023;
•"fiscal year 2023" means the 53 weeks ended February 3, 2024;
•"fiscal year 2024" means the 52 weeks ending February 1, 2025;
•"GAAP" means generally accepted accounting principles in the United States of America;
•"ESPP" means the Company's Employee Stock Purchase Plan; and
•"SOFR" means the Secured Overnight Financing Rate.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	November 2, 2024	February 3, 2024	October 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$33,873	$36,049	$33,551
Accounts receivable, net	266,718	234,769	224,505
Merchandise inventories	1,720,011	1,454,822	1,661,852
Prepaid expenses and other current assets	76,491	68,366	80,550
Total current assets	2,097,093	1,794,006	2,000,458
Operating lease right-of-use assets, net	2,114,592	2,140,482	2,174,706
Property and equipment, net	1,832,397	1,578,792	1,495,912
Goodwill	1,008,816	1,008,816	1,008,816
Intangibles, net	102,739	107,632	109,600
Deferred income taxes	5,010	4,071	7,429
Other assets	55,575	43,823	40,323
Total assets	$7,216,222	$6,677,622	$6,837,244
LIABILITIES
Current liabilities:
Short-term debt	$245,000	$319,000	$434,000
Current portion of operating lease liabilities	163,292	153,631	180,490
Accounts payable	1,420,425	1,183,281	1,318,959
Accrued expenses and other current liabilities	913,307	812,136	805,607
Total current liabilities	2,742,024	2,468,048	2,739,056
Long-term operating lease liabilities	2,024,689	2,050,883	2,084,744
Long-term debt	398,663	398,432	398,355
Deferred income taxes	65,531	74,773	65,104
Other non-current liabilities	223,144	226,635	196,289
Commitments and contingencies (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 148,776 shares issued and 132,094 outstanding at November 2, 2024; 147,544 shares issued and 132,768 outstanding at February 3, 2024; and 147,470 shares issued and 133,494 outstanding at October 28, 2023	1,488	1,475	1,475
Additional paid-in capital	1,054,912	1,006,409	993,178
Retained earnings	1,579,986	1,168,231	1,022,359
Accumulated other comprehensive income	501	501	1,049
Treasury stock, at cost, 16,682 shares at November 2, 2024; 14,776 shares at February 3, 2024; and 13,976 shares at October 28, 2023	(874,716)	(717,765)	(664,365)
Total stockholders’ equity	1,762,171	1,458,851	1,353,696
Total liabilities and stockholders’ equity	$7,216,222	$6,677,622	$6,837,244
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	November 2, 2024	October 28, 2023
Net sales	$4,984,385	$4,818,670
Membership fee income	114,979	106,053
Total revenues	5,099,364	4,924,723
Cost of sales	4,123,888	4,022,243
Selling, general and administrative expenses	733,580	697,104
Pre-opening expenses	12,513	6,001
Operating income	229,383	199,375
Interest expense, net	12,593	18,004
Income from operations before income taxes	216,790	181,371
Provision for income taxes	61,042	50,904
Net income	$155,748	$130,467

Income per share attributable to common stockholders—basic:	$1.18	$0.98
Income per share attributable to common stockholders—diluted:	1.17	0.97

Weighted-average shares of common stock outstanding:
Basic	132,083	133,069
Diluted	133,333	134,984

Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income	$155,748	$130,467
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023
Net sales	$14,883,793	$14,299,132
Membership fee income	339,485	312,273
Total revenues	15,223,278	14,611,405
Cost of sales	12,407,836	11,932,120
Selling, general and administrative expenses	2,205,674	2,081,392
Pre-opening expenses	15,955	11,479
Operating income	593,813	586,414
Interest expense, net	39,299	48,968
Income from continuing operations before income taxes	554,514	537,446
Provision for income taxes	142,759	159,666
Income from continuing operations	411,755	377,780
Income from discontinued operations, net of income taxes	—	89
Net income	$411,755	$377,869
Income per share attributable to common stockholders—basic:
Income from continuing operations	$3.11	$2.84
Income from discontinued operations	—	—
Net income	$3.11	$2.84
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$3.08	$2.79
Income from discontinued operations	—	—
Net income	$3.08	$2.79
Weighted-average shares of common stock outstanding:
Basic	132,304	133,232
Diluted	133,764	135,338

Other comprehensive loss:
Amounts released from accumulated other comprehensive income, net of tax	$—	$(501)
Total other comprehensive loss	—	(501)
Total comprehensive income	$411,755	$377,368
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, February 3, 2024	147,544	$1,475	$1,006,409	$1,168,231	$501	(14,776)	$(717,765)	$1,458,851
Net income	—	—	—	111,019	—	—	—	111,019
Common stock issued under stock incentive plans	703	7	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	8,590	—	—	—	—	8,590
Exercise of stock options	—	—	5,865	—	—	—	—	5,865
Acquisition of treasury stock	—	—	—	—	—	(763)	(56,905)	(56,905)
Balance, May 4, 2024	148,247	$1,482	$1,020,857	$1,279,250	$501	(15,539)	$(774,670)	$1,527,420
Net income	—	—	—	144,988	—	—	—	144,988
Common stock issued under stock incentive plans	450	5	(5)	—	—	—	—	—
Common stock issued under ESPP	60	1	3,410	—	—	—	—	3,411
Stock-based compensation expense	—	—	10,336	—	—	—	—	10,336
Exercise of stock options	—	—	9,598	—	—	—	—	9,598
Acquisition of treasury stock	—	—	—	—	—	(452)	(40,846)	(40,846)
Balance, August 3, 2024	148,757	$1,488	$1,044,196	$1,424,238	$501	(15,991)	$(815,516)	$1,654,907
Net income	—	—	—	155,748	—	—	—	155,748
Common stock issued under stock incentive plans	19	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	10,714	—	—	—	—	10,714
Exercise of stock options	—	—	2	—	—	—	—	2
Acquisition of treasury stock	—	—	—	—	—	(691)	(59,200)	(59,200)
Balance, November 2, 2024	148,776	$1,488	$1,054,912	$1,579,986	$501	(16,682)	$(874,716)	$1,762,171
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 28, 2023	146,347	$1,463	$958,555	$644,490	$1,550	(12,444)	$(559,221)	$1,046,837
Net income	—	—	—	116,077	—	—	—	116,077
Other comprehensive loss, net of tax	—	—	—	—	(501)	—	—	(501)
Common stock issued under stock incentive plans	1,033	10	(10)	—	—	—	—	—
Stock-based compensation expense	—	—	10,007	—	—	—	—	10,007
Exercise of stock options	—	—	1,675	—	—	—	—	1,675
Acquisition of treasury stock	—	—	—	—	—	(560)	(42,369)	(42,369)
Balance, April 29, 2023	147,380	$1,473	$970,227	$760,567	$1,049	(13,004)	$(601,590)	$1,131,726
Net income	—	—	—	131,325	—	—	—	131,325
Common stock issued under stock incentive plans	2	—	—	—	—	—	—	—
Common stock issued under ESPP	61	1	3,254	—	—	—	—	3,255
Stock-based compensation expense	—	—	9,624	—	—	—	—	9,624
Exercise of stock options	—	—	261	—	—	—	—	261
Acquisition of treasury stock	—	—	—	—	—	(719)	(44,902)	(44,902)
Balance, July 29, 2023	147,443	$1,474	$983,366	$891,892	$1,049	(13,723)	$(646,492)	$1,231,289
Net income	—	—	—	130,467	—	—	—	130,467
Common stock issued under stock incentive plans	27	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	9,380	—	—	—	—	9,380
Exercise of stock options	—	—	433	—	—	—	—	433
Acquisition of treasury stock	—	—	—	—	—	(253)	(17,873)	(17,873)
Balance, October 28, 2023	147,470	$1,475	$993,178	$1,022,359	$1,049	(13,976)	$(664,365)	$1,353,696
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$411,755	$377,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,238	166,421
Amortization of debt issuance costs and accretion of original issue discount	830	900
Debt extinguishment charges	—	1,830
Stock-based compensation expense	29,640	29,011
Deferred income tax provision	(10,181)	12,149
Changes in operating leases and other non-cash items	10,803	3,684
Increase (decrease) in cash due to changes in:
Accounts receivable, net	(41,021)	15,205
Merchandise inventories	(265,189)	(283,301)
Prepaid expenses and other current assets	(8,279)	(23,628)
Other assets	(12,351)	(9,917)
Accounts payable	237,144	123,262
Accrued expenses and other current liabilities	81,546	29,916
Other non-current liabilities	20	1,130
Net cash provided by operating activities	628,955	444,531
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(427,553)	(347,951)
Proceeds from sale-leaseback transactions	—	12,310
Net cash used in investing activities	(427,553)	(335,641)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long term-debt	—	305,041
Payments on long-term debt	—	(355,041)
Proceeds from revolving lines of credit	605,000	564,000
Payments on revolving lines of credit	(679,000)	(535,000)
Debt issuance costs paid	—	(1,722)
Net cash received from stock option exercises	15,465	2,369
Net cash received from ESPP	3,411	3,255
Acquisition of treasury stock	(158,041)	(101,819)
Proceeds from financing obligations	14,917	11,691
Other financing activities	(5,330)	(2,028)
Net cash used in financing activities	(203,578)	(109,254)
Net decrease in cash and cash equivalents	(2,176)	(364)
Cash and cash equivalents at beginning of period	36,049	33,915
Cash and cash equivalents at end of period	$33,873	$33,551

Supplemental cash flow information:
Interest paid	$34,034	$44,335
Income taxes paid	144,908	156,632
Operating lease liabilities arising from obtaining right-of-use assets and other non-cash lease-related operating items	116,173	165,931
Non-cash financing and investing activities:
Finance lease liabilities arising from obtaining right-of-use assets	758	4,467
Property additions included in accrued expenses	52,066	32,104
Treasury stock acquisitions included in accrued expenses	1,509	3,325
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries is a leading operator of membership warehouse clubs concentrated primarily in the eastern half of the United States. The Company provides a curated assortment focused on groceries, fresh foods, general merchandise, gasoline, and other ancillary services to deliver a differentiated shopping experience that is further enhanced by our omnichannel capabilities. Additionally, the Company provides access to coupons and promotions to deliver further value to our members. As of November 2, 2024, the Company operated 247 warehouse clubs and 182 gas stations in 20 states.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for fiscal year 2023, as filed with the Securities and Exchange Commission on March 18, 2024.
(b) Fiscal Year
The Company follows the National Retail Federation’s fiscal calendar and reports financial information on a 52- or 53-week year ending on the Saturday closest to January 31. The thirteen-week periods ended November 2, 2024 and October 28, 2023 are referred to herein as the "third quarter of fiscal year 2024" and the "third quarter of fiscal year 2023," respectively. The thirty-nine week periods ended November 2, 2024 and October 28, 2023 are referred to herein as the "thirty-nine weeks ended November 2, 2024" and the "thirty-nine weeks ended October 28, 2023," respectively. Operating results for the thirteen week and thirty-nine week periods ended November 2, 2024 are not necessarily indicative of the results that may be expected for the 52-week fiscal year ending February 1, 2025.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the segment reporting disclosures and requires disclosure of segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, amounts and description of its composition for other segment items, and interim disclosure of a reportable segment’s profit or loss and assets. Additionally, the amendments require the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and deciding how to allocate resources. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The new pronouncement will not have an impact on the Company's consolidated balance sheet, statement of operations and comprehensive income, statement of stockholders' equity, or statement of cash flows. The Company continues to evaluate the impact of enhanced disclosure requirements on the notes to the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.
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
The Company accounts for these transactions as multiple-element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue related to earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or on the Company’s website or mobile app. The Company recognizes royalty revenue related to the outstanding My BJ's Perks and BJ's One and BJ's One+ credit card programs based upon actual customer activities, such as reward redemptions. Additionally, the Company deferred revenue for funds received related to marketing, integration costs, and other long-term initiatives in connection with the new co-brand credit card program and will recognize these funds into revenue as performance obligations are satisfied.

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
Gift Card Program
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
Contract Balances
The following table summarizes the Company's deferred revenue balance related to outstanding performance obligations for contracts with customers (in thousands):

	November 2, 2024	February 3, 2024	October 28, 2023
Current:
Rewards programs:
Earned award dollars	$59,408	$49,135	$46,816
Royalty revenue	5,898	4,593	5,454
Co-brand initiatives	4,269	4,181	3,996
Total rewards programs	69,575	57,909	56,266
Membership	236,536	231,440	193,879
Gift card program	15,044	15,290	13,644
E-commerce sales	6,383	6,757	6,523
Long-term:
Rewards programs:
Co-brand initiatives	4,068	6,216	7,147
Total deferred revenue	$331,606	$317,612	$277,459
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

The following table summarizes the Company's revenue recognized during the period that was included in the opening deferred balance as of February 3, 2024 and January 28, 2023 (in thousands):

	Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023
Rewards programs:
Earned award dollars	$49,135	$34,676
Royalty revenue	4,593	17,877
Co-brand initiatives	2,616	7,467
Total rewards programs	56,344	60,020
Membership	213,499	174,678
Gift card program	4,517	4,765
E-commerce sales	6,757	2,731
Total revenue	$281,117	$242,194
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
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Grocery	72%	70%	71%	71%
General Merchandise and Services	10%	10%	10%	10%
Gasoline and Other	18%	20%	19%	19%

4. Debt and Credit Arrangements
The following table summarizes the Company’s debt (in thousands):

	November 2, 2024	February 3, 2024	October 28, 2023
ABL Revolving Facility	$245,000	$319,000	$434,000
First Lien Term Loan	400,000	400,000	400,000
Unamortized original issue discount and debt issuance costs	(1,337)	(1,568)	(1,645)
Less: Short-term debt	(245,000)	(319,000)	(434,000)
Long-term debt	$398,663	$398,432	$398,355

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
As of November 2, 2024, there was $245.0 million outstanding in loans under the ABL Revolving Facility and $12.8 million in outstanding letters of credit. The interest rate on the ABL Revolving Facility was 5.77% and unused capacity was $942.2 million. As of February 3, 2024 and October 28, 2023, the interest rate on the ABL Revolving Facility was 6.44% and 6.43%, respectively.
First Lien Term Loan
On October 12, 2023, the Company entered into an amendment (the “Fourth Amendment”) to the First Lien Term Loan Credit Agreement, with Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent, and the lenders party thereto.
The Fourth Amendment, among other things, extended the maturity date with respect to the term loans outstanding under the First Lien Term Loan Credit Agreement from February 3, 2027 to February 3, 2029. In addition, the Fourth Amendment reduced applicable margin in respect of the interest rate from SOFR plus 275 basis points per annum to SOFR plus 200 basis points per annum.
Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. As of November 2, 2024, the Company's net leverage ratio did not exceed 3.50 to 1.00, and therefore, no incremental principal payments were required. The First Lien Term Loan is subject to certain affirmative and negative covenants. It is secured on a senior basis by certain "fixed assets" of the Company and on a junior basis by certain "liquid" assets of the Company.
There was $400.0 million outstanding under the First Lien Term Loan as of each of November 2, 2024, February 3, 2024, and October 28, 2023. The interest rate on the First Lien Term Loan was 6.76%, 7.33%, and 7.35% at November 2, 2024, February 3, 2024, and October 28, 2023, respectively.
On November 4, 2024, the Company entered into an amendment (the "Fifth Amendment") to the First Lien Term Loan Credit Agreement, with Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent, and the lenders party thereto.
The Fifth Amendment, among other things, provided for a new tranche of term loans in an aggregate principal amount of $400.0 million, which refinanced and replaced in full the existing Tranche B term loans outstanding under the First Lien Term Loan Credit Agreement immediately prior to the effectiveness of the Fifth Amendment. In addition, the Fifth Amendment reduced applicable margin in respect of the interest rate from SOFR plus 200 basis points per annum to SOFR plus 175 basis points per annum.

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
The 2018 Plan authorizes the issuance of 13,148,058 shares. If an award under the 2018 Plan is forfeited, expires, or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration, or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan. As of November 2, 2024, there were 4,516,202 shares available for future issuance under the 2018 Plan.
The following table summarizes the Company’s stock award activity during the thirty-nine weeks ended November 2, 2024 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares(a)	Weighted- Average Grant Date Fair Value
Outstanding, February 3, 2024	1,655	$20.53	621	$67.35	22	$62.13	677	$58.84
Granted (b)	—	—	6	85.21	377	75.32	432	76.65
Forfeited/canceled	—	—	(17)	72.76	(8)	74.64	(10)	71.07
Exercised/vested	(692)	22.34	(316)	61.78	(22)	62.13	(471)	44.74
Outstanding, November 2, 2024	963	$19.23	294	$73.38	369	$75.34	628	$69.53
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
(b) Includes 236 incremental performance stock awards granted in fiscal year 2021 with a weighted-average grant date fair value of $44.74, that vested in fiscal year 2024 at greater than 100% of target payout based on performance.
Stock-based compensation expense was $10.7 million and $9.4 million for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively, and $29.6 million and $29.0 million for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively.

On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective July 1, 2018. The aggregate number of shares of common stock reserved for issuance under the ESPP is equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the Company's board of directors. The amount of expense recognized related to the ESPP was $0.5 million and $0.4 million for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively, and $1.2 million and $1.1 million for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively. As of November 2, 2024, there were 2,834,406 shares available for issuance under the ESPP.
7. Treasury Shares and Share Repurchase Program
Treasury Shares Acquired on Restricted Stock and Performance Stock Awards
The Company acquired 11,331 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock and performance stock awards in the thirteen weeks ended November 2, 2024, which was recorded as $1.0 million of treasury stock. The Company acquired 11,052 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock awards in the thirteen weeks ended October 28, 2023, which was recorded as $0.8 million of treasury stock.
The Company acquired 369,327 shares to satisfy employees’ tax withholding obligations upon the vesting of restricted stock and performance stock awards in the thirty-nine weeks ended November 2, 2024, which was recorded as $27.7 million of treasury stock. The Company acquired 370,879 shares to satisfy employees' tax withholding obligations upon the vesting of restricted stock and performance stock awards in the thirty-nine weeks ended October 28, 2023, which was recorded as $28.1 million of treasury stock.
Share Repurchase Program
On November 16, 2021, the Company's board of directors approved a share repurchase program (the "2021 Repurchase Program") that allows the Company to repurchase up to $500.0 million of its outstanding common stock from time to time as market conditions warrant. The 2021 Repurchase Program expires in January 2025.
The Company repurchased 679,499 shares for $58.2 million and 242,000 shares for $17.1 million during the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively. The Company repurchased 1,536,591 shares for $129.3 million and 1,161,162 shares for $77.0 million during the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively. The Company accounts for treasury stock under the cost method based on the fair market value of the shares on the dates of repurchase plus any direct costs incurred.
As of November 2, 2024, $61.0 million remained available to purchase under the 2021 Repurchase Program.
On November 18, 2024, the Company's board of directors approved a new share repurchase program (the "2024 Repurchase Program") that allows the Company to repurchase up to an additional $1.0 billion of its outstanding common stock from time to time as market conditions warrant. The 2024 Repurchase Program expires in January 2029. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements, market conditions, and other corporate liquidity requirements and priorities. The Company initiated the 2024 Repurchase Program to mitigate potentially dilutive effects of stock awards granted by the Company, in addition to enhancing shareholder value.
8. Income Taxes
The Company projects the estimated annual effective tax rate for fiscal year 2024 to be 28.1%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.
The Company’s effective income tax rate from continuing operations was 28.2% and 28.1% for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively. For the thirty-nine weeks ended November 2, 2024 and October 28, 2023, the Company's effective tax rate from continuing operations was 25.7% and 29.7%, respectively.

The increase in the effective tax rate for the thirteen weeks ended November 2, 2024 compared to the thirteen weeks ended October 28, 2023 was primarily driven by lower excess tax benefits from stock-based compensation in the current period. The decrease in the effective tax rate for the thirty-nine weeks ended November 2, 2024 compared to the thirty-nine weeks ended October 28, 2023 was primarily driven by higher tax benefits from stock-based compensation in the current period.
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
The gross carrying amount and fair value of the Company’s debt at November 2, 2024 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$245,000	$245,000
First Lien Term Loan	400,000	401,332
Total Debt	$645,000	$646,332
The gross carrying amount and fair value of the Company’s debt at February 3, 2024 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$319,000	$319,000
First Lien Term Loan	400,000	401,168
Total Debt	$719,000	$720,168
The gross carrying amount and fair value of the Company’s debt at October 28, 2023 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$434,000	$434,000
First Lien Term Loan	400,000	400,252
Total Debt	$834,000	$834,252

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
10. Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Weighted-average shares of common stock outstanding, used for basic computation	132,083	133,069	132,304	133,232
Plus: Incremental shares of potentially dilutive securities	1,250	1,915	1,460	2,106
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	133,333	134,984	133,764	135,338
The table below summarizes awards that were excluded from the computation of diluted earnings for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023, as their inclusion would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Stock-based awards	—	203	112	207

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q should be considered forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, including expectations regarding deferred revenue, lease commencement dates, impact of infrastructure investments on our operating model and selling, general and administrative expenses, sales of gasoline and gross profit margin rates, share repurchases, and new club and gas station openings, as well as statements that include terms such as "may", "will", "should", "expect", "plan", "anticipate", "could", "intend", "project", "believe", "estimate", "predict", "continue", "forecast", "would", or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:
•    uncertainties in the financial markets including, without limitation, as a result of disruptions and instability in the banking and financial services industries, wars and global political conflicts, and the effect of certain economic conditions or events on consumer and small business spending patterns and debt levels;
•    risks related to our dependence on having a large and loyal membership;
•    risks related to our membership fee increases;
•    domestic and international economic conditions, including volatility in inflation or interest rates, supply chain disruptions, construction delays, tariffs, and exchange rates;
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
•    risks related to climate change and natural disasters, including hurricanes;
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
•    risks relating to our ability to implement our growth strategy by opening new clubs, and gasoline stations; and
•    the other risk factors identified in our filings with the Securities and Exchange Commission (the "SEC"), including in particular those set forth under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (the "Annual Report on Form 10-K for fiscal year 2023") and our other filings with the SEC.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to promote an understanding of the results of operations and financial condition of the Company and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for fiscal year 2023. The following discussion may contain forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled "Forward-Looking Statements" and in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for fiscal year 2023 and subsequent filings with the SEC.
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2024" relate to the 52 weeks ending February 1, 2025, and references herein to "fiscal year 2023" relate to the 53 weeks ended February 3, 2024. The third quarter of fiscal year 2024 ended on November 2, 2024, and the third quarter of fiscal year 2023 ended on October 28, 2023, and both include thirteen weeks.
Overview
BJ’s Wholesale Club is a leading operator of membership warehouse clubs concentrated primarily in the eastern half of the United States. We deliver significant value to our members, consistently offering up to 25% savings on a representative basket of manufacturer-branded groceries compared to traditional supermarket competitors. The Company provides a curated assortment focused on groceries, fresh foods, general merchandise, gasoline, and other ancillary services to deliver a differentiated shopping experience that is further enhanced by our omnichannel capabilities. Additionally, the Company provides access to coupons and promotions to deliver further value to our members.
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 247 large-format, high volume warehouse clubs and 182 gas stations spanning 20 states as of the date of this filing. In our core New England market, which has high population density and generates a disproportionate part of U.S. gross domestic product, we operate more than three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club ("BOPIC") service, curbside delivery, same-day home delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for either unlimited or twelve same-day grocery deliveries over a one-year period.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have over 7.5 million members paying annual fees to gain access to savings on groceries, general merchandise, services, and gasoline. The annual membership fee for our Club Card membership is generally $55, and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, is generally $110. We believe that members can save over ten times their $55 Club Card membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented approximately $4.1 billion in annual sales for fiscal year 2023. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $447.9 million for the trailing twelve-months ended November 2, 2024.
We announced plans to increase our membership fee effective January 1, 2025. The Club Card membership fee will increase by $5 to $60 a year. The Club+ membership fee will increase by $10 to $120 a year. We believe that these membership fee increases will allow us to invest in an even stronger value proposition for our growing member base.
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

Factors Affecting Our Business

Overall economic trends
The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending in our clubs, while economic weakness, which generally results in a reduction of customer spending, may have a different or more extreme effect on spending at our clubs. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, changes to the Supplemental Nutrition Assistance Program (SNAP), government stimulus programs, tax legislation, business conditions, changes in the housing market, the availability of credit, interest rates and inflation, tariffs, tax rates, and fuel and energy costs. In addition, unemployment rates and benefits may cause us to experience higher labor costs.
Size and loyalty of membership base
The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for over 25 consecutive years and the quality of our membership mix is strong as evidenced by our higher tier penetration growth in the first thirty-nine weeks of fiscal year 2024. Our tenured membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 90% at the end of fiscal year 2023.
Effective sourcing and distribution of products and consumer demands
Our net sales and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. Further, our ability to maintain our appeal to existing customers and attract new customers primarily depends on our ability to originate, develop, and offer a compelling product assortment responsive to customer preferences. As a result, our level of net sales could be adversely affected due to constraints in our supply chain, including our inability to procure and stock sufficient quantities of some merchandise in a manner that is able to match market demand from our customers.
Infrastructure investment
Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that expanding our club footprint, bringing substantially all of our end-to-end perishable supply chain in-house, enhancing our information systems, including our distribution center and transportation management systems, and investing in hardware, software, and digitally enabled shopping capabilities for convenience, such as BOPIC, ExpressPay, curbside pickup, and same- day home delivery will enable us to replicate our profitable club format and provide a differentiated shopping experience. We expect these infrastructure investments to support our successful operating model across our club operations.
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
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollars in thousands, except per share amounts)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$4,984,385	$4,818,670	$14,883,793	$14,299,132
Membership fee income	114,979	106,053	339,485	312,273
Total revenues	5,099,364	4,924,723	15,223,278	14,611,405
Cost of sales	4,123,888	4,022,243	12,407,836	11,932,120
Selling, general and administrative expenses	733,580	697,104	2,205,674	2,081,392
Pre-opening expenses	12,513	6,001	15,955	11,479
Operating income	229,383	199,375	593,813	586,414
Interest expense, net	12,593	18,004	39,299	48,968
Income from continuing operations before income taxes	216,790	181,371	554,514	537,446
Provision for income taxes	61,042	50,904	142,759	159,666
Income from continuing operations	155,748	130,467	411,755	377,780
Income from discontinued operations, net of income taxes	—	—	—	89
Net income	$155,748	$130,467	$411,755	$377,869

Weighted-average shares outstanding—basic	132,083	133,069	132,304	133,232
Basic EPS(a)	$1.18	$0.98	$3.11	$2.84

Weighted-average shares outstanding—diluted	133,333	134,984	133,764	135,338
Diluted EPS(a)	$1.17	$0.97	$3.08	$2.79

Operational Data:
Total clubs at end of period	247	238	247	238
Comparable club sales (b)	1.5%	0.3%	2.0%	(1.2)%
Merchandise comparable club sales (b)	3.8%	(0.1)%	2.3%	2.1%
Adjusted net income (b) (c)	$157,254	$135,538	$416,994	$384,688
Adjusted EPS (b) (c)	1.18	1.00	3.12	2.84
Adjusted EBITDA (b) (d)	308,292	271,738	826,027	791,385
Net cash provided by operating activities	206,757	175,031	628,955	444,531
Adjusted free cash flow (b)	18,824	47,642	201,402	108,890
(a) Basic and diluted EPS are calculated using net income.
(b) See "Non-GAAP Financial Measures" and "Liquidity and Capital Resources" within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for definitions.

(c) Adjusted net income for the thirteen and thirty-nine weeks ended October 28, 2023 has been recast to include adjustments for restructuring charges, and the corresponding tax impact, to conform to the current period presentation.
(d) Adjusted EBITDA for the thirteen and thirty-nine weeks ended October 28, 2023 has been recast to exclude adjustments for pre-opening expenses and non-cash rent expense to conform to the current period definition, and to include adjustments for restructuring charges to conform to the current period presentation.
Net Sales
Net sales are derived from direct retail sales to our customers, net of merchandise returns and discounts. Fluctuations in net sales are impacted by opening new clubs and gas stations and comparable club sales.
Net sales for the third quarter of fiscal year 2024 were $5.0 billion, a 3.4% increase from net sales reported for the third quarter of fiscal year 2023 of $4.8 billion.
Net sales for the first nine months of fiscal year 2024 were $14.9 billion, a 4.1% increase from net sales reported for the first nine months of fiscal year 2023 of $14.3 billion.
The increase for both comparative periods was due primarily to traffic and unit growth, particularly in the perishables, grocery, and sundries division, an increase of nine clubs from the prior year period, as well as gasoline sales at our gas stations.
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

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	November 2, 2024	November 2, 2024
Comparable club sales	1.5%	2.0%
Impact from gasoline sales	2.3%	0.3%
Merchandise comparable club sales	3.8%	2.3%

Merchandise comparable club sales represents comparable club sales from all merchandise other than our gasoline operations for the applicable period. Merchandise comparable club sales increased 3.8% in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023, primarily driven by increased sales of perishables with sales of general merchandise and services remaining relatively flat. Additionally, we estimate that an increase in sales, temporarily driven by a port strike and recent hurricanes, had a favorable impact of slightly less than one percentage point on its third quarter sales.
In the perishables, grocery, and sundries division, growth was led by fresh produce, dairy, fresh beef and poultry, beverages, candy, snacks, nutrition, vitamins, packaged goods, household cleaning, and paper categories when compared to the third quarter of fiscal year 2023, slightly offset by decreased demand for alcohol.
General merchandise and services remained flat in the third quarter of fiscal year 2024 compared to the third quarter of fiscal year 2023, with the continued strength in home and seasonal categories, offset by decreased sales in apparel and electronics.

The impact of gasoline sales is a result of a decrease in retail prices year over year, partially offset by an increase in comparable gallons sold in the third quarter of fiscal 2024 as compared to the third quarter of fiscal year 2023.
Merchandise comparable club sales increased by 2.3% in the first nine months of fiscal year 2024 compared to the first nine months of fiscal year 2023 driven by increased sales of groceries, partially offset by decreased sales of general merchandise and services.
In the perishables, grocery, and sundries division, growth was led by fresh produce, dairy, nutrition, beverages, fresh beef, and paper categories when compared to the first nine months of fiscal year 2023, partially offset by a decrease in sales of candy, snacks, and alcohol.
General merchandise and services decreased in the first nine months of fiscal 2024 as compared to the first nine months of fiscal year 2023, primarily driven by the impact of our co-brand credit card economics as we cycled past the anniversary of the rebranded program launch in the first quarter of fiscal year 2023, as well as lower consumer spending in certain seasonal categories.
The impact of gasoline sales is a result of a decrease in retail prices year over year, partially offset by an increase in comparable gallons sold in the first nine months of fiscal 2024 as compared to the first nine months of fiscal year 2023.
Membership fee income
Membership fee income was $115.0 million in the third quarter of fiscal year 2024 compared to $106.1 million in the third quarter of fiscal year 2023, an 8.4% increase.
Membership fee income was $339.5 million in the first nine months of fiscal year 2024 compared to $312.3 million in the first nine months of fiscal year 2023, an 8.7% increase.
The increase for both comparative periods was primarily driven by strength in membership acquisition and retention across both new and existing clubs. We continued to add new members from our four new club openings in fiscal year 2024 as well as the five new clubs that opened in the fourth quarter of fiscal year 2023. As noted above, we announced an increase in membership fees effective January 1, 2025 which we anticipate will positively impact membership fee income in fiscal year 2025.
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
Cost of sales was $4.1 billion, or 82.7% of net sales, in the third quarter of fiscal year 2024 compared to $4.0 billion, or 83.5% of net sales, in the third quarter of fiscal year 2023. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, increased 20 basis points compared to the prior year period, primarily driven by the continued execution of our long-term initiatives and improved cost management.
Cost of sales was $12.4 billion, or 83.4% of net sales, in the first nine months of fiscal year 2024 compared to $11.9 billion, or 83.4% of net sales, in the first nine months of fiscal year 2023. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, remained flat compared to the first nine months of fiscal year 2023.
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

SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. We expect that our SG&A will increase in future periods due to investments to drive comparable club sales growth and our expanding footprint as we open new clubs. In addition, any future increases in wages or stock-based grants or modifications will increase our SG&A.
SG&A increased by 5.2% to $733.6 million in the third quarter of fiscal year 2024 from $697.1 million in the third quarter of fiscal year 2023.
SG&A increased by 6.0% to $2.2 billion in the first nine months of fiscal year 2024 from $2.1 billion in the first nine months of fiscal year 2023.
The increase in SG&A for both comparative periods was primarily driven by increased labor and occupancy costs as a result of new club and gas station openings in addition to other investments to drive strategic priorities, such as the restructuring of certain corporate functions, and an increase in accrued incentive compensation. Additionally, an increase in the number of owned clubs has resulted in increased depreciation expense. The increases in SG&A were partially offset by the favorable net impact of legal settlements reached of approximately $20 million during the third quarter of fiscal year 2024. We remain focused on investing in member engagement, marketing and digital strategies.
Pre-opening expenses
Pre-opening expenses include startup costs for new clubs and costs for relocated clubs. Expenses will vary based on the number of club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $12.5 million in the third quarter of fiscal year 2024 compared to $6.0 million in the third quarter of fiscal year 2023.
Pre-opening expenses were $16.0 million in the first nine months of fiscal year 2024 compared to $11.5 million in the first nine months of fiscal year 2023.
Pre-opening expenses fluctuated due to timing of spend and the number of club openings year-over-year for both comparative periods.
Interest expense, net
Interest expense, net was $12.6 million in the third quarter of fiscal year 2024 compared to $18.0 million in the third quarter of fiscal year 2023.
Interest expense, net was $39.3 million in the first nine months of fiscal year 2024 compared to $49.0 million in the first nine months of fiscal year 2023.
The decrease for both comparative periods was primarily due to a reduction in outstanding borrowings, fluctuations in interest rates year-over-year, and a decrease in debt extinguishment charges as the third quarter of fiscal year 2023 included charges related to the Fourth Amendment of the First Lien Term Loan.
Provision for income taxes
The effective income tax rate from continuing operations was 28.2% and 28.1% for the third quarter of fiscal years 2024 and 2023, respectively. The increase in the effective income tax rate was primarily driven by lower tax benefits from stock-based compensation in the current year period.
The effective income tax rate from continuing operations was 25.7% and 29.7% for the first nine months of fiscal years 2024 and 2023, respectively. The decrease in the effective income tax rate was primarily driven by higher tax benefits from stock-based compensation in the current year period.

Non-GAAP Financial Measures
The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with GAAP. In addition to relevant GAAP measures we also provide non-GAAP measures, including adjusted net income, adjusted net income per diluted share ("adjusted EPS"), adjusted EBITDA, adjusted free cash flow, and other key performance indicators, including comparable club sales, because management believes these metrics are useful to investors and analysts by excluding items that we do not believe are indicative of our core operating performance. These measures are customary for our industry and commonly used by competitors. These non-GAAP financial measures should not be reviewed in isolation or considered as an alternative to any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, adjusted net income, adjusted EPS, adjusted EBITDA, adjusted free cash flow, and comparable club sales may not be comparable to similarly titled measures used by other companies in our industry or across different industries. See Results of Operations above for our comparable club sales and merchandise comparable club sales results. Adjusted free cash flow is discussed within the Liquidity and Capital Resources section below.
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
We believe adjusted net income and adjusted EPS are useful metrics to investors and analysts because they present more accurate year-over-year comparisons for our net income and net income per diluted share because adjusted items are not the result of our normal operations. We also use adjusted EPS in connection with establishing long-term incentive compensation.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share amounts)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net income as reported	$155,748	$130,467	$411,755	$377,869
Adjustments:
Charges related to debt (a)	—	1,830	—	1,830
Restructuring (b)	2,091	5,213	7,276	8,427
Other adjustments (c)	—	—	—	(786)
Tax impact of adjustments to net income (d)	(585)	(1,972)	(2,037)	(2,652)
Adjusted net income (e)	$157,254	$135,538	$416,994	$384,688

Weighted-average diluted shares outstanding	133,333	134,984	133,764	135,338
Adjusted EPS (e) (f)	$1.18	$1.00	$3.12	$2.84
(a)Represents the expensing of fees and deferred fees and original issue discount associated with the amendment of the senior secured first lien term loan in fiscal 2023.
(b)Represents charges related to the restructuring of certain corporate functions, including costs for severance, retention, outplacement, consulting fees, and other third-party fees.
(c)Other non-cash items related to the reclassification into earnings of accumulated other comprehensive income / loss associated with the de-designation of hedge accounting and other adjustments.
(d)Represents the tax effect of the above adjustments at a statutory tax rate of approximately 28%.
(e)Adjusted net income for the thirteen and thirty-nine weeks ended October 28, 2023 has been recast to include adjustments for restructuring charges, and the corresponding tax impact, to conform to the current period presentation.
(f)Adjusted EPS is measured using weighted-average diluted shares outstanding.

Adjusted EBITDA
Adjusted EBITDA is defined as income from continuing operations before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including stock-based compensation expense, restructuring, and other adjustments.
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
The following is a reconciliation of our income from continuing operations to adjusted EBITDA and adjusted EBITDA as a percentage of net sales for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Income from continuing operations	$155,748	$130,467	$411,755	$377,780
Interest expense, net	12,593	18,004	39,299	48,968
Provision for income taxes	61,042	50,904	142,759	159,666
Depreciation and amortization	65,679	57,406	194,238	166,421
Stock-based compensation expense	10,714	9,380	29,640	29,011
Restructuring (a)	2,091	5,213	7,276	8,427
Other adjustments (b)	425	364	1,060	1,112
Adjusted EBITDA (c)	$308,292	$271,738	$826,027	$791,385
Adjusted EBITDA as a percentage of net sales	6.2%	5.6%	5.5%	5.5%
(a)    Represents charges related to the restructuring of certain corporate functions, including costs for severance, retention, outplacement, consulting fees, and other third-party fees. Adjusted EBITDA for the thirteen and thirty-nine weeks ended October 28, 2023 has been recast to include adjustments for restructuring charges to conform to the current period presentation.
(b)    Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.
(c)    Adjusted EBITDA for the thirteen and thirty-nine weeks ended October 28, 2023 has been recast to exclude adjustments for pre-opening expenses and non-cash rent to conform to the current period definition.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Revolving Facility. As of November 2, 2024, cash and cash equivalents totaled $33.9 million and we had $942.2 million of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures, fund share repurchases, and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.
In the first nine months of fiscal year 2024, we repurchased 1,536,591 shares under the 2021 Repurchase Program for a total purchase price of $129.3 million, inclusive of associated costs.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.

Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023
Net cash provided by operating activities	$628,955	$444,531
Net cash used in investing activities	(427,553)	(335,641)
Net cash used in financing activities	(203,578)	(109,254)
Net decrease in cash and cash equivalents	$(2,176)	$(364)

Net Operating Cash Flows
Net cash provided by operating activities was $629.0 million for the first nine months of fiscal year 2024 compared to $444.5 million for the first nine months of fiscal year 2023. The $184.4 million increase was primarily due to fluctuations in working capital, including $113.9 million related to accounts payable as a result of timing of inventory receipts and vendor payments; $51.6 million related to accrued expenses, primarily driven by the change in accrued incentive compensation as a result of differences in the expected achievement from period-to-period; $18.1 million related to merchandise inventories, primarily driven by changes in inventory levels in our perishables, grocery, and sundries divisions; partially offset by $56.2 million related to accounts receivable due to timing of vendor and customer cash receipts. Also contributing to the increase in net operating cash flows was an $33.9 million increase in net income, inclusive of a $27.8 million increase in depreciation and amortization and a net decrease in deferred income tax provisions of $22.3 million.
Our net cash from operating activities can fluctuate from period to period due to several factors, including: the timing and mix of sales, which are typically higher in the second and fourth quarters due to seasonality; the timing of inventory purchases as the Company prepares for holiday seasons; lease-related activity; and income tax and other payments.
Net Investing Cash Flows
Net cash used in investing activities was $427.6 million for the first nine months of fiscal year 2024, compared to $335.6 million for the first nine months of fiscal year 2023. This fluctuation is primarily driven by an increase in capital spending of $79.6 million primarily due to an increase in the number clubs under construction.
Net Financing Cash Flows
Net cash used in financing activities for the first nine months of fiscal year 2024 was $203.6 million, compared to $109.3 million for the first nine months of fiscal year 2023. The increase in cash used is primarily due to a $103.0 million increase in net payments on our ABL Revolving Facility, as well as an increased outflow of $56.2 million for the acquisition of treasury stock compared to the prior year period; partially offset by a $50.0 million net decrease in principal payments on our First Lien Term Loan, and by an increase in net cash received from stock option exercises of $13.1 million.
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

The following is a reconciliation of our net cash provided by operating activities to adjusted free cash flow for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net cash provided by operating activities	$206,757	$175,031	$628,955	$444,531
Less: Additions to property and equipment, net of disposals	(187,933)	(133,711)	(427,553)	(347,951)
Plus: Proceeds from sale-leaseback transactions	—	6,322	—	12,310
Adjusted free cash flow	$18,824	$47,642	$201,402	$108,890
Adjusted free cash flow decreased to $18.8 million for the third quarter of fiscal year 2024 compared to $47.6 million for the third quarter of fiscal year 2023. This decrease in adjusted free cash flow is primarily the result of an increase in capital spending, partially offset by higher cash flows from operating activities due to favorable fluctuations in working capital and higher net income. Adjusted free cash flow increased to $201.4 million for the first nine months of fiscal year 2024 compared to $108.9 million for the first nine months of fiscal year 2023. This increase is primarily the result of higher cash flows from operating activities due to favorable fluctuations in working capital and higher net income, partially offset by an increase in capital spending.
Debt and Borrowing Capacity
Our primary sources of borrowing capacity are the ABL Revolving Facility and the First Lien Term Loan, which are further discussed in Note 4, "Debt and Credit Arrangements," included in this Quarterly Report on Form 10-Q.
On July 28, 2022, we entered into the ABL Revolving Facility with an aggregate ABL Revolving Commitment of $1.2 billion pursuant to that certain credit agreement with Bank of America, N.A., as administrative agent and collateral agent, and other lenders party thereto. The maturity date of the ABL Revolving Facility is July 28, 2027.
On October 12, 2023, we amended the First Lien Term Loan to extend the maturity date from February 3, 2027 to February 3, 2029 and reduce applicable margin in respect of the interest rate, effective immediately, from SOFR plus 275 basis points per annum to SOFR plus 200 basis points per annum.
At November 2, 2024, there was $245.0 million outstanding in loans under the ABL Revolving Facility and $12.8 million in outstanding letters of credit. The interest rate on the revolving credit facility was 5.77% and unused capacity was $942.2 million.
At November 2, 2024, the interest rate for the First Lien Term Loan was 6.76% and there was $400.0 million outstanding.
On November 4, 2024, we entered into the Fifth Amendment with Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent, and the lenders party thereto.
The Fifth Amendment, among other things, provided for a new tranche of term loans in an aggregate principal amount of $400.0 million, which refinanced and replaced in full the existing Tranche B term loans outstanding under the First Lien Term Loan Credit Agreement immediately prior to the effectiveness of the Fifth Amendment. In addition, the Fifth Amendment reduced applicable margin in respect of the interest rate from SOFR plus 200 basis points per annum to SOFR plus 175 basis points per annum.
Material Cash Commitments
Our material cash commitments consist primarily of debt obligations, interest payments, leases, and purchase orders for merchandise inventory, agreements for capital items, gasoline, products and services used in our business, information technology, and executive employment. These material cash commitments impact our short-term and long-term liquidity and capital needs. As of November 2, 2024, other than those items related to the ordinary course of operations of our business such as inventory purchases, agreements for capital items, and new leases and lease amendments, there were no material changes to our material cash commitments from those described in our Annual Report on Form 10-K for fiscal year 2023.

Critical Accounting Policies and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. There were no material changes in critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates," in our Annual Report on Form 10-K for fiscal year 2023 for a complete list of our Critical Accounting Policies and Estimates.
Recent Accounting Pronouncements
Our accounting policies are set forth in the audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2023. There have been no material changes to these accounting policies and no accounting pronouncements adopted that had a material impact on the Company’s financial statements.
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
As of November 2, 2024, our total debt outstanding was $645.0 million, which included $245.0 million under our ABL Revolving Facility and $400.0 million under our First Lien Term Loan at interest rates of 5.77% and 6.76%, respectively. See “Note 4. Debt and Credit Arrangements” of our condensed consolidated financial statements included in in this Quarterly Report on Form 10-Q for additional information. A 100 basis point change in prevailing market rates would cause annual interest costs to change by approximately $6.5 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 2, 2024.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for fiscal year 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the third quarter of fiscal year 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c) (in thousands)
August 4, 2024 to August 31, 2024	320,000	84.00	320,000	$91,791
September 1, 2024 to October 5, 2024	60,835	$78.88	60,000	87,061
October 6, 2024 to November 2, 2024	309,995	$86.91	299,499	61,017
Total	690,830		679,499
(a)Includes 835 shares of common stock for the period September 1, 2024 to October 5, 2024 and 10,496 shares of common stock for the period October 6, 2024 to November 2, 2024 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock and performance stock awards. See Note 7 "Treasury Shares and Share Repurchase Programs" of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
(b)Excludes the impact of excise tax imposed on share repurchases pursuant to the Inflation Reduction Act.
(c)On November 18, 2021, the Company announced that on November 16, 2021, the Company's board of directors approved the 2021 Repurchase Program, that allows the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expires in January 2025. On November 18, 2024, the Company’s board of directors approved a new share repurchase program. The authorization allows the Company to repurchase up to $1.0 billion of its outstanding common stock and will expire in January 2029.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Employment Agreement Amendments
Following an ordinary course review of our existing compensation arrangements, we entered into amendments (the “Amendments”) to employment agreements with each of Messrs. Eddy, Cichocki and Werner and Ms. Felice. The Amendments are effective as of November 23, 2024. The Amendments modify the criteria permitting a termination for cause by the Company as well as include technical language relating to Section 409A of the Internal Revenue Code of 1986, as amended, and are filed with this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2, 10.3 and 10.4.
Additionally, the amendment to Mr. Eddy’s employment agreement revises the definition of “Good Reason” to include his removal from the role of Chairman of the board of directors of the Company or to the extent he becomes ineligible to serve in such role due to an amendment to the Company’s bylaws or corporate governance polices.
The foregoing description of the Amendments do not purport to be complete and are qualified in their entirety by reference to the full text of the Amendments, which are incorporated herein by reference.

10b5-1 Trading Plans
None of our directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1	Amendment No. 1 to Employment Agreement between Robert W. Eddy and BJ's Wholesale Club, Inc., dated as of November 23, 2024 (filed herewith).
10.2	Amendment No. 1 to Employment Agreement between Laura L. Felice and BJ's Wholesale Club, Inc., dated as of November 23, 2024 (filed herewith).
10.3	Amendment No. 1 to Employment Agreement between Paul Cichocki and BJ's Wholesale Club, Inc., dated as of November 23, 2024 (filed herewith).
10.4	Amendment No. 1 to Employment Agreement between William Werner and BJ's Wholesale Club, Inc., dated as of November 23, 2024 (filed herewith).
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: November 27, 2024	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)