Form 10-K
period 2025-02-01
BJ's Wholesale Club Holdings, Inc.
filed 2025-03-14
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025 or
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold as of August 3, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11,500,000,000. For purposes of this calculation, the registrant has excluded the market value of all shares of its voting common equity reported as beneficially owned by the executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant. The registrant has no non-voting common equity.
The number of outstanding shares of common stock of the registrant as of March 5, 2025 was 131,676,982.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2024 fiscal year pursuant to Regulation 14A.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K should be considered forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, including expectations regarding deferred revenue, lease commencement dates, impact of infrastructure investments on our operating model and selling, general and administrative expenses, sales of gasoline and gross profit margin rates, share repurchases, and new club and gas station openings, as well as statements that include terms such as "may", "might", "will", "should", "expect", "plan", "anticipate", "could", "intend", "project", "believe", "estimate", "predict", "continue", "forecast", "would", or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:
•uncertainties in the financial markets including, without limitation, as a result of disruptions and instability in the banking and financial services industries, wars and global political conflicts, and the effect of certain economic conditions or events on consumer and small business spending patterns and debt levels;
•risks related to our dependence on having a large and loyal membership;
•risks related to our membership fee increases;
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
•risks related to climate change and natural disasters, including hurricanes;
•our ability to identify and respond effectively to consumer trends, including our ability to successfully maintain a relevant digital experience for our members;
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
•"First Lien Term Loan" means the Company’s senior secured first lien term loan facility that was amended on November 4, 2024;
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
•"NQDC Plan" means the BJ's Wholesale Club, Inc. Non-Qualified Deferred Compensation Plan;
•"fiscal year 2022" means the 52 weeks ended January 28, 2023;
•"fiscal year 2023" means the 53 weeks ended February 3, 2024;
•"fiscal year 2024" means the 52 weeks ended February 1, 2025;
•"fiscal year 2025" means the 52 weeks ending January 31, 2026;
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
BASIS OF PRESENTATION
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Accordingly, references herein to "fiscal year 2025" relate to the 52 weeks ending January 31, 2026, references herein to "fiscal year 2024" relate to the 52 weeks ended February 1, 2025, references herein to "fiscal year 2023" relate to the 53 weeks ended February 3, 2024 and references herein to "fiscal year 2022" relate to the 52 weeks ended January 28, 2023. In this Annual Report on Form 10-K, unless otherwise noted, when we compare a metric (such as comparable club sales) between one period and a "prior period," we are comparing it to the analogous period from the prior fiscal year.

PART I
Item 1. Business
General
BJ’s Wholesale Club is a leading operator of membership warehouse clubs concentrated primarily in the eastern half of the United States. We deliver significant value to our members, consistently offering up to 25% savings on a representative basket of manufacturer-branded groceries compared to traditional supermarket competitors. We provide a curated assortment focused on groceries, fresh foods, general merchandise, gasoline, and other ancillary services to deliver a differentiated shopping experience that is further enhanced by our digital capabilities. Additionally, we provide access to coupons and promotions to deliver further value to our members.
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 250 large-format, high volume warehouse clubs and 186 gas stations spanning 21 states as of fiscal year end 2024. In our core New England market, which has high population density and generates a disproportionate part of U.S. gross domestic product ("GDP"), we operate more than three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club ("BOPIC") service, curbside delivery, same-day delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for either unlimited or twelve same-day deliveries over a one-year period.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have over 7.5 million members paying annual fees to gain access to savings on groceries, general merchandise, services, and gasoline. Through December 31, 2024, the annual membership fee for our Club Card membership was generally $55, and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, was generally $110. Effective January 1, 2025, the Club Card membership fee increased to $60 per year and the Club+ membership fee increased to $120 per year. We believe that these membership fee increases will allow us to invest in an even stronger value proposition for our growing member base. We believe that members can save over ten times their $60 Club Card membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent approximately 26% of our total net sales, excluding gasoline. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $456.5 million for fiscal year 2024.
On May 2, 2022, we completed our acquisition of the assets and operations of four distribution centers and the related private transportation fleet from Burris Logistics (the "Acquisition"), to bring substantially all of the end-to-end perishable supply chain in-house. See "Note 20. Acquisitions" of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the Acquisition.
Industry Overview
Warehouse clubs offer a relatively narrow assortment of food and general merchandise items within a wide range of product categories. In order to achieve high sales volumes and rapid inventory turnover, merchandise selections are generally limited to items that are brand name leaders in their categories, alongside an assortment of private label brands. Since warehouse clubs sell a diversified selection of product categories, they attract customers from a wide range of other wholesale and retail distribution channels, such as supermarkets, supercenters, internet retailers, gasoline stations, hard discounters, department and specialty stores, and operators selling a narrow range of merchandise. These higher cost distribution channels have traditionally been unable to match the low prices offered by warehouse clubs over long periods of time.
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
Our Clubs
As of February 1, 2025, we operated 250 clubs ranging in size from 44,000 square feet to 177,000 square feet. We aim to locate our larger clubs in high density, high traffic locations that are difficult to replicate. We design our smaller format clubs to serve markets whose population is not sufficient to support a larger club or that are in locations, such as urban areas, where there is inadequate real estate space for a larger club. Including space for parking, the amount of land required for a BJ’s club generally ranges from ten acres to fourteen acres. Our clubs are located in both free-standing locations and shopping centers.
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
A summary of our club locations by state as of February 1, 2025 is set forth in the table below:

Market	Club Count
New York	49
Florida	39
Massachusetts	25
New Jersey	23
Pennsylvania	20
Virginia	14
Connecticut	13
Maryland	12
North Carolina	9
Ohio	8
New Hampshire	7
Georgia	6
Michigan	5
Delaware	4
Rhode Island	4
Tennessee	4
Maine	3
Indiana	2
Alabama	1
Kentucky	1
South Carolina	1
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

Merchandising
We service our existing members and attract new members by providing a broad range of high quality, brand name and private label merchandise at prices that are consistently lower than the prices of traditional retailers, including discount retailers, supermarkets, supercenters, and specialty retail operations. We limit the items offered in each product line to fast selling styles, sizes and colors, carrying approximately 7,000 core active stock keeping units ("SKUs"). We may add additional temporary SKUs from time to time to keep up with demand.
By contrast, supermarkets normally carry an average of 40,000 SKUs, and supercenters may stock 100,000 SKUs or more. We work closely with manufacturers to develop packaging and sizes that are best suited for selling through the warehouse club format in order to minimize handling costs and ensure value to our members.
We group our merchandise offerings into two divisions: perishables, grocery and sundries, and general merchandise and services.
•Perishables, grocery, and sundries: consists of our meat, produce, dairy, bakery, deli and frozen products, packaged foods, beverages, detergents, disinfectants, paper products, beauty care, adult and baby care and pet foods, which constituted approximately 87% of our merchandise sales for fiscal year 2024.
•General merchandise and services: consists of electronics, apparel, seasonal goods, small appliances, televisions, furniture, optical, tires, third-party gift cards, and other revenues, which constituted approximately 13% of our merchandise sales for fiscal year 2024.
BJ’s consumer-focused private label products, sold under Wellsley Farms® and Berkley Jensen® brands, comprised approximately 26% of our total net sales, excluding gasoline, in fiscal year 2024. These products are primarily premium quality and generally are priced below the branded competing product. We focus both on a group of core private label products that compete with national brands that have among the highest market share and yield higher margins and on differentiated products that drive member loyalty.
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
As of February 1, 2025, we had 186 gasoline stations in operation at or near our clubs. The gas stations are generally self-service. We generally maintain our gas prices below the average retail prices in each market as a means of illustrating a favorable price image to existing and prospective members.
Digital Offerings
We have built a robust digital portfolio which includes BJs.com and the BJ’s mobile app.  We have made it easier for members to purchase, review products, digitally add coupons to their membership card and view annual member savings. BJs.com showcases our club assortment available to members along with review ratings and coupons for added savings.  The above digital portfolio offers our members convenient ways to shop, including our BOPIC service, curbside delivery, same-day delivery or traditional ship-to-home service. Our app delivers personalized promotions, improved shopping experiences, and an efficient gateway to our fulfillment options. Our members appreciate the convenience of the BJ’s mobile app, as evidenced by millions of downloads since fiscal year 2019, as well as the usage of ExpressPay®, which allows members to skip checkout lines when they shop in club by paying with their phones. BJ’s Media Edge™, which launched in fiscal year 2022, is our retail media program that offers brands a comprehensive advertising solution to connect with BJ’s members.
Membership
Paid membership is an essential element of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We have a large base of more than 7.5 million paid memberships as of February 1, 2025. Our target customers care about value, quality and convenience and shop at warehouse clubs for their family needs. Our target customers are a price sensitive demographic with large household sizes, representing the largest segment of warehouse club shoppers in BJ’s trade areas.
During fiscal year 2023, we rebranded our memberships and co-branded credit card. Historically, we've offered two core types of memberships: the Club Card (formerly Inner Circle®) memberships and business memberships. Through December 31, 2024, we generally charged $55 per year for a primary Club Card membership that included one additional card for a household member, which increased to $60 per year, effective January 1, 2025. Primary members could purchase up to three supplemental memberships for $35 each. A primary business membership typically costs $60 per year, representing an increase from $55 as of January 1, 2025, and includes one free supplemental membership. Business members could purchase up to eight additional supplemental business memberships at $35 each. U.S. military personnel—active and veteran—who enrolled at a BJ’s club location could do so for a reduced membership fee.
Our higher tier membership was rebranded from BJ’s Perks Rewards® to Club+, which offers members the opportunity to earn 2% cash back on most in-club and bjs.com purchases, a 5-cent per gallon discount on gasoline, and effective January 1, 2025, two free same-day deliveries. Through December 31, 2024, the annual fee for a Club+ membership was generally $110 per year, which increased to $120 per year, effective January 1, 2025. We also offer our BJ's One™ and BJ's One+™ Mastercard® credit cards (formerly the My BJ’s Perks® program). These cards provide members with the opportunity to earn up to 5% cash back on purchases made at our clubs or online at bjs.com, up to a 15-cent per gallon discount on gasoline when paying with a BJ's One™ or BJ's One+™ Mastercard® at our BJ’s Gas locations, and effective January 1, 2025, two free same-day deliveries if such benefit has not already been received under the Club+ program. In fiscal year 2024, Club+ members and co-branded Mastercard® members accounted for 39% of members and 50% of merchandise spend (excluding gas and membership fee income), compared to 38% of members and 49% of merchandise spend (excluding gas and membership fee income) in fiscal year 2023.
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
We believe price is the major competitive factor in the markets in which we compete. Other competitive factors include club location, merchandise selection, member services, and name recognition. We believe our efficient, low-cost form of distribution gives us a significant competitive advantage over more traditional channels of retail distribution.
Intellectual Property
We believe that, to varying degrees, our trademarks, trade names, copyrights, proprietary processes, trade secrets, patents, trade dress, domain names and similar intellectual property add significant value to our business and are important to our success. We have invested significantly in the development and protection of our well-recognized brands, including our private label brands, Wellsley Farms® and Berkley Jensen®. We believe that products sold under our private label brands are high quality, offered to our members at prices that are generally lower than those for comparable national brand products and help lower costs, differentiate our merchandise offerings from other retailers, and generally earn higher margins. We expect to continue to increase the sales penetration of our private label items.
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
Employees and Human Capital Resources
As of February 1, 2025, we had over 33,000 full-time and part-time employees, whom we refer to as team members. None of our team members are represented by a union. We consider our relations with our team members to be good.
Culture. We are driven by a powerful purpose: we take care of the families who depend on us. For our team members, this means creating career opportunities at every level of our company. Our team members include those starting out their careers, those re-entering the work force and part-time workers as well as managers and executives. Many of our leaders started out as part-time team members in our clubs and distribution centers. Our approach to creating opportunities has enabled us to build a world-class team that is committed to serving our members and making a positive difference in our communities.
Team Member Engagement. We provide all team members with the opportunity to share their opinions and feedback on our culture through a survey that is performed every year. Results of the survey are measured and analyzed to enhance the team member experience, promote retention of team members, drive change, and leverage the overall success of our Company.
Total Rewards. We believe our team members are the key to our success and we offer competitive programs to meet the needs of our colleagues and their families. Our programs include annual bonuses, 401(k) plans, stock awards, an employee stock purchase plan, non-qualified deferred compensation plan, paid time off, flexible work schedules, family leave, team member assistance programs, and more, based on eligibility criteria.  We take the health and wellness of our team members seriously.  We provide our eligible team members with access to a variety of innovative, flexible and convenient health and wellness programs. Additionally, the Company provides resources, such as an onsite chiropractor, a health clinic and access to a fitness center for team members. Such programs are designed to support team members’ physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. The Company also provides team members with comprehensive medical benefits, dental, and behavioral and mental wellness benefits.
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
Community Involvement. We have a long and proud history of investing in the communities where we live and work. BJ’s Charitable Foundation (the "Foundation") was established with the mission to enrich the communities we serve. The Foundation supports nonprofit organizations that primarily benefit the underprivileged in the areas of hunger prevention, education, and health and wellness. Throughout the year, the Foundation makes multiple direct donations from the Company to support food banks and pantry programs in communities that our clubs serve. Since its inception in 2004, the BJ's Charitable Foundation has awarded over $37.0 million to non-profit organizations and schools, providing vital support in BJ's communities.
Corporate Information
BJ’s Wholesale Club Holdings Inc. was incorporated on February 23, 2018. On July 2, 2018, BJ’s Wholesale Club Holdings, Inc. became a publicly traded entity in connection with its IPO and listing on the New York Stock Exchange ("NYSE") under the ticker symbol "BJ." Our principal operating subsidiary is BJ’s Wholesale Club, Inc., which is a wholly owned subsidiary of BJ's Wholesale Club Holdings, Inc.
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
Information About our Executive Officers
The following are the executive officers of BJ’s Wholesale Club as of March 14, 2025:

Name	Age	Office and Business Experience
Robert W. Eddy	52
Robert W. Eddy is chairman of the board, president and chief executive officer of the company. Mr. Eddy joined the company in 2007 as senior vice president, finance and was named executive vice president and chief financial officer in 2011 and served as executive vice president, chief financial and administrative officer from 2018 to April 2021 when he joined the board of directors and became president and chief executive officer. Mr. Eddy was named chairman of the board in June 2023. Prior to joining BJ’s, Mr. Eddy served retail and consumer products companies as a member of the audit and business advisory practice of PricewaterhouseCoopers LLP, in Boston and San Francisco. Mr. Eddy is a graduate of Babson College in Wellesley, Massachusetts, and Phillips Academy in Andover, Massachusetts.

Mr. Eddy currently serves as chairman of the board of directors and executive committee of the National Retail Federation and as a member of the board of trustees of the Boston Children’s Hospital Trust. In September 2023, he became a director of DICK’s Sporting Goods (NYSE: DKS). From 2013 to 2017, Mr. Eddy chaired the Financial Executives Council of the National Retail Federation. He is also a member of the College Advisory Board for Babson College.

Laura L. Felice	43	Laura L. Felice has served as BJ’s executive vice president, chief financial officer since April 2021. From November 2016 to April 2021, Ms. Felice served as senior vice president, controller and was responsible for the integrity of our financial records. Before joining BJ’s, Ms. Felice worked at Clarks Americas, Inc., a British shoe manufacturer and retailer from 2008 to 2016 in various roles of increasing responsibility including serving as the senior vice president of finance from November 2015 to November 2016. In that role, she led all aspects of commercial finance for the Americas region distribution channels. Additionally, Ms. Felice worked at PricewaterhouseCoopers LLP, a multinational professional services firm from 2003 to 2008.

		She is a certified public accountant and currently serves as a board member, vice chair and finance committee chair for the Massachusetts Society of CPAs. Ms. Felice also currently serves as a board member of Broadstone Net Lease, LLC (NYSE: BNL). She also sits on the Board of Advisors for the Boston Ballet and is a board member of the National Retail Federation Foundation. She holds a master’s degree of accounting and a bachelor’s degree with a double major in finance and accounting from Boston College.

Paul Cichocki	55	Paul Cichocki has served as BJ’s executive vice president, chief commercial officer since April 2021 and oversees merchandising, membership, marketing and analytics. From April 2020 to April 2021, Mr. Cichocki served as executive vice president, membership, analytics and business transformation and was responsible for the strategy and vision for the company’s membership, marketing and analytics divisions. Prior to joining BJ’s, Mr. Cichocki most recently worked at Bain & Company, a management consulting firm, from 1997 to April 2020 where he spent over 20 years supporting clients across a broad range of industries, including retail, consumer products, financial services and food and beverage. Prior to Bain & Company, Mr. Cichocki worked as an operating manager at Frito-Lay, a snack manufacturing division of PepsiCo., from 1991 to 1995. Mr. Cichocki attended Harvard Business School, where he earned a master of business administration with distinction. He is also a graduate from the University of Massachusetts, where he received a bachelor’s degree in operations management with high honors.

Anjana Harve	52	Anjana Harve is executive vice president, chief information officer of the company. Ms. Harve was named to this position in September 2023 and is responsible for the strategic leadership and direction of the company’s information technology organization. Prior to joining BJ’s, from January 2021 to April 2023, she served as global chief information officer at Fresenius Medical Care, the world’s leading provider of products and services for individuals with renal diseases, where she led information technology, privacy assurance, cyber, digital and data security across key business units. She also held the position of North America chief information officer at Fresenius from March 2020 to January 2021. From October 2018 to March 2020, she served as chief information officer at Hill-Rom, a medical technology provider. Prior to these positions, Ms. Harve also held various technology and other senior management positions during her career, including at Novartis, a Swiss multinational pharmaceutical corporation, and Shire, also a multinational pharmaceutical corporation. She also serves on the Supervisory Board of Wolters Kluwer, a global leader in professional information, software solutions and services.

		Ms. Harve holds a bachelor’s degree in computer science engineering from Bangalore University in India and a Master of Business Administration from the Wharton School at University of Pennsylvania.

Graham N. Luce	55	Graham N. Luce has served BJ’s executive vice president, general counsel and secretary since March 2023. He provides senior management with strategic advice on company initiatives, complex business transactions and litigation as well as counsel on all corporate governance-related matters. He joined the company in April 2015 as senior vice president, general counsel and secretary and served in that role until March 2023. Prior to joining the company, Mr. Luce worked at Bain & Company, a management consulting firm, from 2000 to 2015 and Goodwin Procter LLP, a global law firm, from 1995 to 2000. He holds a juris doctor from Boston University School of Law and bachelor’s degrees in political science and electrical engineering from Tufts University.

Scott Schmadeke	48	Scott Schmadeke is executive vice president, chief operations officer of the company. He oversees club operations, supply chain and asset protection and safety for the company. Mr. Schmadeke joined BJ’s in 2018 as senior vice president of operations. Since then, he expanded his responsibilities to include leading field and fresh operations. He played a pivotal role in the company’s acquisition and transition of its perishable distribution centers as well as the rollout of enhanced fresh offerings and new club openings. Before joining BJ’s, Mr. Schmadeke held several key operations leadership positions in the retail and grocery industry, including roles at Albertson’s Companies and Safeway, Inc. He holds a bachelor of science in business administration and management from the University of Phoenix.

Monica Schwartz	50	Monica Schwartz has served as BJ’s executive vice president, chief digital officer since October 2021 and is responsible for driving the company’s vision and strategy for its e-commerce and digital efforts. She joined the company in August 2020 and previously served as our senior vice president, chief digital officer from August 2020 to October 2021. Ms. Schwartz most recently served as vice president, online merchandising at The Home Depot, Inc., a home improvement retailer, from December 2017 to September 2019 and was responsible for the e-commerce site and driving innovation. Prior to that, she served as the executive vice president of digital at Nine West Group, a fashion retailer, from 2015 to 2017. From 2014 to 2015, Ms. Schwartz served as chief global digital officer at Stuart Weitzman Holdings, LLC, a women’s footwear and handbag retailer. From 2012 to 2014, she served as executive director, e-commerce at David Yurman Enterprises, LLC, a jewelry design company. Prior to that, she held positions of increasing responsibility at E-bay, Inc., an e-commerce corporation, from 2007 to 2012. From 2005 to 2007, she held positions with Countrywide Financial Corporation, a financial services company, and from 1998 to 2001 she held positions with MediaHippo, an interactive media agency. She holds a master of business administration at the University of California, Los Angeles Anderson School of Management and a bachelor’s degree in fine arts from Miami University.

William C. Werner	47	William C. Werner has served as BJ’s Executive Vice President, Strategy and Development since April 2021 and is responsible for building the company’s market expansion and key strategic initiatives. Mr. Werner served in several other roles throughout his tenure at BJ’s, including as senior vice president, strategic planning and investor relations from November 2016 to April 2021, senior vice president, finance from 2013 to November 2016 and as the company’s vice president, accounting and financial reporting from 2012 to 2013. Prior to joining BJ’s, Mr. Werner was a director in the deals practice at PricewaterhouseCoopers LLP, a multinational professional services firm, from 2007 to 2012. He holds a bachelor’s degree with a double major in mathematics and accounting from the College of the Holy Cross.

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
Risks Relating to Our Business
Our business may be affected by macroeconomic and other market issues that affect consumer spending.
Our results of operations are affected by the level of consumer spending and, therefore, by changes in the economic factors that impact consumer spending. Certain economic conditions or events, such as a contraction in the financial markets; high rates of inflation or deflation; high unemployment levels; decreases in consumer disposable income; unavailability of consumer credit; higher consumer debt levels; higher tax rates and other changes in tax laws; fluctuations in interest rates; higher fuel, energy and other commodity costs; weakness in the housing market; higher insurance and health care costs; and product cost increases resulting from an increase in commodity prices or supply chain issues, could reduce, and in some cases have reduced, consumer spending generally, which could cause our customers to spend less or to shift their spending to our competitors. Reduced consumer spending may result in reduced demand for our items and may also require increased selling and promotional expenses. Issues or trends that affect consumer spending broadly could affect spending by our members disproportionately. A reduction or shift in consumer spending could negatively impact our business, results of operations and financial condition.
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
We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices and in a timely fashion. We source our merchandise from a wide variety of domestic and international vendors. Finding qualified vendors who meet our standards and acquiring merchandise in a timely and efficient manner are significant challenges, especially with respect to vendors located and merchandise sourced outside the United States. We have no assurances of continued supply, pricing or access to new products, and, in general, any vendor could at any time change the terms upon which it sells to us or discontinue selling to us. In addition, member demand may lead to insufficient in-stock quantities of our merchandise. Additionally, if a significant vendor, particularly a vendor that supplies high demand products and for which we have limited alternative sources, has a supply chain disruption for any reason that negatively impacts their ability to supply us with the products we need in a timely or cost-effective manner, such disruption could have, and in the past has had, a material impact on our sales and results of operations.
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
Natural disasters, extreme weather conditions and catastrophic events beyond our control could negatively affect our business, financial condition and results of operations.
Our business could be severely impacted by natural disasters and extreme weather conditions, such as hurricanes, earthquakes, floods, wildfires or other incidents beyond our control, such as global or regional pandemics, epidemics or outbreaks of infectious diseases, terrorism, war/conflict, geopolitical tensions or events, riots, acts of violence and other crimes (including looting or vandalism), particularly in locations where our centralized operating systems and administrative personnel are located. For example, our operations are concentrated primarily on the eastern half of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snowstorm, could have a material adverse effect on a substantial portion of our operations. Such natural disasters or catastrophic events beyond our control could result in, among other things: physical damage to one or more of our properties or inventory; the temporary closure of one or more of our clubs, Company-operated or contracted distribution centers or our home office facility; the temporary reduction in the availability of products in our clubs and online or a reduction in demand for certain of our products; the temporary lack of an adequate work force in a market; a temporary or long-term disruption in merchandise distribution, including issues with the transport of goods to or from overseas, each of which could have a negative adverse effect on our business, financial condition, cash flows and results of operations.

Disruptions in our merchandise distribution could adversely affect sales and member satisfaction.
We depend on the orderly operation of our merchandise receiving and distribution process through our Company-operated distribution centers. All of our end-to-end perishable supply chain has been contained in-house since mid-2022. Although we believe that our receiving and distribution process is efficient, unforeseen disruptions in operations due to extreme weather, including hurricanes, earthquakes, tornados, wildfires, floods, or other catastrophic events, labor issues, war or other civil unrest, or other shipping problems (which may include, but are not limited to, strikes, slowdowns or work stoppages at the ports of entry for the merchandise that we import) may result in delays in the delivery of merchandise to our clubs, which could adversely affect sales and the satisfaction of our members. In addition, increases in distribution costs (including, but not limited to, trucking and freight costs, or otherwise) could adversely affect our expenses, which could adversely affect our operating profit and results of operations.
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
We accept payments using an increasing variety of methods, including cash, checks, our co-branded credit cards and a variety of other credit and debit cards, as well as Paypal, Apple Pay®, Google Pay, and EBT payments. Our efficient operation, like that of most retailers, requires the transmission of information permitting cashless payments. As we offer new payment options to our members, we may be subject to additional rules, regulations and compliance requirements, along with the risk of higher fraud losses. For certain payment methods, we pay interchange and other related card acceptance fees, along with additional transaction processing fees. We rely on third parties to provide secure and reliable payment transaction processing services, including the processing of credit and debit cards, and our co-branded credit card, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. For example, we are subject to Payment Card Industry Data Security Standards, which contain stringent compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We are also subject to a consent decree entered by the FTC in 2005 in connection with a complaint alleging that we had failed to adequately safeguard members’ personal data. Under the consent decree, we are required to maintain a comprehensive information security program that is reasonably designed to protect the security, confidentiality, availability and integrity of personal information collected from or about our members. In addition, if our third-party processor systems are breached or compromised, we may be subject to substantial fines, remediation costs, litigation and higher transaction fees and lose our ability to accept credit or debit card payments from our members, and our reputation, business and operating results could also be materially adversely affected.
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
Our co-branded credit card program may be affected by economic and regulatory conditions.
Deterioration in economic conditions could adversely affect our co-branded credit card program, including the volume of new credit accounts, the amount of credit card balances and the ability of credit card holders to pay their balances. These conditions could result in the Company receiving lower payments under the co-branded credit card program. Additionally, new laws or regulations on credit card operations may impose certain requirements and limitations on credit card providers. Compliance with these regulations may negatively impact the operation of our co-branded credit card program, resulting in lower revenue streams derived from our co-branded credit card program.
We rely extensively on information technology to process transactions, compile results and manage our businesses. Failure or disruption of our primary and back-up systems could adversely affect our businesses.
Given the very high volume of transactions we process each year, it is important that we maintain uninterrupted operation of our business-critical computer systems and infrastructure. Our systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security incidents, including tampering with hardware and breaches of our transaction processing or other systems that could result in the compromise of confidential customer or team member data, ransomware or other malware attacks, social engineering, catastrophic events such as fires, earthquakes, tornadoes and hurricanes and errors by our team members. Phishing attacks have emerged as particularly pervasive, including as a means for ransomware attacks, which have increased in both frequency and breadth. If our systems or infrastructure are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer serious interruptions in our operations, which might not be short-lived, in the interim. Any material interruption to these systems or infrastructure could have a material adverse effect on our business and results of operations. Additionally, we rely on third party technology and vendors and other service providers for certain of our critical business functions, and any system failures of these third party providers, whether caused by security breaches, fraud or otherwise, and our our inability to find suitable alternatives in a timely and efficient manner and on acceptable terms, or at all, could disrupt our operations and subject us to losses or costs to remediate any of these deficiencies. In addition, the cost of securing our systems against failure or attack is considerable, and increases in these costs, particularly in the wake of a security incident, could be material.
Global or regional pandemics, epidemics or outbreaks of infectious disease, could have an adverse effect on our business, financial condition and results of operations.
The extent to which global or regional pandemics, epidemics or outbreaks of any highly infectious disease impacts our business, operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Any global or regional pandemic, epidemic or outbreak of any highly infectious disease, may materially adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in this "Risk Factors" section, including:
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
If we do not successfully maintain a relevant digital experience for our members, our results of operations could be adversely impacted.
Digital retailing is rapidly evolving, with the use of digital platforms by consumers continuing to increase, and we must keep pace with changing member expectations and new developments by our competitors. Our members are increasingly using mobile phones, tablets and other devices to shop and to interact with us through social media, with digitally-enabled comparable sales growth of 26.0% as of the fourth quarter of fiscal year 2024. We continue to make technology investments in our website and mobile application. If we are unable to make, improve or develop relevant member-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.
We depend on the financial performance of our operations in the New York metropolitan area.
Our financial and operational performance is dependent on our operations in the New York metropolitan area, which accounted for 23% of net sales in fiscal year 2024. The New York metropolitan area is the city and suburbs of New York City, which includes Long Island and the Mid- and Lower Hudson Valley in the state of New York. It also includes north and central New Jersey, three counties in western Connecticut and five counties in northeastern Pennsylvania. We consider 44 of our clubs to be located in the New York metropolitan area. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our operations in the New York metropolitan area could arise from, among other things, slower growth or declines in our comparable club sales; negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for club openings; cannibalization of existing locations by new clubs; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in this market, including higher levels of unemployment, depressed home values and natural disasters; regional economic problems; changes in local regulations; terrorist attacks; and failure to consistently provide a high quality and well-assorted mix of products to retain our existing member base and attract new members.
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
We are typically responsible for taxes, utilities, insurance, repairs and maintenance for our leased retail properties. Our net lease cost for fiscal years 2024, 2023 and 2022 totaled $392.5 million, $372.6 million and $368.0 million, respectively. Our future minimum rental commitments for all operating leases in existence as of February 1, 2025 was $361.2 million for fiscal year 2025 and a total of $3.1 billion thereafter. We expect that certain new clubs may be leased to us, which will further increase our lease costs and require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our senior secured asset based revolving credit and term facility (the "ABL Revolving Facility") or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.
The operating leases for our retail properties, distribution centers and corporate office expire at various dates through fiscal year 2051. Several leases have renewal options for various periods of time at our discretion. When leases for our clubs with ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all. Further, if we attempt to relocate a club for which the lease has expired, we may be unable to find a new location for that club on commercially acceptable terms or at all, and the relocation of a club might not be successful for other reasons. Any of these factors could cause us to close clubs in desirable locations, which could have an adverse impact on our results of operations.
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
As our e-commerce business grows, we increasingly encounter the risks and difficulties that internet-based businesses face. The successful operation of our e-commerce business, and our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depend on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our e-commerce business include, but are not limited to: uncertainties associated with our website, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, inadequate system capacity, computer viruses, human error, security incidents; disruptions in telecommunications service or power outages; reliance on third parties for computer hardware and software and delivery of merchandise to our customers; rapid changes in technology; credit or debit card fraud and other payment processing related issues; changes in applicable federal and state regulations; liability for online content; cybersecurity and consumer privacy concerns and regulation; and reliance on third parties for same-day delivery.
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
We imported approximately 3% of our merchandise directly from overseas countries such as China, Vietnam, Bangladesh and India during fiscal year 2024. In addition, many of the products we purchase from domestic vendors are imported and would be subject to tariffs before reaching our clubs.
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
Tariffs, or the threat of tariffs, may also significantly disrupt our ability to offer competitive prices as a result of negatively impacting consumer behavior and the assortment of goods we carry. Tariffs also can impact our ability or our vendors’ ability to source product efficiently or create other supply chain disruptions. We may not be able to fully or substantially mitigate the impact of current or future tariffs, pass price increases on to our customers or secure adequate alternative sources of products, which would have a material adverse effect on our business, operating results and financial performance.
Because of our international sourcing, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.
We sourced approximately 3% of our merchandise abroad during fiscal year 2024. The U.S. Foreign Corrupt Practices Act and other similar laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot ensure that we will be successful in preventing our team members or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, cash flows and results of operations.
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
Our goodwill and indefinite-lived intangible assets, which consist of goodwill and our trade name, represented a significant portion of our total assets as of February 1, 2025. Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators are based on market conditions and the operational performance of our business.
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
As of February 1, 2025, our total outstanding debt was $573.8 million. Our leverage could expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our ABL Revolving Facility and First Lien Term Loan. Our indebtedness could have important consequences to us, including: limiting our ability to deduct interest in the taxable period in which it is incurred in light of the Tax Cuts and Jobs Act and exposing us to the risk of increased interest rates as substantially all of our borrowings are at variable rates.
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
We use a combination of insurance and self-insurance plans to provide for potential liability for workers’ compensation, general liability, property, cyber, trucking liability, fiduciary liability and employee and retiree health care. Liabilities associated with the risk retained by the Company are estimated based on historical claims experience and other actuarial assumptions believed to be reasonable under the circumstances, but which are subject to a high degree of variability. To the extent that we are subject to a higher frequency of claims, are subject to more serious claims or insurance coverage is not available, we could have to significantly increase our reserves, and our liquidity and operating results could be materially and adversely affected. It is also possible that some or all of the insurance that is currently available to us from third parties will not be available in the future on economically reasonable terms or at all.

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
We compute our income tax provision based on enacted federal and state tax rates. As tax rates vary among jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision.  Additionally, changes in the enacted tax laws, adverse outcomes in tax audits, including potential future transfer pricing disputes, or any change in the pronouncements relating to accounting for income taxes could have a material adverse effect on our financial condition and results of operations.

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
Our cybersecurity risk assessment program includes a number of components, including information security program assessments, audits and maturity assessments, that are conducted periodically by both internal and external resources. Additionally, we partner with multiple third-party managed security service providers for enhanced monitoring of our information technology and data security environment and to perform proactive detection and investigation of malicious activity within our network. Our internal audit function also conducts regular assessments of different systems to provide the audit committee with information on our cybersecurity risk management processes, which processes are integrated into our overall enterprise risk management program.
As part of our cybersecurity risk management program, we take a risk-based approach to the evaluation of third-party vendors, and apply mitigations and processes based on our evaluation of the sensitivity of the data accessed by the vendor and the maturity of the vendor’s programs. Our vendor evaluation procedures include, as appropriate, the completion of a vendor security questionnaire and our implementation of vendor monitoring programs. We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats and security incidents that could affect our information or systems. See “Item 1A. Risk Factors” for additional information on the Company’s cybersecurity-related risks.
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
Item 2. Properties
We operated 250 warehouse club locations as of February 1, 2025, of which 207 are leased under long-term leases and 22 are owned. We own the buildings at the remaining 21 locations, which are subject to long-term ground leases. A listing of the number of Company locations in each state is shown under "Part I. Item 1. Business."
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
We operate three cross-dock distribution centers for non-perishable items and also have four perishable item distribution centers. Our cross-dock distribution centers for non-perishable items are leased under lease agreements expiring between 2031 and 2033, and range between 480,000 and 630,000 square feet in size. One of the perishable distribution centers is leased under an lease agreement expiring October 31, 2028 and the remaining three facilities are owned. The perishable distribution centers range between 114,000 and 252,000 square feet in size.
We operate another cross-dock distribution center primarily for business-to-business transactions, which occupies a total of approximately 100,000 square feet. Our lease agreement for this center expires in 2029.
On January 28, 2025, we announced plans to build our fourth ambient distribution center, which will be located in Ohio. The new facility is expected to open in 2027. The new distribution center will expand our supply chain capacity and support our growing footprint.
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
Our common stock trades on the NYSE under the symbol "BJ". As of the end of business on March 5, 2025, the trading price of our common stock closed at $100.09 per share.
Holders
As of March 5, 2025, there were approximately four record holders of our common stock. This number does not include beneficial owners whose shares were held in street name.
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
Performance Graph
The following graph illustrates a comparison of the cumulative total return on our common stock with the cumulative total return for (i) the S&P 500 Index and (ii) the S&P 500 Retail Index for the period from February 1, 2020 through February 1, 2025. The graph assumes an investment of $100 in our common stock and in each index at market close on February 1, 2020 and the reinvestment of all dividends. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock.

Performance Graph
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
February 1, 2020
January 30, 2021
January 29, 2022
January 28, 2023
February 3, 2024
February 1, 2025
BJ's Wholesale Club, Inc.
S&P 500
S&P 500 Retail

	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024	February 1, 2025
BJ’s Wholesale Club, Inc.	$100.00	$205.02	$282.31	$339.67	$314.38	$482.70
S&P 500	100.00	117.25	141.87	132.47	164.06	202.59
S&P 500 Retail	100.00	141.39	149.72	123.99	174.14	227.91
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of our common stock during the fourth quarter of fiscal year 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)
November 3, 2024 - November 30, 2024	—	$—	—	$61,017
December 1, 2024 - January 4, 2025	325,000	94.72	325,000	30,233
January 5, 2025 - February 1, 2025	320,294	94.39	320,294	1,000,000
Total	645,294		645,294
(1)No shares of common stock were surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock and performance stock awards during the fourth quarter of fiscal year 2024. See "Note 12. Treasury Shares and Share Repurchase Programs" in the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)Excludes the impact of excise tax imposed on share repurchases pursuant to the Inflation Reduction Act.

(3)On November 18, 2021, the Company announced that on November 16, 2021, the Company’s board of directors approved the 2021 Repurchase Program, that allowed the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expired in the fourth quarter of fiscal 2024. On November 18, 2024, the Company's board of directors approved a new share repurchase program. The authorization allows the Company to repurchase up to $1.0 billion of its outstanding common stock and will expire in January 2029.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of February 1, 2025, regarding our common stock that may be issued under the BJ’s Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the "2018 Incentive Award Plan"), the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc., as amended (the "2011 Stock Option Plan"), the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc., as amended (the "2012 Director Stock Option Plan") and the BJ’s Wholesale Club Holdings, Inc. Employee Stock Purchase Plan.

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders
2018 Incentive Award Plan (1)	1,803,289	(2)	$19.33	(3)	4,518,327
2011 Stock Option Plan	625		5.72		—
2012 Director Stock Option Plan	11,813		7.00		—
ESPP (4)	—				2,785,722	(5)
Total equity compensation plans approved by stockholders	1,815,727				7,304,049
Equity compensation plans not approved by stockholders	—				—
Total equity compensation plans approved and not approved by stockholders	1,815,727				7,304,049
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
(2)Includes (i) 368,794 shares of common stock issuable pursuant to restricted stock units outstanding, (ii) 808,349 shares of common stock issuable upon the exercise of outstanding options, and (iii) 626,146 shares of common stock issuable pursuant to performance stock units as of February 1, 2025.
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
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2024" and "fiscal year 2022" relate to the 52 weeks ended February 1, 2025 and January 28, 2023, respectively, and references herein to "fiscal year 2023" relate to the 53 weeks ended February 3, 2024.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 253 large-format, high volume warehouse clubs and 189 gas stations spanning 21 states as of the date of this filing. In our core New England market, which has high population density and generates a disproportionate part of U.S. gross domestic product, we operate more than three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our BOPIC service, curbside delivery, same-day delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for either unlimited or twelve same-day deliveries over a one-year period.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have over 7.5 million members paying annual fees to gain access to savings on groceries, general merchandise, services, and gasoline. Through December 31, 2024, the annual membership fee for our Club Card membership was generally $55, and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, was generally $110. Effective January 1, 2025, the Club Card membership fee increased to $60 per year and the Club+ membership fee increased to $120 per year. We believe that these membership fee increases will allow us to invest in an even stronger value proposition for our growing member base. We believe that members can save over ten times their $55 Club Card membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent approximately 26% of the Company's annual sales. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $456.5 million for fiscal year 2024.

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
Factors Affecting Our Business

Overall economic trends
The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending in our clubs, while economic weakness, which generally results in a reduction of customer spending, may have a different or more extreme effect on spending at our clubs. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include, among others, employment rates, changes to the Supplemental Nutrition Assistance Program (SNAP), government stimulus programs, tax legislation, business conditions, changes in the housing market, the availability of credit, interest rates and inflation, tariffs, tax rates and fuel and energy costs. In addition, unemployment rates and benefits may cause us to experience higher labor costs.

Size and loyalty of membership base
The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for over 25 consecutive years and the quality of our membership mix is strong as evidenced by our higher tier penetration growth in fiscal year 2024. Our membership fee income totaled $456.5 million in fiscal year 2024. Our tenured membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 90% at the end of fiscal year 2024.

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

Infrastructure investment
Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that expanding our club footprint, bringing substantially all of our end-to-end perishable supply chain in-house, enhancing our information systems, including our distribution center and transportation management systems, and investing in hardware, software, and digitally enabled shopping capabilities for convenience, such as BOPIC, curbside pickup, same-day delivery, and ExpressPay will enable us to replicate our profitable club format and provide a differentiated shopping experience. We expect these infrastructure investments to support our successful operating model across our club operations.

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

Inflation and deflation trends
Our financial results can be directly impacted by substantial changes in product costs due to commodity cost fluctuations or general inflation, disinflation, or deflation, which could lead to a reduction in our sales, as well as greater margin pressure, as costs may not be able to be passed on to consumers. Changes in commodity prices and changes in inflation rates have impacted several categories of our business in fiscal year 2024 and may continue to do so. Inflationary volatility can be attributed to macro economic factors including supply chain disruptions, government stimulus, interest rates, tariffs, and other factors. In response to general inflationary volatility, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.

Results of Operations
Information pertaining to fiscal year 2023 was included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2024 in Part II. "Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations," which was filed with the SEC on March 18, 2024.
The following tables summarize key components of our results of operations for the periods indicated:

Statement of Operations Data	Fiscal Year Ended
(dollars in thousands, except per share amounts)	February 1, 2025	February 3, 2024
Net sales	$20,045,329	$19,548,011
Membership fee income	456,475	420,678
Total revenues	20,501,804	19,968,689
Cost of sales	16,737,378	16,326,129
Selling, general and administrative expenses	2,963,883	2,822,513
Pre-opening expenses	28,337	19,628
Operating income	772,206	800,419
Interest expense, net	51,359	64,527
Income from continuing operations before income taxes	720,847	735,892
Provision for income taxes	186,430	212,240
Income from continuing operations	534,417	523,652
Income from discontinued operations, net of income taxes	—	89
Net income	$534,417	$523,741

Weighted-average shares outstanding—basic	132,150	133,047
Basic EPS (a)	$4.04	$3.94

Weighted-average shares outstanding—diluted	133,605	135,118
Diluted EPS (a)	$4.00	$3.88

Operational Data:
Total clubs at end of period	250	243
Comparable club sales (b)	2.5%	(1.0)%
Merchandise comparable club sales (b)	2.8%	1.7%
Adjusted net income (b)	$541,111	$534,537
Adjusted EPS (b)	4.05	3.96
Adjusted EBITDA (b)	1,090,595	1,082,129
Net cash provided by operating activities	900,872	718,883
Adjusted free cash flow (b)	312,889	264,118
Membership renewal rate	90%	90%

(a) Basic and diluted EPS are calculated using net income.
(b) See "Fiscal Year 2024 Compared to Fiscal Year 2023," "Non-GAAP Financial Measures" and "Liquidity and Capital Resources" within "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for definitions.

Fiscal Year 2024 Compared to Fiscal Year 2023
Full year results for fiscal year 2023 included one additional week (the "53rd week") compared to the full year results for fiscal year 2024.
Net Sales
Net sales are derived from direct retail sales to our customers, net of merchandise returns and discounts. Fluctuations in net sales are impacted by opening new clubs and gas stations and comparable club sales.
Net sales for fiscal year 2024 were $20.0 billion, a 2.5% increase from net sales reported for fiscal year 2023 of $19.5 billion. The increase was due primarily to strength in the perishables, grocery, and sundries division, an increase in gasoline sales, and seven club openings during fiscal 2024.
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

Fiscal Year Ended February 1, 2025
Comparable club sales	2.5%
Impact from gasoline sales	0.3%
Merchandise comparable club sales	2.8%
Merchandise comparable club sales increased by 2.8% in fiscal year 2024 compared to fiscal year 2023 driven by increased sales of perishables, of approximately 3.2% as well as increased sales of general merchandise and services of approximately 0.7%.
In the perishables, grocery, and sundries division, growth was led by fresh produce, dairy, fresh beef, nutrition, beverages, and paper categories compared to fiscal year 2023, partially offset by a decrease in sales of alcohol.
General merchandise and services increased during fiscal year 2024 due to increased demand for toys and electronics, including video games, apparel, and home categories compared to fiscal year 2023, partially offset by a decrease in consumer spending in certain seasonal categories.
The impact of gasoline sales on comparable club sales is due to a decrease in retail prices year-over-year, partially offset by an increase in comparable gallons sold in fiscal year 2024 compared to fiscal year 2023 and an increase of twelve gas stations.

Membership fee income
Membership fee income was $456.5 million in fiscal year 2024, compared to $420.7 million in fiscal year 2023, an 8.5% increase. The increase was primarily driven by strength in membership acquisition, retention and higher tier membership penetration across both new and existing clubs. We continued to add new members from our seven new club openings in fiscal year 2024 as well as the five new clubs that opened in the fourth quarter of fiscal year 2023. As noted above, we increased our membership fees effective January 1, 2025 which we anticipate will positively impact membership fee income in fiscal year 2025, and had a minimal impact on fiscal year 2024 results.

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
Cost of sales was $16.7 billion, or 83.5% of net sales, in fiscal year 2024, compared to $16.3 billion, or 83.5% of net sales, in fiscal year 2023. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, decreased approximately 10 basis points compared to fiscal year 2023. Merchandise margins were negatively impacted by the mix of sales, as well as our continued investments in the business.
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
SG&A includes both fixed and variable components and, therefore, is not directly correlated with net sales. We expect that our SG&A will increase in future periods due to investments to drive comparable club sales growth and our expanding footprint as we open new clubs and distribution centers. In addition, any future increases in wages or stock-based grants or modifications will increase our SG&A.
SG&A increased by 5.0% to $3.0 billion in fiscal year 2024 from $2.8 billion in fiscal year 2023. The year-over-year increase in SG&A was primarily driven by increased labor and occupancy costs as a result of new club and gas station openings and an increase in incentive compensation. Additionally, an increase in the number of owned clubs has resulted in increased depreciation expense. The increase in SG&A was partially offset by the favorable net impact of legal settlements reached of approximately $20 million during the third quarter of fiscal year 2024, as well as the impact of the 53rd week in fiscal year 2023. We remain focused on investing in member engagement, marketing, and digital strategies.
Pre-opening expenses
Pre-opening expenses include startup costs for new clubs and distribution centers and costs for relocated clubs. Expenses will vary based on the number of club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $28.3 million in fiscal year 2024 compared to $19.6 million in fiscal year 2023. Pre-opening expenses increased due to timing of spend and the number of club openings year-over-year.
Interest expense, net
Interest expense, net was $51.4 million for fiscal year 2024 compared to $64.5 million for fiscal year 2023. The decrease was primarily due to a reduction in average outstanding borrowings and fluctuations in interest rates, partially offset by an increase in expense related to finance leases and failed sale-leaseback transactions year-over-year.
Provision for income taxes
The Company’s effective income tax rate from continuing operations was 25.9% for fiscal year 2024 and 28.8% for fiscal year 2023. The decrease in the effective income tax rate was primarily driven by higher tax benefits from stock-based compensation year-over-year.
Non-GAAP Financial Measures
The accompanying Consolidated Financial Statements, including the related notes, are presented in accordance with GAAP. In addition to relevant GAAP measures, we also provide non-GAAP measures, including adjusted net income, adjusted net income per diluted share ("adjusted EPS"), adjusted EBITDA, adjusted free cash flow, and other key performance indicators, including comparable club sales, because management believes these metrics are useful to investors and analysts by excluding items that we do not believe are indicative of our core operating performance. These measures are customary for our industry and commonly used by competitors. These non-GAAP financial measures should not be reviewed in isolation or considered as an alternative to any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, adjusted net income, adjusted EPS, adjusted EBITDA, adjusted free cash flow, and comparable club sales may not be comparable to similarly titled measures used by other companies in our industry or across different industries. See Results of Operations above for our comparable club sales and merchandise comparable club sales results Adjusted free cash flow is discussed within Liquidity and Capital Resources section below.

Adjusted Net Income and Adjusted EPS
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

	Fiscal Year Ended
(in thousands, except per share amounts)	February 1, 2025	February 3, 2024
Net income as reported	$534,417	$523,741
Adjustments:
Charges related to debt (a)	870	1,830
Restructuring (b)	8,427	13,940
Other adjustments (c)	—	(786)
Tax impact of adjustments to net income (d)	(2,603)	(4,188)
Adjusted net income	$541,111	$534,537

Weighted-average diluted shares outstanding	133,605	135,118
Adjusted EPS (e)	$4.05	$3.96

(a)	Represents the expensing of fees, deferred fees, and original issue discount associated with the amendment of the senior secured first lien term loan.
(b)	Represents charges related to the restructuring of certain corporate functions including, costs for severance, retention, outplacement, consulting fees, and other third-party fees.
(c)	Other non-cash items related to the reclassification into earnings of accumulated other comprehensive income/ loss associated with the de-designation of hedge accounting and other adjustments.
(d)	Represents the tax effect of the above adjustments at a statutory tax rate of approximately 28%.
(e)	Adjusted EPS is measured using weighted-average diluted shares outstanding.

Adjusted EBITDA
Adjusted EBITDA is defined as income from continuing operations before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including stock-based compensation expense, restructuring, and other adjustments.
The following is a reconciliation of our income from continuing operations to adjusted EBITDA for the periods presented:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
(In thousands)
Income from continuing operations	$534,417	$523,652
Interest expense, net	51,359	64,527
Provision for income taxes	186,430	212,240
Depreciation and amortization	262,068	227,696
Stock-based compensation expense	47,798	39,021
Restructuring (a)	8,427	13,940
Other adjustments (b)	96	1,053
Adjusted EBITDA	$1,090,595	$1,082,129

(a)	Represents charges related to the restructuring of certain corporate functions, including costs for severance, retention, outplacement, consulting fees, and other third-party fees.
(b)	Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Revolving Facility. As of February 1, 2025, cash and cash equivalents totaled $28.3 million and we had $1.0 billion of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures; fund share repurchases, and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.
During fiscal year 2024, we repurchased 2,181,885 shares under the 2021 Repurchase Program for a total purchase price of $190.9 million, inclusive of associated costs, fully exhausting the $500.0 million authorization under such program.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
(In thousands)
Net cash provided by operating activities	$900,872	$718,883
Net cash used in investing activities	(589,566)	(454,765)
Net cash used in financing activities	(319,083)	(261,984)
Net (decrease) increase in cash and cash equivalents	$(7,777)	$2,134

Net Operating Cash Flows
Net cash provided by operating activities was $900.9 million for fiscal year 2024, compared to $718.9 million for fiscal year 2023. The $182.0 million increase was primarily due to fluctuations in working capital, including $82.6 million related to accounts payable as a result of timing of inventory receipts and vendor payments; $64.3 million of lease-related activity primarily due to a decrease in prepaid rent based on the timing of year-end; $61.3 million related to accrued expenses, primarily driven by the change in accrued incentive compensation as a result of differences in the expected achievement from period-to-period; $22.1 million related to merchandise inventories, primarily driven by changes in inventory levels in our perishables and general merchandise divisions; $15.9 million related to prepaid expenses and other current assets, primarily driven by prepaid advertising and IT maintenance contracts; partially offset by $62.4 million related to accounts receivable due to timing of vendor and customer cash receipts. Also contributing to the increase in net operating cash flow was a $10.7 million increase in net income, inclusive of a $34.4 million increase in depreciation and amortization and a net decrease in deferred income tax provisions of $44.1 million.
Our net cash from operating activities can fluctuate from period to period due to several factors, including: the timing and mix of sales, which are typically higher in the second and fourth quarters due to seasonality; the timing of inventory purchases as the Company prepares for holiday seasons, lease-related activity, income tax and other payments.
Net Investing Cash Flows
Net cash used in investing activities was $589.6 million in fiscal year 2024, compared to $454.8 million in fiscal year 2023. This fluctuation is primarily driven by an increase in capital spending of $120.9 million as our growth profile includes a greater mix of owned clubs as opposed to leased clubs.
Net Financing Cash Flows
Net cash used in financing activities in fiscal year 2024 was $319.1 million compared to $262.0 million in fiscal year 2023. The increase in cash used in fiscal year 2024 is primarily due to a $58.0 million increase in net payments on our ABL Revolving Facility, as well as an increased outflow of $64.5 million for the acquisition of treasury stock which exhausted the authorization on our previous share repurchase program; partially offset by a $50.0 million net decrease in principal payments on our First Lien Term Loan and an increase in net cash received from stock option exercises of $15.7 million.
Adjusted Free Cash Flow
We present adjusted free cash flow because we believe it assists investors and analysts in evaluating our liquidity. Adjusted free cash flow should not be considered as an alternative to cash flows from operations as a liquidity measure. We define adjusted free cash flow as net cash provided by operating activities less additions to property and equipment, net of disposals, plus proceeds from sale-leaseback transactions.
The following is a reconciliation of our net cash provided by operating activities to adjusted free cash flow for the periods presented:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
(In thousands)
Net cash provided by operating activities	$900,872	$718,883
Less: Additions to property and equipment, net of disposals	(587,983)	(467,075)
Plus: Proceeds from sale-leaseback transactions	—	12,310
Adjusted free cash flow	$312,889	$264,118
Adjusted free cash flow increased to $312.9 million for fiscal year 2024 compared to $264.1 million for fiscal year 2023. The increase is driven by higher cash flows from operating activities primarily due to favorable fluctuations in working capital, timing of lease payments, and higher net income, partially offset by an increase in capital spending.

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
On October 12, 2023, the Company amended the First Lien Term Loan to extend the maturity date from February 3, 2027 to February 3, 2029 and reduce applicable margin in respect of the interest rate from SOFR plus 275 basis points per annum to SOFR plus 200 basis points per annum. Prior to the amendment, the Company repaid $50.0 million of the principal amount outstanding under the First Lien Term Loan.
On February 3, 2024, there was $319.0 million outstanding in loans under the ABL Revolving Facility and $18.2 million in outstanding letters of credit. The interest rate on the revolving credit facility was 6.44%.
On February 3, 2024, the interest rate for the First Lien Term Loan was 7.33% and there was $400.0 million outstanding.
On November 4, 2024, the Company amended the First Lien Term Loan to reduce applicable margin in respect of the interest rate from SOFR plus 200 basis points per annum to SOFR plus 175 basis points per annum.
At February 1, 2025, there was $175.0 million outstanding in loans under the ABL Revolving Facility and $11.1 million in outstanding letters of credit. The interest rate on the revolving credit facility was 5.41%, and unused capacity was $1.0 billion.
At February 1, 2025, the interest rate for the First Lien Term Loan was 6.08% and there was $400.0 million outstanding.
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
We also have cancellable and non-cancellable purchase obligations under purchase orders for merchandise inventory, agreements for capital items, gasoline, products and services used in our business, information technology, executive employment, and other agreements.
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

Workers’ Compensation and General Liability Self-insurance Reserves
We are primarily self-insured for workers’ compensation, general liability claims, and auto liability claims. Amounts in excess of certain levels, which range from $0.3 million to $1.0 million per occurrence for workers' compensation and general liability, and up to $2.0 million per occurrence for auto liability, are insured as a risk reduction strategy to mitigate the impact of catastrophic losses. Reported reserves for claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The estimates are developed utilizing actuarial methods and are based on historical claims experience and other actuarial assumptions related to loss development factors. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. When historical losses are not a good measure of future liability, we base our estimates of ultimate liability on our interpretation of current law, claims filed to date, and other relevant factors which are subject to change. These accruals, if any, are included as insurance reserves in accrued expenses and other current liabilities and other non-current liabilities in the Company’s consolidated balance sheets.
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
As of February 1, 2025, our total debt outstanding was $575.0 million, which included $175.0 million under our ABL Revolving Facility and $400.0 million under our First Lien Term Loan at interest rates of 5.41% and 6.08%, respectively. See "Note 7. Debt and Credit Arrangements" of our consolidated financial statements included in this Annual Report on Form 10-K for additional information. A 100 basis point change in prevailing market rates would cause annual interest costs to change by approximately $5.8 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BJ’s Wholesale Club Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BJ's Wholesale Club Holdings, Inc. and its subsidiaries (the "Company") as of February 1, 2025 and February 3, 2024, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended February 1, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Workers’ Compensation and General Liability Reserves

As described in Notes 2, 16 and 17 to the consolidated financial statements, the Company is primarily self-insured for workers’ compensation and general liability claims. As of February 1, 2025, workers’ compensation and general liability reserves were a significant portion of insurance reserves of $96.7 million within other non-current liabilities and a significant portion of insurance reserves of $78.9 million within accrued expenses and other current liabilities. The reported reserves for workers’ compensation and general liability claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The estimates are developed utilizing actuarial methods and are based on historical claims experience and other actuarial assumptions related to the loss development factors.

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
March 14, 2025

We have served as the Company’s auditor since 1996.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	February 1, 2025	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$28,272	$36,049
Accounts receivable, net	277,326	234,769
Merchandise inventories	1,508,988	1,454,822
Prepaid expenses and other current assets	64,374	68,366
Total current assets	1,878,960	1,794,006

Operating lease right-of-use assets, net	2,100,257	2,140,482
Property and equipment, net	1,897,604	1,578,792
Goodwill	1,008,816	1,008,816
Intangibles, net	101,109	107,632
Deferred income taxes	6,975	4,071
Other assets	71,584	43,823
Total assets	$7,065,305	$6,677,622
LIABILITIES
Current liabilities:
Short-term debt	$175,000	$319,000
Current portion of operating lease liabilities	192,528	153,631
Accounts payable	1,253,512	1,183,281
Accrued expenses and other current liabilities	913,042	812,136
Total current liabilities	2,534,082	2,468,048
Long-term operating lease liabilities	2,013,962	2,050,883
Long-term debt	398,807	398,432
Deferred income taxes	59,659	74,773
Other non-current liabilities	211,341	226,635
Commitments and contingencies (see Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value; 5,000 shares authorized, no shares issued	—	—
Common stock; $0.01 par value; 300,000 shares authorized, 148,965 shares issued and 131,638 shares outstanding at February 1, 2025; 300,000 shares authorized, 147,544 shares issued and 132,768 shares outstanding at February 3, 2024	1,489	1,475
Additional paid-in capital	1,079,445	1,006,409
Retained earnings	1,702,648	1,168,231
Accumulated other comprehensive income	231	501
Treasury stock, at cost, 17,327 shares at February 1, 2025 and 14,776 shares at February 3, 2024	(936,359)	(717,765)
Total stockholders’ equity	1,847,454	1,458,851
Total liabilities and stockholders’ equity	$7,065,305	$6,677,622
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net sales	$20,045,329	$19,548,011	$18,918,435
Membership fee income	456,475	420,678	396,730
Total revenues	20,501,804	19,968,689	19,315,165
Cost of sales	16,737,378	16,326,129	15,883,677
Selling, general and administrative expenses	2,963,883	2,822,513	2,668,569
Pre-opening expenses	28,337	19,628	24,933
Operating income	772,206	800,419	737,986
Interest expense, net	51,359	64,527	47,462
Income from continuing operations before income taxes	720,847	735,892	690,524
Provision for income taxes	186,430	212,240	176,262
Income from continuing operations	534,417	523,652	514,262
Income (loss) from discontinued operations, net of income taxes	—	89	(1,085)
Net income	$534,417	$523,741	$513,177
Income per share attributable to common stockholders—basic:
Income from continuing operations	$4.04	$3.94	$3.84
Income (loss) from discontinued operations	—	—	(0.01)
Net income	$4.04	$3.94	$3.83
Income per share attributable to common stockholders—diluted:
Income from continuing operations	$4.00	$3.88	$3.77
Income (loss) from discontinued operations	—	—	(0.01)
Net income	$4.00	$3.88	$3.76
Weighted-average number of shares outstanding:
Basic	132,150	133,047	134,017
Diluted	133,605	135,118	136,473
Other comprehensive (loss) income:
Postretirement medical plan adjustment, net of income tax (benefit) expense of $(104), $(210) and $26, respectively	$(270)	$(548)	$78
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(501)	(421)
Unrealized gain on cash flow hedge, net of income tax	—	—	588
Total other comprehensive (loss) income	(270)	(1,049)	245
Total comprehensive income	$534,147	$522,692	$513,422
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amount in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 29, 2022	145,451	$1,454	$902,704	$131,313	$1,305	(9,945)	$(388,668)	$648,108
Net income	—	—	—	513,177	—	—	—	513,177
Other comprehensive income, net of tax	—	—	—	—	245	—	—	245
Dividends paid	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	806	8	(8)	—	—	—	—	—
Common stock issued under ESPP	90	1	4,829	—	—	—	—	4,830
Stock-based compensation expense	—	—	42,617	—	—	—	—	42,617
Exercise of stock options	—	—	8,438	—	—	—	—	8,438
Acquisition of treasury stock	—	—	—	—	—	(2,499)	(170,553)	(170,553)
Balance, January 28, 2023	146,347	$1,463	$958,555	$644,490	$1,550	(12,444)	$(559,221)	$1,046,837
Net income	—	—	—	523,741	—	—	—	523,741
Other comprehensive loss, net of tax	—	—	—	—	(1,049)	—	—	(1,049)
Dividends paid	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	1,080	11	(11)	—	—	—	—	—
Common stock issued under ESPP	117	1	6,266	—	—	—	—	6,267
Stock-based compensation expense	—	—	39,021	—	—	—	—	39,021
Exercise of stock options	—	—	2,603	—	—	—	—	2,603
Acquisition of treasury stock	—	—	—	—	—	(2,332)	(158,544)	(158,544)
Balance, February 3, 2024	147,544	$1,475	$1,006,409	$1,168,231	$501	(14,776)	$(717,765)	$1,458,851
Net income	—	—	—	534,417	—	—	—	534,417
Other comprehensive loss, net of tax	—	—	—	—	(270)	—	—	(270)
Dividends paid	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	1,312	13	(13)	—	—	—	—	—
Common stock issued under ESPP	109	1	7,001	—	—	—	—	7,002
Stock-based compensation expense	—	—	47,798	—	—	—	—	47,798
Exercise of stock options	—	—	18,275	—	—	—	—	18,275
Acquisition of treasury stock	—	—	—	—	—	(2,551)	(218,594)	(218,594)
Balance, February 1, 2025	148,965	$1,489	$1,079,445	$1,702,648	$231	(17,327)	$(936,359)	$1,847,454
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$534,417	$523,741	$513,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,068	227,696	200,934
Amortization of debt issuance costs and accretion of original issue discount	1,104	1,243	2,765
Debt extinguishment and refinancing charges	870	1,830	3,256
Stock-based compensation expense	47,798	39,021	42,617
Deferred income tax (benefit) provision	(18,493)	25,572	(1,938)
Changes in operating leases and other non-cash items	42,617	(21,655)	27,730
Increase (decrease) in cash due to changes in:
Accounts receivable, net	(51,629)	10,764	(60,967)
Merchandise inventories	(54,166)	(76,271)	(47,544)
Prepaid expenses and other current assets	1,265	(14,607)	4,135
Other assets	(10,919)	(13,684)	(6,580)
Accounts payable	70,231	(12,416)	82,914
Accrued expenses and other current liabilities	94,722	33,380	4,784
Other non-current liabilities	(19,013)	(5,731)	22,882
Net cash provided by operating activities	900,872	718,883	788,165
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(587,983)	(467,075)	(397,803)
Proceeds from sale-leaseback transactions	—	12,310	27,266
Acquisitions	—	—	(376,521)
Other investing activities	(1,583)	—	—
Net cash used in investing activities	(589,566)	(454,765)	(747,058)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	27,000	305,041	67,610
Payments on long-term debt	(27,000)	(355,041)	(370,655)
Proceeds from revolving lines of credit	717,000	742,000	1,402,000
Payments on revolving lines of credit	(861,000)	(828,000)	(997,000)
Debt issuance costs paid	(800)	(1,722)	(4,783)
Dividends paid	(25)	(25)	(25)
Net cash received from stock option exercises	18,275	2,603	8,438
Net cash received from ESPP	7,002	6,267	4,830
Acquisition of treasury stock	(219,632)	(155,180)	(172,288)
Proceeds from financing obligations	27,340	26,640	15,388
Other financing activities	(7,243)	(4,567)	(6,143)
Net cash used in financing activities	(319,083)	(261,984)	(52,628)
Net (decrease) increase in cash and cash equivalents	(7,777)	2,134	(11,521)
Cash and cash equivalents, beginning of period	36,049	33,915	45,436
Cash and cash equivalents, end of period	$28,272	$36,049	$33,915
Supplemental cash flow information:
Interest paid	$42,538	$59,114	$36,600
Income taxes paid	191,370	198,559	179,325
Non-cash financing and investing activities:
Property additions included in accrued expenses	38,400	38,516	37,629
Treasury stock repurchases included in accrued expenses	1,561	3,364	—
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries (the "Company" or "BJ’s") is a leading operator of membership warehouse clubs concentrated primarily in the eastern half of the United States. The Company provides a curated assortment focused on groceries, fresh foods, general merchandise, gasoline, and other ancillary services to deliver a differentiated shopping experience that is further enhanced by the Company's digital capabilities. As of February 1, 2025, BJ’s operated 250 warehouse clubs and 186 gas stations in 21 states.
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
Fiscal Year
The Company follows the National Retail Federation's fiscal calendar and reports financial information on a 52- or 53-week year ending on the Saturday closest to January 31. Fiscal year 2024 ("2024") consists of the 52 weeks ended February 1, 2025, fiscal year 2023 ("2023") consists of the 53 weeks ended February 3, 2024, and fiscal year 2022 ("2022") consists of the 52 weeks ended January 28, 2023. Fiscal year 2025 ("2025") will consist of the 52 weeks ended January 31, 2026.
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
Concentration Risk
The Company's clubs are primarily located in the eastern half of the United States. Sales from the New York metropolitan area comprised approximately 23%, 23%, and 21% of net sales in fiscal years 2024, 2023, and 2022, respectively.
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
Accounts Receivable
Accounts receivable consists primarily of credit card receivables and receivables from vendors related to rebates and coupons and is stated net of allowances for credit losses of $2.1 million and $2.3 million at February 1, 2025 and February 3,

2024, respectively. The determination of the allowance for credit losses is based on the Company's historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.
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
Deferred Issuance Costs
The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the Company's term loan are recorded as a direct deduction of the carrying amount of long-term debt, while debt issuance costs associated with the ABL Revolving Facility are recorded within other assets in the consolidated balance sheets. Debt issuance costs are amortized over the respective terms of the related financing arrangements on a straight-line basis, which is materially consistent with the effective interest method. Amortization of deferred debt issuance costs of $1.0 million, $0.9 million, and $1.7 million in fiscal years 2024, 2023, and 2022, respectively, is included in interest expense, net in the consolidated statements of operations and comprehensive income.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived trade name intangible assets are not subject to amortization. The Company assesses the recoverability of its goodwill and trade name annually in the fourth quarter or whenever events or changes in circumstances indicate they may be impaired. The Company has determined it has one reporting unit for goodwill impairment testing purposes and assessed the recoverability as of January 4, 2025.
The Company may assess its goodwill for impairment initially using a qualitative approach ("step zero") to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative assessment for goodwill requires comparing the carrying value of a reporting unit, including goodwill, to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded to write down goodwill to its implied fair value and is recorded as a component of selling, general and administrative expenses ("SG&A") in the consolidated statements of operations and comprehensive income. The Company assessed the recoverability of goodwill in fiscal years 2024, 2023 and 2022 and determined that there was no impairment.
The Company assesses the recoverability of its trade name whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of the trade name exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its estimated fair value as a component of SG&A. The Company assessed the recoverability of the BJ’s trade name and determined that its estimated fair value exceeded its carrying value and that no impairment was necessary in fiscal years 2024, 2023 or 2022.
Test for Recoverability of Long-Lived Assets
The Company reviews the realizability of long-lived assets whenever a triggering event occurs that indicates an impairment loss may have been incurred. Current and expected operating results, cash flows and other factors are considered in connection with management’s review. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of individual clubs and consolidated net cash flows for long-lived assets not identifiable to individual clubs. Impairment losses are measured as the difference between the carrying amount and the estimated fair value of the assets being evaluated. The Company recorded an impairment charge of $1.2 million for a lease asset, which is included in loss from discontinued operations, net of taxes within the consolidated statements of operations and comprehensive income in fiscal year 2022. There were no impairments of lease assets in fiscal years 2024 or 2023.
Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are placed in service, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized in leasehold improvements and depreciated over their useful lives. The Company’s asset retirement obligations primarily relate to the future removal of gasoline tanks, solar panels, and related assets installed at leased clubs. See "Note 15. Asset Retirement Obligations" for further information on the amounts accrued.
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

In the first quarter of fiscal year 2023, the Company rebranded the rewards program. The former BJ's Perks Rewards membership program is now the Club+ program, whereby participating members earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ's, a 5 cent-per-gallon discount at BJ's gas locations, and effective January 1, 2025, two free same-day deliveries. Cash back is in the form of electronic awards issued to each member once $10 in rewards have been earned. These rewards do not expire.
The Company's co-branded credit card program is now the BJ's One and BJ's One+ program, which allows cardholders with the opportunity to earn up to 5% cash back on purchases made in BJ's clubs or online at bjs.com and up to a 15 cent-per-gallon discount on gasoline when paying with a BJ's One or BJ's One+ Mastercard at BJ’s gas locations. Effective January 1, 2025, BJ's One+ Mastercard cardholders also receive two free same-day deliveries if such benefit has not already been received under the Club+ program. Cash back is in the form of electronic awards issued to each member monthly on their credit card statement date. Earned rewards do not expire.
The Company accounts for these transactions as multiple-element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. Earned awards may be redeemed on future purchases made at the Company. The Company recognizes revenue related to earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs or on the Company’s website or mobile app. The Company recognizes royalty revenue related to the outstanding Club+ and BJ's One and BJ's One+ credit card programs are based upon actual customer activities, such as reward redemptions. While the Company continues to honor all rewards presented for redemption, the likelihood of redemption is deemed to be remote for certain rewards due to historical experience, including after long periods of inactivity, and rewards being linked to expired or canceled memberships. In these circumstances, the Company recognizes revenue, or breakage, from unredeemed rewards.
Additionally, the Company deferred revenue for funds received related to marketing, integration costs, and other long-term initiatives in connection with the new co-brand credit card program and will recognize these funds into revenue as performance obligations are satisfied.
Membership
The Company charges a membership fee to its customers, which allows customers to shop in the Company’s clubs, shop on the Company’s website or mobile app, and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. In addition, members have access to other ancillary services, coupons, and promotions. As the Company has the obligation to provide access to its clubs, website, mobile app, and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. All membership fees and related membership revenues are recorded as membership fee income in the consolidated statements of operations and comprehensive income.
Gift Card Programs
The Company sells BJ’s gift cards that allow customers to redeem the cards for future purchases equal to the amount of the face value of the gift card. Revenue from gift card sales is recognized upon redemption of the gift cards and control of the purchased goods or services is transferred to the customer.
Warranty Programs
The Company passes on any manufacturers’ warranties to members. In addition, the Company includes an extended warranty on tires sold at the clubs, under which the Company customers receive tire repair services or tire replacement in certain circumstances. This warranty is included in the sale price of the tire and it cannot be declined by the customers. The Company is fully liable for claims under the tire warranty program. As the primary obligor in these arrangements, associated revenue is recognized on the date of sale and an estimated warranty obligation is accrued based on claims experience. The liability for future claims under this program is not material to the financial statements.
Extended warranties are also offered on certain types of products such as electronics and jewelry. These warranties are provided by a third party at fixed prices to the Company. No liability is retained to satisfy warranty claims under these arrangements. The Company is not the primary obligor under these warranties, and as such net revenue is recorded on these arrangements at the time of sale. Revenue from warranty sales is included in net sales in the consolidated statements of operations and comprehensive income.

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
The sales returns reserve, which reduces sales and cost of sales for the estimated impact of returns, was $5.4 million in each of fiscal years 2024 and 2023, respectively, and $6.1 million in fiscal year 2022. Actual sales returns were $221.7 million, $220.7 million, and $228.9 million in fiscal years 2024, 2023 and 2022, respectively.
Customer Discounts
Discounts given to customers are usually in the form of coupons and instant markdowns and are recognized as redeemed and recorded in contra-revenue accounts, as they are part of the transaction price of the merchandise sale. Manufacturer coupons that are available for redemption at all retailers are not reduced from the sale price of merchandise.
Agent Relationships
The Company enters into certain agreements with service providers that offer goods and services to the Company’s members. These service providers sell goods and services including home improvement services, travel, and cell phones to the Company’s customers. In exchange, the Company receives payments in the form of commissions and other fees. The Company evaluates the relevant criteria to determine whether they serve as the principal or agent in these contracts with customers, in determining whether it is appropriate in these arrangements to record the gross amount of merchandise sales and related costs, or the net amount earned as commissions. When the Company is considered the principal in a transaction, revenue is recorded gross; otherwise, revenue is recorded on a net basis. Commissions received from these service providers are considered variable consideration and are constrained until the third-party customer makes a purchase from one of the service providers.
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
Shipping and Handling Charges
Costs incurred by the Company before the customer obtains control of goods are deemed to be fulfillment costs. Amounts charged to customers by the Company for shipping and handling related to same-day delivery and traditional ship-to-home service are included in net sales in the consolidated statements of operations and comprehensive income when control of the merchandise is transferred to the customer. Amounts charged to the Company by third parties performing the delivery services are included in cost of sales in the consolidated statements of operations and comprehensive income when the delivery services are performed.
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
Cost of Sales
The Company’s cost of sales includes the direct costs of merchandise and gasoline, which includes customs, taxes, duties and inbound shipping costs, inventory shrinkage and adjustments and reserves for excess, aged and obsolete inventory. Cost of goods sold also includes certain distribution center costs and allocations of certain indirect costs, such as occupancy, depreciation, amortization, labor and benefits.
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
Such vendor rebates and allowances are recognized based on a systematic and rational allocation of the cash consideration offered to the underlying transaction that results in progress by the Company toward earning the rebates and allowances, provided the amounts to be earned are probable and reasonably estimable. Otherwise, rebates and allowances are recognized only when predetermined milestones are met. The Company recognizes product placement allowances as a reduction of cost of sales in the period in which the product placement is completed. Time-based rebates or allowances are recognized as a reduction of cost of sales over the performance period on a straight-line basis. All other vendor rebates and allowances are recognized as a reduction of cost of sales when the merchandise is sold or otherwise disposed.
Cash consideration is also received for advertising products in publications presented to BJ’s members. Such cash consideration is recognized as a reduction of SG&A to the extent it represents a reimbursement of specific, incremental and identifiable SG&A costs incurred by the Company to sell the vendors’ products. If the cash consideration exceeds the costs being reimbursed, the excess is characterized as a reduction of cost of sales. Cash consideration for advertising vendors’ products is recognized in the period in which the advertising occurs.
Manufacturers’ Incentives Tendered by Consumers
Consideration from manufacturers’ incentives, such as rebates or coupons, is recorded gross in net sales when the incentive is generic and can be tendered by a consumer at any reseller and the Company receives direct reimbursement from the manufacturer, or clearinghouse authorized by the manufacturer, based on the face value of the incentive. If these conditions are not met, such consideration is recorded as a reduction in cost of sales.

Leases
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
The Company is generally obligated for the cost of property taxes, insurance, and maintenance relating to its leases, which are often variable lease payments. Such costs for finance and operating leases are included in SG&A in the consolidated statement of operations and comprehensive income.
Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term.
Pre-opening Expenses
Pre-opening expenses consist of direct incremental costs of opening or relocating a facility and are expensed as incurred.
Selling, General and Administrative ("SG&A") Expenses
SG&A consists of various expenses related to supporting and facilitating the sale of merchandise in the Company's clubs, including the following: payroll and payroll benefits for team members; rent, depreciation, and other occupancy costs for retail and corporate locations; stock-based compensation, advertising expenses; tender costs, including credit and debit card fees; amortization of intangible assets; and consulting, legal, insurance, acquisition and integration costs, and other professional services expenses.
Advertising Expenses
Advertising expenses generally consist of efforts to acquire new members and typically include media advertising (some of which is vendor-funded). The Company expenses advertising as incurred as a component of SG&A. Advertising expenses were $126.6 million, $121.1 million, and $110.2 million in fiscal years 2024, 2023 and 2022, respectively.
Stock-based Compensation
The fair value of service-based employee and non-employee director awards is recognized as compensation expense on a straight-line basis over the requisite service period of the award, which is typically three years and one year, respectively. The fair value of the performance-based awards is recognized as compensation expense ratably over the service period of each performance tranche, which is typically three years.

The Company’s common stock is listed on the NYSE and its value is determined by the market price on the NYSE. See "Note 11. Stock Incentive Plans" for additional description of the accounting for stock-based awards.
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
The timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions requires judgment. The Company records the benefits of uncertain tax positions in its consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge from tax authorities. The Company periodically reassesses these probabilities and records any changes in the financial statements as appropriate.
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
Comprehensive Income
Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with equity holders, and would normally be recorded in the consolidated statements of stockholders’ equity and the consolidated statements of comprehensive income. Other comprehensive income (loss) consists of postretirement medical plan adjustments and unrealized gains and losses from derivative instruments designated as cash flow hedges.

Treasury Stock
The Company accounts for treasury stock under the cost method based on the fair market value of the shares on the dates of repurchase plus any direct costs incurred. Treasury stock is presented as a reduction to stockholders’ equity and is included in authorized and issued shares but excluded from outstanding shares.
Restructuring Charges
Charges for restructuring programs generally include targeted actions involving employee severance, related benefit costs, and other termination charges, as well as consulting and other third-party fees. Employee severance and related benefit costs for employees with no further service period are accounted for under the Company’s ongoing benefit arrangements. These charges are accrued during the period when management commits to a plan of termination and it becomes probable that employees will be entitled to benefits at amounts that can be reasonably estimated. For employees with a remaining service period, the related costs are accrued over the period if greater than 60 days. Restructuring costs are recorded in SG&A in the consolidated statements of operations and comprehensive income.
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
Recently Adopted Accounting Pronouncements and Policies
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the segment reporting disclosures and requires disclosure of segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, amounts and description of its composition for other segment items, and interim disclosure of a reportable segment’s profit or loss and assets. Additionally, the amendments require the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance and deciding how to allocate resources. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The Company adopted this standard in fiscal year 2024. Refer to "Note 21. Segment Reporting" for relevant disclosures.
3.    Related Party Transactions
One of the Company’s suppliers, Advantage Solutions Inc., was determined to be a related party of the Company through June 17, 2022 in fiscal year 2022. Advantage Solutions Inc. is a provider of in-club product demonstration and sampling services. Currently, the Company engages them from time to time for ancillary support services, including temporary club labor, as needed. The Company incurred approximately $3.1 million of costs payable to Advantage Solutions for services rendered during fiscal year 2022. The demonstration and sampling service fees are fully funded by merchandise vendors who participate in the program.

4.    Revenue Recognition
Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. Refer to "Note 2. Summary of Significant Accounting Policies" for a description of the Company's performance obligations including net sales, rewards programs, membership and gift card programs.
Contract Balances
The following tables summarizes the Company's deferred revenue balance related to outstanding performance obligations for contracts with customers (in thousands):

	February 1, 2025	February 3, 2024
Current:
Rewards programs:
Earned award dollars	$57,474	$49,135
Royalty revenue	9,972	4,593
Co-brand initiatives	4,082	4,181
Total rewards programs	71,528	57,909
Membership	253,262	231,440
Gift card program	16,778	15,290
E-commerce sales	7,839	6,757
Long-term:
Rewards programs:
Co-brand initiatives	3,139	6,216
Total deferred revenue	$352,546	$317,612
Current and long-term deferred revenue balances are included within accrued expenses and other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.

The following tables summarizes the Company's revenue recognized during the period that was included in the opening deferred balance as of February 3, 2024 and January 28, 2023 (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
Rewards programs:
Earned award dollars	$49,135	$34,676
Royalty revenue	4,593	17,877
Co-brand initiatives	3,545	8,213
Total rewards programs	57,273	60,766
Membership	231,440	183,692
Gift card program	5,109	5,367
E-commerce sales	6,757	2,731
Total revenue	$300,579	$252,556
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
Disaggregation of Revenue
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Perishables, Grocery, and Sundries	71%	70%	67%
General Merchandise and Services	11%	11%	12%
Gasoline and Other	18%	19%	21%
5.    Property and Equipment, Net
The following table summarizes the Company's property and equipment as of February 1, 2025 and February 3, 2024 (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
Land and buildings	$1,110,101	871,106
Leasehold costs and improvements	329,401	307,597
Furniture, fixtures, and equipment	1,609,273	1,505,496
Construction in progress	190,263	116,773
Total property and equipment, gross	3,239,038	2,800,972
Less: accumulated depreciation and amortization	(1,341,434)	(1,222,180)
Total property and equipment, net	$1,897,604	1,578,792
Depreciation expense was $255.5 million, $219.8 million, and $191.7 million in fiscal years 2024, 2023, and 2022, respectively.

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
The following table summarizes the Company’s finance and operating lease assets and lease liabilities as of February 1, 2025 and February 3, 2024 (in thousands):

	February 1, 2025	February 3, 2024	Consolidated Balance Sheet Classification
Assets:
Operating lease assets	$2,100,257	$2,140,482	Operating lease right-of-use assets, net
Finance lease assets	45,550	44,791	Property and equipment, net
Less: finance lease amortization	(17,422)	(9,266)	Property and equipment, net
Total lease assets	$2,128,385	$2,176,007
Liabilities:
Current:
Operating lease liabilities	$192,528	$153,631	Current portion of operating lease liabilities
Finance lease liabilities	8,288	7,035	Accrued expenses and other current liabilities
Long-term:
Operating lease liabilities	2,013,962	2,050,883	Long-term operating lease liabilities
Finance lease liabilities	19,916	27,653	Other non-current liabilities
Total lease liabilities	$2,234,694	$2,239,202
In fiscal year 2022, the Company recorded a lease asset impairment charge of $1.2 million included in income (loss) from discontinued operations, net of taxes within the consolidated statements of operations and comprehensive income. There were no impairments of lease assets in fiscal years 2024 or 2023.
The following table is a summary of the components of net lease costs for fiscal years 2024, 2023, and 2022 (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Finance lease cost:
Amortization of lease assets (a)	$8,156	$4,350	$1,849
Interest on lease liabilities (b)	3,692	3,206	2,745
Total finance lease costs	11,848	7,556	4,594
Operating lease cost (a)	370,727	360,369	357,284
Variable lease cost (a)	11,136	6,775	10,129
Sublease income (a)	(1,244)	(2,104)	(3,973)
Net lease costs	$392,467	$372,596	$368,034
(a) Amortization of finance lease assets, operating lease cost, variable lease cost, and sublease income are primarily included in SG&A expenses in the consolidated statements of operations and comprehensive income. Variable lease cost primarily consists of increases in rental payments based on an index, and for fiscal year 2022, includes $4.8 million of costs incurred to purchase assets deemed to be owned by the lessor of the Company’s Club Support Center.
(b) Interest recognized on finance lease liabilities is included in interest expense, net in the consolidated statements of operations and comprehensive income.

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of February 1, 2025 and February 3, 2024 were as follows:

	February 1, 2025	February 3, 2024
Weighted-average remaining lease term (in years) - operating leases	11.5	11.6
Weighted-average remaining lease term (in years) - finance leases	7.4	7.5
Weighted-average discount rate - operating leases	8.0%	8.0%
Weighted-average discount rate - finance leases	13.0%	12.7%
Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Operating cash flows paid for operating leases	$328,239	$380,340	$350,234
Operating cash flows paid for interest portion of finance leases	3,692	3,206	2,745
Financing cash flows paid for principal portion of finance leases	7,242	3,061	1,343
Supplemental cash flow information related to lease assets and lease liabilities were as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Operating lease liabilities arising from obtaining right-of-use assets and other non-cash lease-related operating items	$150,035	$177,187	$220,547
Financing lease liabilities arising from obtaining right-of-use assets	758	22,135	7,443
Future lease commitments to be paid by the Company as of February 1, 2025 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2025	$361,160	$11,295
2026	357,782	5,158
2027	345,589	4,522
2028	329,380	4,336
2029	312,764	4,328
Thereafter	1,777,312	12,839
Total future minimum lease payments	3,483,987	42,478
Less: imputed interest	(1,277,497)	(14,274)
Present value of lease liabilities	$2,206,490	$28,204
As of February 1, 2025, the Company had certain executed real estate and gas station leases that have not yet commenced and therefore are not reflected in the tables above. These leases are expected to commence primarily in fiscal year 2025 with lease terms ranging from 6 years to 20 years. We estimate future lease commitments for these leases to be approximately $447.2 million.

Sale-leaseback Transactions
During fiscal year 2023, the Company completed two sale-leaseback transactions for buildings constructed by the Company on land owned by the buyer-lessors. In connection with these transactions, the Company sold assets with a total fair value of $26.2 million and received proceeds of $18.5 million. The difference between the fair value of assets sold and proceeds received was deemed prepaid rent and is included in the operating lease asset at lease commencement. There were no sale-leaseback transactions completed during fiscal year 2024.

Failed Sale-leaseback Transactions
During fiscal years 2024 and 2023, the Company constructed one and three buildings, respectively, on land owned by certain of the Company’s lessors. The associated leases were deemed to be financing leases, resulting in the Company accounting for the transactions as failed sale-leasebacks. In connection with the fiscal year 2024 transactions, the Company recorded a financing obligation totaling $9.3 million, which represented total cash received, of which $3.1 million was received during fiscal year 2024 and the remainder of which was received in prior periods. In connection with the fiscal year 2023 transactions, the Company recorded financing obligations totaling $26.4 million, which represented cash received of $20.6 million and receivables of $5.8 million as of February 3, 2024. The receivables were collected during fiscal year 2024.
Operating cash flows paid for the interest portion of failed sale-leasebacks totaled $3.1 million and $0.9 million for fiscal years 2024 and 2023, respectively.
The net book value of the associated building assets is included in property and equipment, net in the consolidated balance sheets. The current portion of the financing obligations is included in accrued expenses and other current liabilities, while the long-term portion is included in other non-current liabilities in the consolidated balance sheets.
7.    Debt and Credit Arrangements
Debt consisted of the following at February 1, 2025 and February 3, 2024 (in thousands):

	February 1, 2025	February 3, 2024
ABL Revolving Facility	$175,000	$319,000
First Lien Term Loan	400,000	400,000
Unamortized original issue discount and debt issuance costs	(1,193)	(1,568)
Less: Short-term debt	(175,000)	(319,000)
Long-term debt	$398,807	$398,432
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
As of February 3, 2024, there was $319.0 million outstanding in loans under the ABL Revolving Facility and $18.2 million in outstanding letters of credit. The interest rate on the revolving credit facility was 6.44%.
As of February 1, 2025, there was $175.0 million outstanding in loans under the ABL Revolving Facility and $11.1 million in outstanding letters of credit. The interest rate on the revolving credit facility was 5.41%, and unused capacity was $1.0 billion.

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
Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. As of February 1, 2025, the Company's net leverage ratio did not exceed 3.50 to 1.00, and therefore, no incremental principal payments were required. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain "fixed assets" of the Company and on a junior basis by certain "liquid" assets of the Company.
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
As of February 3, 2024, there was $400.0 million outstanding on the First Lien Term Loan, which reflected the Company’s repayment of $50.0 million of the principal amount outstanding under the First Lien Term Loan Credit Agreement during the third quarter of fiscal year 2023 prior to the Fourth Amendment. The interest rate was 7.33%.
During fiscal year 2024, total fees incurred in connection with the Fifth Amendment were approximately $0.8 million. The Company expensed $0.1 million of previously capitalized debt issuance costs and original issue discount and expensed $0.8 million of new third-party fees. The Company deferred an immaterial amount of new debt issuance costs.
As of February 1, 2025, there was $400.0 million outstanding under the First Lien Term Loan. The interest rate was 6.08% as of fiscal year end.
Future minimum payments
Scheduled future minimum principal payments on debt as of February 1, 2025 are as follows (in thousands):

Fiscal Year:	Principal Payments
2025	$175,000
2026	—
2027	—
2028	400,000
2029	—
Thereafter	—
Total	$575,000

8.    Interest Expense, Net
The following details the components of interest expense for the periods presented (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Interest on debt	$42,723	$58,197	$37,533
Interest on financing obligations	6,826	4,152	4,269
Amortization of debt issuance costs and accretion of original issue discount	1,104	1,243	2,765
Debt extinguishment and refinancing charges	870	1,830	3,256
Other	(164)	(895)	(361)
Interest expense, net	$51,359	$64,527	$47,462

9.    Goodwill and Intangible Assets
The carrying value of goodwill was $1.0 billion as of February 1, 2025 and February 3, 2024. No impairments were recorded in fiscal years 2024, 2023, and 2022, as a result of the annual goodwill impairment tests performed.
Intangible assets consist of the following (in thousands):

	February 1, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,100	(234,491)	10,609
Private label brands	8,500	(8,500)	—
Total intangible assets	$344,100	$(242,991)	$101,109

	February 3, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,100	(227,968)	17,132
Private label brands	8,500	(8,500)	—
Total intangible assets	$344,100	$(236,468)	$107,632
The Company records amortization expense of intangible assets as a component of SG&A. Member relationships are amortized over 15.3 years and private label brands were amortized over 12 years. Member relationships will primarily be amortized through fiscal year 2026.

The Company recorded amortization expense of $6.5 million, $7.9 million and $9.2 million for fiscal years 2024, 2023, and 2022, respectively. The Company estimates that amortization expense related to intangible assets will be as follows in each of the next five fiscal years (in thousands):

Fiscal Year	Amortization Expense
2025	$5,646
2026	4,894
2027	7
2028	7
2029	7
Thereafter	48
Total	$10,609

10.    Commitments and Contingencies
The Company is involved in various legal proceedings that are typical of a retail business. In accordance with applicable accounting guidance, an accrual will be established for legal proceedings if and when those matters present loss contingencies that are both probable and estimable. The Company does not believe the resolution of any current proceedings will result in a material impact to the consolidated financial statements. Gain contingencies are recognized when they are realized or realizable.
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
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, 2011 Plan, or 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan, or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR"), that are not issued in connection with the stock settlement of the SAR on its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan, or 2012 Director Plan. As of February 1, 2025, there were 4,518,327 shares available for future issuance under the 2018 Plan.
The Company recognized $47.8 million, $39.0 million, and $42.6 million of total stock-based compensation for fiscal years 2024, 2023, and 2022, respectively, inclusive of expense related to the ESPP. As of February 1, 2025, there was approximately $60.4 million of unrecognized compensation cost, all of which is expected to be recognized over the next three years.

Stock option awards were generally granted with a vesting period of three years. All options have a contractual term of ten years. No options were granted during fiscal years 2024, 2023, or 2022. The fair value of options granted prior to fiscal year 2021 was estimated using the Black-Scholes option pricing model.
Presented below is a summary of the stock option activity and weighted-average exercise prices for the fiscal year ended February 1, 2025:

(Options in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life (in years)
Outstanding, beginning of period	1,655	$20.53
Exercised	(834)	21.91
Outstanding, vested, and exercisable, end of period	821	19.14	3.6
The total intrinsic value of options exercised in fiscal years 2024, 2023 and 2022 was $54.0 million, $7.2 million, and $25.1 million, respectively. The Company received a tax benefit related to these option exercises of approximately $15.1 million, $2.0 million, and $7.0 million in fiscal years 2024, 2023, and 2022, respectively. As of February 1, 2025, the total intrinsic value of options outstanding, vested, and exercisable was $65.6 million.
Presented below is a summary of our non-vested restricted shares, restricted stock units and performance stock and weighted-average grant-date fair values for the fiscal year ended February 1, 2025:

	Restricted Stock		Restricted Stock Units		Performance Stock
(Shares in thousands)	Shares	Weighted-average Grant-Date Fair Value	Shares	Weighted-average Grant-Date Fair Value	Shares (a)	Weighted-average Grant-Date Fair Value
Outstanding, beginning of period	621	$67.35	22	$62.13	677	$58.84
Granted(b)	6	85.21	379	75.41	432	76.65
Forfeited	(20)	72.78	(11)	74.64	(10)	71.07
Vested	(316)	61.78	(22)	62.13	(471)	44.74
Outstanding, end of period	291	73.78	368	75.43	628	69.53
(a) Shares outstanding reflect a 100% payout, however, the actual payout for the remaining performance stock awards granted in fiscal year 2021 is expected to be 200%, and the actual payout for performance stock awards granted in fiscal year 2022, which vest in the first quarter of fiscal year 2025, is expected to be 177%. Actual payout for the performance stock awards granted in fiscal year 2023, which vest in fiscal year 2026, could be below 100% or up to 200%, and actual payout for the performance stock awards granted in fiscal year 2024, which vest in fiscal year 2027, could be below 100% or up to 300%.
(b) Includes 236 incremental performance stock awards granted in fiscal year 2021 with a weighted-average grant date fair value of $44.74, that vested in fiscal year 2024 at greater than 100% of target payout based on performance.
The fair value as of the vesting date was $23.7 million, $1.9 million and $35.3 million for restricted stock, restricted stock units, and performance stock, respectively.
2018 Employee Stock Purchase Plan
On June 14, 2018, the Company’s board of directors adopted and and its stockholders approved the BJ's Wholesale Club Holdings, Inc. 2018 ESPP, which became effective the day prior to the first day of public trading of the Company's equity securities. The aggregate number of shares of common stock that was be reserved for issuance under our ESPP was be equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors. The offering under the ESPP commenced on January 1, 2019. The amount of expense recognized in the fiscal years 2024, 2023, and 2022, was $1.6 million, $1.4 million and $1.1 million, respectively. As of February 1, 2025, there were 2,785,722 shares available for issuance under the ESPP.

12.    Treasury Shares and Share Repurchase Programs
Treasury Shares Acquired on Restricted Stock Awards and Performance Stock Awards
Shares reacquired to satisfy tax withholding obligations upon the vesting of restricted stock awards and performance stock awards in fiscal years 2024, 2023, and 2022 were 369,327 shares, 373,875 shares, and 264,167 shares, respectively. These reacquired shares were recorded as $27.7 million, $28.3 million, and $18.0 million of treasury stock in fiscal years 2024, 2023, and 2022, respectively.
Share Repurchase Programs
On November 16, 2021, the Company’s board of directors approved a share repurchase program (the "2021 Repurchase Program"), that allowed the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expired in January 2025, with the Company utilizing the entire authorization of $500.0 million.
On November 18, 2024, the Company's board of directors approved a new share repurchase program (the "2024 Repurchase Program") that allows the Company to repurchase up to an additional $1.0 billion of its outstanding common stock from time to time as market conditions warrant. The 2024 Repurchase Program was effective on February 1, 2025 and expires in January 2029. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements, market conditions, and other corporate liquidity requirements and priorities. The Company initiated the 2021 Repurchase Program and the 2024 Repurchase Program to mitigate potentially dilutive effects of stock awards granted by the Company, in addition to enhancing shareholder value.
As of February 1, 2025, $1.0 billion remained available to purchase under the 2024 Repurchase Program. The Company repurchased 2,181,885, 1,958,218, and 2,234,708 shares of common stock totaling $190.9 million, $130.2 million and $152.5 million in fiscal years 2024, 2023, and 2022, respectively, all under the 2021 Repurchase Program. The Company accounts for treasury stock under the cost method based on the fair market value of the shares on the dates of repurchase plus any direct costs incurred.

13.    Income Taxes
The provision for income taxes from continuing operations includes the following (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Federal:
Current	$146,882	$126,805	$115,270
Deferred	(15,603)	18,024	4,103
State:
Current	58,041	59,863	62,914
Deferred	(2,890)	7,548	(6,025)
Total income tax provision	$186,430	$212,240	$176,262
A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Statutory federal income tax rates	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	6.1	7.2	6.5
Work opportunity and solar energy tax credit	(0.3)	(0.5)	(0.7)
Charitable contributions	(0.3)	(0.2)	(0.2)
Prior year adjustments	—	1.2	—
Excess tax benefit related to stock-based compensation	(1.6)	(0.6)	(1.3)
Other	1.0	0.7	0.2
Effective income tax rate	25.9%	28.8%	25.5%

Significant components of the Company’s deferred tax assets and liabilities as of February 1, 2025 and February 3, 2024 are as follows (in thousands):

	February 1, 2025	February 3, 2024
Deferred tax assets:
Operating lease liability	$615,385	$611,173
Self-insurance reserves	43,588	42,884
Compensation and benefits	12,968	15,058
Financing obligations	8,193	8,721
Environment clean up reserve	6,574	6,169
Startup costs	1,480	1,957
Other	23,875	22,893
Total deferred tax assets	$712,063	$708,855

Deferred tax liabilities:
Operating lease right-of-use assets	$585,756	$593,421
Property and equipment	134,955	141,443
Intangible assets	32,506	32,554
Debt costs	165	239
Other	11,365	11,900
Total deferred tax liabilities	764,747	779,557
Net deferred tax liabilities	$(52,684)	$(70,702)
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
Balance, beginning of period	$2,867	$1,411
Decreases for tax positions taken during prior years	(69)	—
Additions for tax positions taken during the current year	136	1,546
Settlements	(245)	—
Lapses in statute of limitations	(98)	(90)
Balance, end of period	$2,591	$2,867
The total amount of unrecognized tax benefits, reflective of federal tax benefits at February 1, 2025 and February 3, 2024 that, if recognized, would favorably affect the effective tax rate was $2.1 million and $2.3 million, respectively.
As of February 1, 2025, management has determined it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next twelve months by $0.1 million, due to the expiration of statute of limitations. The Company’s tax years from 2020 forward remain open and are subject to examination by the Internal Revenue Service or various state taxing jurisdictions.
The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The Company recognized an immaterial amount of expense for fiscal year 2024 and $0.1 million of expense for fiscal years 2023 and 2022. As of February 1, 2025 and February 3, 2024, the Company had $0.2 million of accrued interest related to income tax uncertainties.

14.    Retirement Plans
Under the Company's 401(k) savings plans, participating employees may make pretax contributions up to 50% of covered compensation subject to federal limits. The Company matches employee contributions at 50% of the first six percent of covered compensation. The Company’s expense under these plans was $14.2 million, $15.2 million and $13.7 million for fiscal years 2024, 2023, and 2022, respectively.
The Company had a non-contributory defined contribution retirement plan for certain key employees, which was terminated in fiscal year 2023. Under this plan, the Company funded annual retirement contributions for the designated participants on an after-tax basis. The Company’s contributions equaled approximately 5% of the participants’ base salary. Historically, participants became fully vested in their contribution accounts at the end of the fiscal year in which they completed four full fiscal years of service. Upon termination of the plan, all remaining contributions became fully vested. Expense under this plan was $0.5 million and $3.7 million in fiscal years 2023 and 2022, respectively. As of February 3, 2024, the remaining $2.2 million due to participants was included in accrued expenses and other current liabilities in the consolidated balance sheets. All amounts due were fully settled with participants during fiscal year 2024.
Effective January 1, 2024, the Company offers certain qualifying individuals the ability to participate in the NQDC Plan. The NQDC Plan allows employees to defer up to 50% of the participant's annual base salary as well as up to 100% of any annual bonus award. Beginning in fiscal year 2025, eligible participants will also be allowed to defer between 0% and 100% of stock incentive awards granted during the fiscal year. The Company may also elect to provide a discretionary contribution to the NQDC Plan to certain executives, which will become 100% vested on the third anniversary of a participant's date of hire. A participant will be 100% vested at all times in their elective deferral account within the NQDC Plan. The Company credits the amounts deferred with earnings and holds investments in company-owned life insurance (“COLI”) policies to offset the Company's liabilities under the NQDC Plan.
Total liabilities related to the NQDC Plan liability and the cash surrender value of COLI investments, included in other non-current liabilities and other assets in the consolidated balance sheets, were $3.0 million and $1.8 million, respectively, as of February 1, 2025. Expense under this plan was $2.4 million for fiscal year 2024. The NQDC Plan liability, investments, and expense under such plan were not material for fiscal year 2023.
15.    Asset Retirement Obligations
The following is a summary of activity relating to the liability for asset retirement obligations, which the Company will incur primarily in connection with the expected future removal of gasoline tanks, solar panels and the related infrastructure. The following is included in other non-current liabilities in the consolidated balance sheets (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Balance, beginning of period	$26,360	$23,336	$21,378
Accretion expense, net of reversals	797	2,242	1,497
Liabilities incurred during the year	1,798	782	461
Balance, end of period	$28,955	$26,360	$23,336

16.    Accrued Expenses and Other Current Liabilities
The major components of accrued expenses and other current liabilities are as follows (in thousands):

	February 1, 2025	February 3, 2024
Deferred membership fee income	$253,262	$231,440
Outstanding payables	105,615	113,474
Employee compensation and benefits	110,689	87,765
Sales, property, use and other taxes	74,309	63,294
Insurance reserves	78,894	60,097
Fixed asset accruals and property-related costs	55,824	58,930
Rewards programs and related deferred revenues	71,528	57,909
Deferred revenues and vendor income	44,010	29,396
Professional services and advertising	24,532	21,764
Legal, sales, and membership fee reserves	17,607	17,165
Gift cards	16,778	15,290
Other	59,994	55,612
Total accrued expenses and other current liabilities	$913,042	$812,136

17.    Other Non-current Liabilities
The major components of other non-current liabilities are as follows (in thousands):

	February 1, 2025	February 3, 2024
Insurance reserves	$96,746	$112,273
Financing obligations (see Note 6)	63,619	62,494
Asset retirement obligations (see Note 15)	28,955	26,360
Deferred revenues and vendor income	15,487	20,641
Other	6,534	4,867
Total other non-current liabilities	$211,341	$226,635

18.    Fair Value Measurements
Financial Assets and Liabilities
The fair value of the Company's long-term debt is estimated based on current market rates for our specific debt instrument. Judgment is required to develop these estimates. As such, the estimated fair value of long-term debt is classified within Level 2, as defined under U.S. GAAP.
The gross carrying amount and fair value of the Company’s debt at February 1, 2025 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$175,000	$175,000
First Lien Term Loan	400,000	402,500
Total Debt	$575,000	$577,500

The gross carrying amount and fair value of the Company’s debt at February 3, 2024 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$319,000	$319,000
First Lien Term Loan	400,000	401,168
Total Debt	$719,000	$720,168
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, and accounts payable approximate their fair values due to the short-term maturities of these instruments.
19.    Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for fiscal years 2024, 2023, and 2022 (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Weighted-average shares of common stock outstanding, used for basic computation	132,150	133,047	134,017
Plus: Incremental shares of potentially dilutive securities:	1,455	2,071	2,456
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	133,605	135,118	136,473
The table below summarizes awards that were excluded from the computation of diluted earnings for fiscal years 2024, 2023, and 2022 as their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Stock-based awards	84	228	75
20.    Acquisitions
On May 2, 2022, the Company completed the Acquisition to bring substantially all of its end-to-end perishable supply chain in-house. The total consideration paid by the Company in connection with the Acquisition was approximately $375.6 million, excluding transaction costs. The Company did not record any transaction costs for the fiscal years ended February 1, 2025 and February 3, 2024. For the fiscal year ended January 28, 2023, the Company recorded transaction and integration costs related to the Acquisition of $12.3 million. These costs are included in SG&A expenses in the consolidated statements of operations and comprehensive income.
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
21.    Segment Reporting
The Company’s operations are primarily retail club and other sales procured from clubs and distribution centers, representing one operating segment. All of the Company’s identifiable assets are located in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.
The CODM is the Company’s chairman and chief executive officer, Robert W. Eddy. The CODM utilizes net income, as reported in the consolidated statements of operations and comprehensive income, in evaluating performance of the retail operations segment and determining how to allocate resources of the Company as a whole, including investing in clubs, stockholder return programs, and other strategies. The CODM does not review assets when evaluating the results of the segment, and therefore, such information is not presented.
The following table provides the operating financial results of our reportable segment (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Total revenues	$20,501,804	$19,968,689	$19,315,165
Less: significant and other segment expenses
Merchandise cost of sales (a)	13,377,543	13,024,569	12,354,954
Selling, general and administrative expenses (b)	2,992,220	2,842,141	2,693,502
Other segment expenses (c)	3,597,624	3,578,238	3,753,532
Net income	$534,417	$523,741	$513,177

(a)	Merchandise cost of sales represents those expenses related to the sales of merchandise including inventory costs and distribution costs, and excludes costs related to gasoline and membership fee income.
(b)	Selling, general and administrative expenses is inclusive of pre-opening expenses and stock-based compensation.
(c)	Other segment expenses primarily consists of other costs of revenues, including gas, interest expense, and income tax expense.
22.    Condensed Financial Information of Registrant (Parent Company Only)
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(Amounts in thousands)

	February 1, 2025	February 3, 2024
ASSETS
Investment in subsidiaries	$1,847,454	$1,458,851

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value; 5,000 shares authorized, and no shares issued or outstanding	$—	$—
Common stock; $0.01 par value; 300,000 shares authorized, 148,965 shares issued and 131,638 shares outstanding at February 1, 2025; 300,000 shares authorized, 147,544 shares issued and 132,768 shares outstanding at February 3, 2024	1,489	1,475
Additional paid-in capital	1,079,676	1,006,910
Retained earnings	1,702,648	1,168,231
Treasury stock, at cost, 17,327 shares at February 1, 2025 and 14,776 shares at February 3, 2024	(936,359)	(717,765)
Total stockholders’ equity	$1,847,454	$1,458,851

BJ’S WHOLESALE CLUB HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Equity in net income of subsidiaries	$534,417	$523,741	$513,177
Net income	534,417	523,741	513,177
Net income per share:
Basic	$4.04	$3.94	$3.83
Diluted	4.00	3.88	3.76
Weighted-average number of shares outstanding:
Basic	132,150	133,047	134,017
Diluted	133,605	135,118	136,473
A statement of cash flows has not been presented as BJ’s Wholesale Club Holdings, Inc. did not have any cash as of, or for, the years ended February 1, 2025, February 3, 2024, or January 28, 2023.
Basis of Presentation
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of BJ’s Wholesale Club Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of BJ’s Wholesale Club Holdings, Inc.’s operating subsidiaries to pay dividends may be restricted due to terms of the subsidiaries’ First Lien Term Loan and ABL Revolving Facility, as defined in "Note 7. Debt and Credit Arrangements." For example, the covenants of the ABL Revolving Facility restrict the payment of dividends to, among other exceptions, (i) a greater of $135.0 million or 15.0% of trailing 12 months EBITDA general basket, (ii) a basket for unlimited dividends and distributions if there is no specified event of default and either (x) (A) availability under the ABL Revolving Facility is not less than 17.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility for the 30 consecutive day period ending immediately prior to such dividend or distribution and (B) availability under the ABL Revolving Facility is not less than 17.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility on the date of such dividend or distribution or (y) (A) availability under the ABL Revolving Facility is not less than 12.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility for the 30 consecutive day period ending immediately prior to such dividend or distribution, (B) availability under the ABL Revolving Facility is not less than 12.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility on the date of such dividend or distribution and (C) the fixed charge coverage ratio as of the end of the most recently ended fiscal quarter for which financial statements are available is not less than 1.00 to 1.00, and (iii) ) a basket for up to 7.0% per annum of the market capitalization of BJ’s Wholesale Club Holdings, Inc if there is no event of default. The covenants of the First Lien Term Loan restrict the payment of dividends and distributions to, among other exceptions, (i) a $25.0 million general basket, (ii) a basket for unlimited dividends and distributions if no event of default exists and the pro-forma total net leverage ratio is less than or equal to 4.25 to 1.00, (iii) a "growing" basket based on, among other things, retained excess cash flow subject to no event of default and compliance with a pro-forma interest coverage ratio of greater than or equal to 2.00 to 1.00, and (iv) a basket for 6.0% per annum of the net cash proceeds received from such qualified IPO that are contributed to the borrower in cash. As of February 1, 2025, the amount of net income free of such restrictions and available for payment by BJ’s Wholesale Club Holdings, Inc. as dividends, was $534.4 million, and the total amount of restricted net assets of consolidated subsidiaries of BJ’s Wholesale Club Holdings, Inc. was $104.2 million.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of February 1, 2025, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2025. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of February 1, 2025, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of February 1, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information
10b5-1 Trading Plans
On November 29, 2024, Mr. Robert W. Eddy, president, chief executive officer of the Company, adopted a trading arrangement with respect to the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Eddy’s Rule 10b5-1 Trading Plan, which expires on December 1, 2025, provides for the sale of up to 405,698 shares of common stock pursuant to the terms of the plan.
On December 10, 2024, Mr. William Werner, executive vice president, strategy and development, adopted a Rule 10b5-1 Trading Plan. Mr. Werner’s Rule 10b5-1 Trading Plan, which expires on July 15, 2025, provides for the sale of up to 34,192 shares of common stock pursuant to the terms of the plan.
On January 14, 2025, Mr. Joseph McGrail, senior vice president, controller of the company, adopted a Rule 10b5-1 Trading Plan. Mr. McGrail’s Rule 10b5-1 Trading Plan, which expires on December 31, 2025, provides for the sale of up to 2,100 shares of common stock pursuant to the terms of the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The information required by Items 10-14 will be set forth in our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of the fiscal year covered by this report (the "2025 Proxy Statement"), and is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, other than the information about our executive officers contained in the discussion entitled "Information about our Executive Officers" in Part I of this Annual Report on Form 10-K, is incorporated by reference to the 2025 Proxy Statement.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the 2025 Proxy Statement.

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

4.1	Description of the Company's Securities (previously filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K (File No. 001-38559) on March 18, 2024 and incorporated herein by reference).
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

10.2.5
Fifth Amendment to First Lien Term Loan Credit Agreement, by and among BJ’s Wholesale Club, Inc., the Company, the lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent, dated as of November 4, 2024 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38559) filed on November 4, 2024 and incorporated herein by reference).

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

10.4.1#
Amendment No. 1 to Employment Agreement between Robert W. Eddy and BJ's Wholesale Club, Inc., dated as of November 23, 2024 (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38559) on November 27, 2024 and incorporated herein by reference).

10.5#
Employment Agreement between Laura L. Felice and BJ’s Wholesale Club, Inc., dated as of May 10, 2021 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38559) on May 14, 2021 and incorporated herein by reference).

10.5.1#
Amendment No. 1 to Employment Agreement between Laura L. Felice and BJ's Wholesale Club, Inc., dated as of November 23, 2024 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-38559) on November 27, 2024 and incorporated herein by reference).

10.6#
Employment Agreement between William Werner and BJ's Wholesale Club, Inc., dated as of May 10, 2021 (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-38559) on May 14, 2021 and incorporated herein by reference).

10.6.1#
Amendment No. 1 to Employment Agreement between William Werner and BJ's Wholesale Club, Inc., dated as of November 23, 2024 (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-38559) on November 27, 2024 and incorporated herein by reference).

10.7#
Employment Agreement between Jeff Desroches and BJ's Wholesale Club, Inc., dated as of April 8, 2018 (previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K (File No. 001-38559) on March 17, 2022 and incorporated herein by reference).

10.7.1#	Post-Resignation Agreement between Jeff Desroches and BJ's Wholesale Club, Inc., effective as of November 5, 2024 (filed herewith).
10.8#
Employment Agreement between Paul Cichocki and BJ's Wholesale Club, Inc., dated as of January 30, 2020 (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K (File No. 001-38559) on March 19, 2021 and incorporated herein by reference).

10.8.1#
Amendment No. 1 to Employment Agreement between Paul Cichocki and BJ's Wholesale Club, Inc., dated as of November 23, 2024 (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-38559) on November 27, 2024 and incorporated herein by reference).

10.9#	Employment Agreement between Graham Luce and BJ's Wholesale Club, Inc., dated as of March 22, 2023 (filed herewith).
10.9.1#	Amendment No. 1 to Employment Agreement between Graham Luce and BJ's Wholesale Club, Inc., dated as of November 23, 2024 (filed herewith).
10.10#
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

10.11#
2012 Director Stock Option Plan of the Company, effective as of April 13, 2012 (previously filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.11.1#
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

10.14#
Amended and Restated Non-Employee Director Compensation Policy, effective as of January 29, 2023 (previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K (File No. 001-38559) on March 18, 2024 and incorporated herein by reference).

10.15#
Form of Indemnification Agreement for Executive Officers and Directors (previously filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.16#
BJ’s Wholesale Club Annual Incentive Plan, effective as of January 29, 2017 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 001-38559) on March 19, 2021 and incorporated herein by reference).

10.16.1#
First Amendment to BJ’s Wholesale Club Annual Incentive Plan, effective as of January 18, 2021 (previously filed as Exhibit 10.15.1 to the Company's Annual Report on Form 10-K (File No. 001-38559) on March 19, 2021 and incorporated herein by reference).

10.17#
BJ's Wholesale Club, Inc. Non-Qualified Deferred Compensation Plan, effective as of January 1, 2024 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-38559) on November 22, 2023 and incorporated herein by reference).

10.17.1#	Rules and Conditions for the BJ's Wholesale Club Holdings, Inc. Executive Deferred Equity Program, effective as of September 9, 2024 (filed herewith).
10.17.2#	Rules and Conditions for the BJ's Wholesale Club Holdings, Inc. Non-Employee Director Deferred Compensation Program, effective as of September 9, 2024 (filed herewith).
19.1
Amended and Restated Insider Trading Compliance Policy, effective as of September 13, 2023 (previously filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 001-38559) on March 18, 2024 and incorporated herein by reference).

21.1	List of Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K (File No. 001-38559) on March 18, 2024 and incorporated herein by reference).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).
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
97
Amended and Restated Compensation Recovery Policy, effective as of October 26, 2023 (previously filed as Exhibit 97 to the Company's Annual Report on Form 10-K (File No. 001-38559) on March 18, 2024 and incorporated herein by reference).

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

Dated: March 14, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Robert W. Eddy
Robert W. Eddy Chairman, President & Chief Executive Officer (Principal Executive Officer)
Date: March 14, 2025

/s/ Laura L. Felice
Laura L. Felice Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Date: March 14, 2025

/s/ Joseph McGrail
Joseph McGrail Senior Vice President, Controller (Principal Accounting Officer)
Date: March 14, 2025

/s/ Darryl Brown
Darryl Brown Director
Date: March 14, 2025

/s/ David Burwick
David Burwick Director
Date: March 14, 2025

/s/ Maile Clark
Maile Clark Director
Date: March 14, 2025

/s/ Michelle Gloeckler
Michelle Gloeckler Director
Date: March 14, 2025

/s/ Steven L. Ortega
Steven L. Ortega Director
Date: March 14, 2025

/s/ Ken Parent
Ken Parent Director
Date: March 14, 2025

/s/ Christopher H. Peterson
Christopher H. Peterson Director
Date: March 14, 2025

/s/ Cathy Marie Robinson
Cathy Marie Robinson Director
Date: March 14, 2025

/s/ Robert Steele
Robert Steele Director
Date: March 14, 2025