Form 10-Q
period 2025-05-03
BJ's Wholesale Club Holdings, Inc.
filed 2025-05-29
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 21, 2025, the registrant had 132,050,705 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	May 3, 2025	February 1, 2025	May 4, 2024
ASSETS
Current assets:
Cash and cash equivalents	$39,484	$28,272	$35,094
Accounts receivable, net	240,419	277,326	225,199
Merchandise inventories	1,567,032	1,508,988	1,533,310
Prepaid expenses and other current assets	81,833	64,374	85,048
Total current assets	1,928,768	1,878,960	1,878,651
Operating lease right-of-use assets, net	2,065,890	2,100,257	2,159,955
Property and equipment, net	1,988,290	1,897,604	1,620,255
Goodwill	1,008,816	1,008,816	1,008,816
Intangibles, net	99,697	101,109	106,001
Deferred income taxes	7,615	6,975	2,693
Other assets	58,596	71,584	48,356
Total assets	$7,157,672	$7,065,305	$6,824,727
LIABILITIES
Current liabilities:
Short-term debt	$150,000	$175,000	$270,000
Current portion of operating lease liabilities	169,568	192,528	156,914
Accounts payable	1,255,867	1,253,512	1,264,873
Accrued expenses and other current liabilities	934,974	913,042	834,053
Total current liabilities	2,510,409	2,534,082	2,525,840
Long-term operating lease liabilities	1,977,180	2,013,962	2,069,587
Long-term debt	398,880	398,807	398,509
Deferred income taxes	55,386	59,659	74,804
Other non-current liabilities	244,232	211,341	228,567
Commitments and contingencies (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 149,743 shares issued and 132,051 outstanding at May 3, 2025; 148,965 shares issued and 131,638 outstanding at February 1, 2025; and 148,247 shares issued and 132,708 outstanding at May 4, 2024	1,497	1,489	1,482
Additional paid-in capital	1,095,105	1,079,445	1,020,857
Retained earnings	1,852,416	1,702,648	1,279,250
Accumulated other comprehensive income	231	231	501
Treasury stock, at cost, 17,692 shares at May 3, 2025; 17,327 shares at February 1, 2025; and 15,539 shares at May 4, 2024	(977,664)	(936,359)	(774,670)
Total stockholders’ equity	1,971,585	1,847,454	1,527,420
Total liabilities and stockholders’ equity	$7,157,672	$7,065,305	$6,824,727
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net sales	$5,033,094	$4,807,129
Membership fee income	120,389	111,390
Total revenues	5,153,483	4,918,519
Cost of sales	4,183,984	4,035,129
Selling, general and administrative expenses	760,880	721,771
Pre-opening expenses	4,974	864
Operating income	203,645	160,755
Interest expense, net	11,099	13,951
Income before income taxes	192,546	146,804
Provision for income taxes	42,778	35,785
Net income	$149,768	$111,019

Income per share attributable to common stockholders—basic:	$1.14	$0.84
Income per share attributable to common stockholders—diluted:	1.13	0.83

Weighted-average shares of common stock outstanding:
Basic	131,569	132,397
Diluted	132,749	134,111

Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income	$149,768	$111,019
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, February 1, 2025	148,965	$1,489	$1,079,445	$1,702,648	$231	(17,327)	$(936,359)	$1,847,454
Net income	—	—	—	149,768	—	—	—	149,768
Common stock issued under stock incentive plans	778	8	(8)	—	—	—	—	—
Stock-based compensation expense	—	—	10,654	—	—	—	—	10,654
Exercise of stock options	—	—	5,014	—	—	—	—	5,014
Acquisition of treasury stock	—	—	—	—	—	(365)	(41,305)	(41,305)
Balance, May 3, 2025	149,743	$1,497	$1,095,105	$1,852,416	$231	(17,692)	$(977,664)	$1,971,585

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, February 3, 2024	147,544	$1,475	$1,006,409	$1,168,231	$501	(14,776)	$(717,765)	$1,458,851
Net income	—	—	—	111,019	—	—	—	111,019
Common stock issued under stock incentive plans	703	7	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	8,590	—	—	—	—	8,590
Exercise of stock options	—	—	5,865	—	—	—	—	5,865
Acquisition of treasury stock	—	—	—	—	—	(763)	(56,905)	(56,905)
Balance, May 4, 2024	148,247	$1,482	$1,020,857	$1,279,250	$501	(15,539)	$(774,670)	$1,527,420
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$149,768	$111,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,665	63,422
Amortization of debt issuance costs and accretion of original issue discount	273	277
Stock-based compensation expense	10,654	8,590
Deferred income tax (benefit) provision	(4,913)	1,409
Changes in operating leases and other non-cash items	(24,397)	2,922
Increase (decrease) in cash due to changes in:
Accounts receivable, net	39,735	3,491
Merchandise inventories	(58,044)	(78,488)
Prepaid expenses and other current assets	(15,283)	(11,083)
Other assets	(1,476)	(4,733)
Accounts payable	2,355	81,592
Accrued expenses and other current liabilities	24,783	19,316
Other non-current liabilities	14,973	3,113
Net cash provided by operating activities	208,093	200,847
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(140,497)	(105,741)
Other investing activities	(1,794)	—
Net cash used in investing activities	(142,291)	(105,741)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	66,000	193,000
Payments on revolving lines of credit	(91,000)	(242,000)
Net cash received from stock option exercises	5,014	5,865
Acquisition of treasury stock	(41,305)	(57,256)
Proceeds from financing obligations	8,721	6,044
Other financing activities	(2,020)	(1,714)
Net cash used in financing activities	(54,590)	(96,061)
Net increase (decrease) in cash and cash equivalents	11,212	(955)
Cash and cash equivalents at beginning of period	28,272	36,049
Cash and cash equivalents at end of period	$39,484	$35,094

Supplemental cash flow information:
Interest paid	$8,966	$12,112
Income taxes paid	12,738	13,688
Operating lease liabilities arising from obtaining right-of-use assets and other non-cash lease-related operating items	14,583	65,905
Non-cash financing and investing activities:
Finance lease liabilities arising from obtaining right-of-use assets	525	345
Property additions included in accrued expenses	40,404	35,456
Treasury stock acquisitions included in accrued expenses	1,561	3,013
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries (the "Company" or "BJ's") is a leading operator of membership warehouse clubs concentrated primarily in the eastern half of the United States. The Company provides a curated assortment focused on groceries, fresh foods, general merchandise, gasoline, and other ancillary services to deliver a differentiated shopping experience that is further enhanced by the Company's digital capabilities. As of May 3, 2025, BJ's operated 255 warehouse clubs and 190 gas stations in 21 states.
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accompanying interim financial statements of BJ’s Wholesale Club Holdings, Inc. are unaudited and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial statements in accordance with GAAP.
The condensed consolidated balance sheet as of February 1, 2025 is derived from the audited consolidated balance sheet as of that date. The Company’s business, as is common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for fiscal year 2024, as filed with the Securities and Exchange Commission on March 14, 2025.
(b) Fiscal Year
The Company follows the National Retail Federation’s fiscal calendar and reports financial information on a 52- or 53-week year ending on the Saturday closest to January 31. The thirteen-week periods ended May 3, 2025 and May 4, 2024 are referred to herein as the "first quarter of fiscal year 2025" and the "first quarter of fiscal year 2024," respectively. Operating results for the thirteen week period ended May 3, 2025 are not necessarily indicative of the results that may be expected for the 52-week fiscal year ending January 31, 2026.
(c) Recent Accounting Pronouncements and Policies
The Company’s accounting policies are set forth in the audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2024. There have been no material changes to these accounting policies and no accounting pronouncements adopted that had a material impact on the Company’s financial statements.
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 will require public companies to disclose, on an annual basis, a tabular reconciliation, using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory tax, further broken out by nature and/or jurisdiction. ASU 2023-09 requires all entities to disclose, on an annual basis, the amount of income taxes paid (net of refunds received), disaggregated between federal, state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The new pronouncement will not have an impact on the Company's consolidated balance sheet, statement of operations and comprehensive income, statement of stockholders' equity, or statement of cash flows. The Company continues to evaluate the impact of enhanced disclosure requirements on the notes to the consolidated financial statements. The Company will adopt this new pronouncement as part of its annual report as of and for the fiscal year ended January 31, 2026.
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
3. Revenue Recognition
Net sales
The Company recognizes net sales at clubs and gas stations when the customer takes possession of the goods and tenders payment. Sales tax is recorded as a liability at the point-of-sale. Revenue is recorded at the point-of-sale based on the transaction price, net of any applicable discounts, sales tax, and expected refunds. For digitally-enabled sales, including buy-online-pickup-in-club ("BOPIC"), curbside delivery, and same-day delivery, the Company generally recognizes revenue when the customer takes possession of the merchandise. For ship-to-home sales, the Company recognizes revenue when control of the merchandise is transferred to the customer, which is typically at the time of shipment.
Rewards programs
The Company's Club+ program allows participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made at BJ's, a 5-cent per gallon discount at BJ's gas locations, and two free same-day deliveries. Cash back is in the form of electronic awards issued to each member once $10 in rewards have been earned.
The Company's co-branded credit card program, known as the BJ's One and BJ's One+ program, allows cardholders the opportunity to earn up to 5% cash back on purchases made in BJ's clubs, on bjs.com, or in the BJ's mobile app, and up to a 15-cent per gallon discount on gasoline when paying with a BJ's One or BJ's One+ Mastercard at BJ’s gas locations. BJ's One+ Mastercard cardholders also receive two free same-day deliveries if such benefit has not already been received under the Club+ program. Cash back is in the form of electronic awards issued to each member monthly on the credit card statement date. Earned rewards on each of the Club+ and co-branded credit card programs do not expire.
The Company accounts for these transactions as multiple-element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of award dollars earned in deferred revenue at the time the award dollars are earned. Earned awards may be redeemed on future purchases made at BJ's. The Company recognizes revenue related to earned awards when customers redeem such awards as part of a purchase at one of the Company’s clubs, on bjs.com, or in the BJ's mobile app. The Company recognizes royalty revenue related to the BJ's One and BJ's One+ credit card programs based upon actual customer activities, such as reward redemptions. While the Company continues to honor all rewards presented for redemption, the likelihood of redemption is deemed to be remote for certain rewards due to historical experience, including after long periods of inactivity, and rewards being linked to expired or canceled memberships. In these circumstances, the Company recognizes revenue, or breakage, from unredeemed rewards.
Membership
The Company charges a membership fee to its customers, which allows customers to shop in the Company’s clubs, on bjs.com, or in the BJ's mobile app, and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. In addition, members have access to other ancillary services, coupons, and promotions. As the Company has the obligation to provide access to its clubs, website, mobile app, and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. All membership fees and related membership revenues are recorded as membership fee income in the condensed consolidated statements of operations and comprehensive income.
Gift Card Program
The Company sells BJ’s gift cards that allow customers to redeem the cards for future purchases equal to the amount of the face value of the gift card. Revenue from gift card sales is recognized upon redemption of the gift cards and control of the purchased goods or services is transferred to the customer.

Contract Balances
The following table summarizes the Company's deferred revenue balance related to outstanding performance obligations for contracts with customers, excluding earned award dollars which are noted below (in thousands):

	May 3, 2025	February 1, 2025	May 4, 2024
Current:
Rewards programs:
Royalty revenue	$6,913	$9,972	$4,982
Co-brand initiatives	3,945	4,082	3,710
Total rewards programs	10,858	14,054	8,692
Membership	260,578	253,262	234,411
Gift card program	15,875	16,778	14,484
E-commerce sales	6,866	7,839	5,723
Long-term:
Rewards programs:
Co-brand initiatives	2,317	3,139	5,910
Total deferred revenue	$296,494	$295,072	$269,220
Current and long-term deferred revenue balances are included within accrued expenses and other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.

The following table presents deferred revenue activity related to earned award dollars (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Earned rewards balance, beginning of period	$57,474	$49,135
Rewards earned	88,197	75,383
Revenue recognized on rewards	(84,383)	(71,184)
Earned rewards balance, end of period	$61,288	$53,334
Earned award dollars are combined in one homogeneous pool and are not separately identifiable. Revenue recognized on rewards consists of awards that were included in the deferred revenue balance at the beginning of the period as well as awards that were earned during the period.
The following table summarizes the Company's revenue recognized during the period that was included in the opening deferred balance, excluding earned award dollars, as of February 1, 2025 and February 3, 2024 (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Rewards programs:
Royalty revenue	$9,972	$4,593
Co-brand initiatives	960	776
Total rewards programs	10,932	5,369
Membership	106,337	97,790
Gift card program	2,707	2,799
E-commerce sales	7,839	6,757
Total revenue	$127,815	$112,715

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
Disaggregation of Revenue
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Perishables, Grocery, and Sundries	73%	71%
General Merchandise and Services	9%	10%
Gasoline and Other	18%	19%

4. Debt and Credit Arrangements
The following table summarizes the Company’s debt (in thousands):

	May 3, 2025	February 1, 2025	May 4, 2024
ABL Revolving Facility	$150,000	$175,000	$270,000
First Lien Term Loan	400,000	400,000	400,000
Unamortized original issue discount and debt issuance costs	(1,120)	(1,193)	(1,491)
Less: Short-term debt	(150,000)	(175,000)	(270,000)
Long-term debt	$398,880	$398,807	$398,509
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
As of May 3, 2025, there was $150.0 million outstanding in loans under the ABL Revolving Facility and $13.5 million in outstanding letters of credit. The interest rate on the ABL Revolving Facility was 5.42% and unused capacity was $1.0 billion. As of February 1, 2025 and May 4, 2024, the interest rate on the ABL Revolving Facility was 5.41% and 6.41%, respectively.
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

Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. As of May 3, 2025, the Company's net leverage ratio did not exceed 3.50 to 1.00, and therefore, no incremental principal payments were required. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain "fixed assets" of the Company and on a junior basis by certain "liquid" assets of the Company.
There was $400.0 million outstanding under the First Lien Term Loan as of each of May 3, 2025, February 1, 2025, and May 4, 2024. The interest rate on the First Lien Term Loan was 6.07%, 6.08%, and 7.32% at May 3, 2025, February 1, 2025, and May 4, 2024, respectively.
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
The 2018 Plan authorizes the issuance of 13,148,058 shares. If an award under the 2018 Plan is forfeited, expires, or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration, or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right ("SAR") that are not issued in connection with the stock settlement of the SAR upon its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan. As of May 3, 2025, there were 4,283,687 shares available for future issuance under the 2018 Plan.
The following table summarizes the Company’s stock award activity during the thirteen weeks ended May 3, 2025 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares(a)	Weighted- Average Grant Date Fair Value
Outstanding, February 1, 2025	821	$19.14	291	$73.78	368	$75.43	628	$69.53
Granted (b)	—	—	—	—	245	114.88	331	114.88
Forfeited/canceled	—	—	(3)	76.07	(7)	74.64	(20)	76.36
Exercised/vested	(299)	16.74	(177)	72.08	(115)	74.65	(367)	62.69
Outstanding, May 3, 2025	522	$20.52	111	$75.38	491	$95.27	572	$84.78
(a) Shares outstanding reflect a 100% payout, however, the actual payout for the remaining performance stock awards granted in fiscal year 2021 is expected to be 200%, and the actual payout for performance stock awards granted in fiscal year 2022, which vested in the first quarter of fiscal year 2025, was 177%. Actual payout for the performance stock awards granted in fiscal year 2023, which vest in fiscal year 2026, could be below 100% or up to 200%. Actual payout for the performance stock awards granted in each of fiscal years 2024 and 2025, which vest in fiscal years 2027 and 2028, respectively, could be below 100% or up to 300%.
(b) Includes 165 incremental performance stock awards granted in fiscal years 2021 and 2022 with a weighted-average grant date fair value of $62.13, that vested in fiscal year 2025 at greater than 100% of target payout based on performance.

Stock-based compensation expense was $10.7 million and $8.6 million for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.
On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective July 1, 2018. The aggregate number of shares of common stock reserved for issuance under the ESPP is equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the Company's board of directors. The amount of expense recognized related to the ESPP was $0.5 million and $0.4 million for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively. As of May 3, 2025, there were 3,272,229 shares available for issuance under the ESPP.
7. Treasury Shares and Share Repurchase Program
Treasury Shares Acquired on Restricted Stock and Performance Stock Awards
The Company acquired 310,102 shares for $35.1 million and 357,451 shares for $26.7 million in the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively, to satisfy employees’ tax withholding obligations upon the vesting of restricted stock and performance stock awards, which was recorded as treasury stock.
Share Repurchase Program
On November 16, 2021, the Company's board of directors approved a share repurchase program (the "2021 Repurchase Program") that allowed the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expired in January 2025, with the Company utilizing the entire authorization of $500.0 million.
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
The Company repurchased 55,000 shares for $6.2 million under the 2024 Repurchase Program and 405,110 shares for $30.2 million under the 2021 Repurchase Program during the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively. The Company accounts for treasury stock under the cost method based on the fair market value of the shares on the dates of repurchase plus any direct costs incurred.
As of May 3, 2025, $993.8 million remained available to purchase under the 2024 Repurchase Program.
8. Income Taxes
The Company projects the estimated annual effective tax rate for fiscal year 2025 to be 28.0%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.
The Company’s effective income tax rate was 22.2% and 24.4% for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively. The decrease in the effective tax rate for the thirteen weeks ended May 3, 2025 compared to the thirteen weeks ended May 4, 2024 was primarily driven by higher excess tax benefits from stock-based compensation in the current period.
The Company is subject to taxation in the U.S. federal and various state taxing jurisdictions. The Company’s tax years from 2021 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities.

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
The gross carrying amount and fair value of the Company’s debt at May 3, 2025 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$150,000	$150,000
First Lien Term Loan	400,000	400,916
Total Debt	$550,000	$550,916
The gross carrying amount and fair value of the Company’s debt at February 1, 2025 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$175,000	$175,000
First Lien Term Loan	400,000	402,500
Total Debt	$575,000	$577,500
The gross carrying amount and fair value of the Company’s debt at May 4, 2024 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$270,000	$270,000
First Lien Term Loan	400,000	402,000
Total Debt	$670,000	$672,000
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, and accounts payable, approximate their fair values due to the short-term maturities of these instruments.

10. Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for the thirteen weeks ended May 3, 2025 and May 4, 2024 (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Weighted-average shares of common stock outstanding, used for basic computation	131,569	132,397
Plus: Incremental shares of potentially dilutive securities	1,180	1,714
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	132,749	134,111
The table below summarizes awards that were excluded from the computation of diluted earnings for the thirteen weeks ended May 3, 2025 and May 4, 2024, as their inclusion would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Stock-based awards	89	328
11. Segment Reporting
The Company’s operations are primarily retail club and other sales procured from clubs and distribution centers, representing one operating segment. All of the Company’s identifiable assets are located in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.
The chief operating decision maker ("CODM") is the Company’s chairman and chief executive officer. The CODM utilizes net income, as reported in the condensed consolidated statements of operations and comprehensive income, in evaluating performance of the retail operations segment and determining how to allocate resources of the Company as a whole, including investing in clubs, stockholder return programs, and other strategies. The CODM does not review assets when evaluating the results of the segment, and therefore, such information is not presented.
The following table provides the operating financial results of our reportable segment (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Total revenues	$5,153,483	$4,918,519
Less: significant and other segment expenses
Merchandise cost of sales (a)	3,363,785	3,158,913
Selling, general and administrative expenses (b)	765,854	722,635
Other segment expenses (c)	874,076	925,952
Net income	$149,768	$111,019

(a)	Merchandise cost of sales represents those expenses related to the sales of merchandise including inventory costs and distribution costs, and excludes costs related to gasoline and membership fee income.
(b)	Selling, general and administrative expenses is inclusive of pre-opening expenses, stock-based compensation, and other corporate expenses.
(c)	Other segment expenses primarily consists of other costs of revenues, including gas, as well as interest expense and income tax expense.

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
•    risks relating to our ability to implement our growth strategy by opening new clubs, and gasoline stations; and
•    the other risk factors identified in our filings with the Securities and Exchange Commission (the "SEC"), including in particular those set forth under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (the "Annual Report on Form 10-K for fiscal year 2024") and our other filings with the SEC.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to promote an understanding of the results of operations and financial condition of the Company and is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for fiscal year 2024. The following discussion may contain forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled "Forward-Looking Statements" and in Part I. "Item 1A. Risk Factors" in our Annual Report on Form 10-K for fiscal year 2024 and subsequent filings with the SEC.
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to "fiscal year 2025" relate to the 52 weeks ending January 31, 2026, and references herein to "fiscal year 2024" relate to the 52 weeks ended February 1, 2025. The first quarter of fiscal year 2025 ended on May 3, 2025, and the first quarter of fiscal year 2024 ended on May 4, 2024, and both included thirteen weeks.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 255 large-format, high volume warehouse clubs and 190 gas stations spanning 21 states as of the date of this filing. In our originating New England market, which has high population density and generates a disproportionate part of U.S. gross domestic product ("GDP"), we operate more than three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club ("BOPIC") service, curbside delivery, same-day delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for either unlimited or twelve same-day deliveries over a one-year period.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have over 7.5 million members paying annual fees to gain access to savings on groceries, general merchandise, services, and gasoline. The annual membership fee for our Club Card membership is generally $60, and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, is generally $120. Prior to January 1, 2025, the Club Card and Club+ membership fees were $55 and $110 per year, respectively. We believe that members can save over ten times their $60 Club Card membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented approximately 26% of our total net sales, excluding gasoline, for fiscal year 2024. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $465.5 million for the trailing twelve-months ended May 3, 2025.
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
Size and loyalty of membership base
The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for over 25 consecutive years and the quality of our membership mix is strong as evidenced by our higher tier penetration growth in the first thirteen weeks of fiscal year 2025. Our tenured membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 90% at the end of fiscal year 2024.
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
Infrastructure investment
Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that expanding our club footprint, bringing substantially all of our end-to-end perishable supply chain in-house, enhancing our information systems, including our distribution center and transportation management systems, and investing in hardware, software, and digitally enabled shopping capabilities for convenience, such as BOPIC, curbside pickup, same-day delivery, ExpressPay, and a digital coupon gallery will enable us to replicate our profitable club format and provide a differentiated shopping experience. We expect these infrastructure investments to support our successful operating model across our club operations.
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

Inflation and deflation trends
Our financial results can be directly impacted by substantial changes in product costs due to commodity cost fluctuations or general inflation, disinflation, or deflation, which could lead to a reduction in our sales, as well as greater margin pressure, as costs may not be able to be passed on to consumers. Changes in commodity prices and changes in inflation rates have impacted several categories of our business and may continue to do so. Inflationary volatility can be attributed to macro economic factors including supply chain disruptions, government stimulus, interest rates, tariffs, and other factors. In response to general inflationary volatility, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix or increasing our pricing when necessary.
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended
(dollars in thousands, except per share amounts)	May 3, 2025	May 4, 2024
Net sales	$5,033,094	$4,807,129
Membership fee income	120,389	111,390
Total revenues	5,153,483	4,918,519
Cost of sales	4,183,984	4,035,129
Selling, general and administrative expenses	760,880	721,771
Pre-opening expenses	4,974	864
Operating income	203,645	160,755
Interest expense, net	11,099	13,951
Income before income taxes	192,546	146,804
Provision for income taxes	42,778	35,785
Net income	$149,768	$111,019

Weighted-average shares outstanding—basic	131,569	132,397
Basic EPS(a)	$1.14	$0.84

Weighted-average shares outstanding—diluted	132,749	134,111
Diluted EPS(a)	$1.13	$0.83

Operational Data:
Total clubs at end of period	255	244
Comparable club sales (b)	1.6%	1.6%
Merchandise comparable club sales (b)	3.9%	0.6%
Adjusted net income (b)	$150,875	$113,408
Adjusted EPS (b)	1.14	0.85
Adjusted EBITDA (b)	285,836	236,386
Net cash provided by operating activities	208,093	200,847
Adjusted free cash flow (b)	67,596	95,106
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
Net sales for the first quarter of fiscal year 2025 were $5.0 billion, a 4.7% increase from net sales reported for the first quarter of fiscal year 2024 of $4.8 billion.
The increase was due primarily to traffic and unit growth, particularly in the perishables, grocery, and sundries division, as well as an increase of 11 clubs from the prior year period, partially offset by a decrease in gasoline sales.
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

Thirteen Weeks Ended
May 3, 2025
Merchandise comparable club sales	3.9%
Less: impact from gasoline sales	(2.3)%
Comparable club sales	1.6%

Merchandise comparable club sales represents comparable club sales from all merchandise other than our gasoline operations for the applicable period. Merchandise comparable club sales increased 3.9% in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024, primarily driven by increased sales in the perishables, grocery, and sundries division, partially offset by a slight decline in sales of general merchandise and services compared to the prior year period.
In the perishables, grocery, and sundries division, growth was led by fresh meat and produce, dairy, candy, snacks, nutrition, household cleaning, and paper categories when compared to the first quarter of fiscal year 2024, slightly offset by decreased demand for alcohol.
General merchandise and services declined in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024 due primarily to decreases in large ticket discretionary items in home and seasonal categories, partially offset by increases in consumer electronics, toys, and apparel.
The impact of gasoline sales is a result of a decrease in retail prices year over year, partially offset by an increase in comparable gallons sold in the first quarter of fiscal 2025 as compared to the first quarter of fiscal year 2024.
Membership fee income
Membership fee income was $120.4 million in the first quarter of fiscal year 2025 compared to $111.4 million in the first quarter of fiscal year 2024, an 8.1% increase. The increase was primarily driven by strength in membership acquisition, retention and higher tier membership penetration across both new and existing clubs, as well as the increase in annual membership fees which became effective in January 2025. We anticipate the annual membership fee increase will positively impact membership fee income for the remainder of fiscal 2025.

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
Cost of sales was $4.2 billion, or 83.1% of net sales, in the first quarter of fiscal year 2025 compared to $4.0 billion, or 83.9% of net sales, in the first quarter of fiscal year 2024. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, increased 30 basis points compared to the prior year period. The Company continues to manage the business to drive profitable growth across the broader merchandise assortment.
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
SG&A increased by 5.4% to $760.9 million in the first quarter of fiscal year 2025 from $721.8 million in the first quarter of fiscal year 2024. The increase in SG&A was primarily driven by increased labor and occupancy costs as a result of new club and gas station openings. Additionally, an increase in the number of owned clubs has resulted in increased depreciation expense year-over-year.
We remain focused on investing in member engagement, marketing, and digital strategies.
Pre-opening expenses
Pre-opening expenses include startup costs for new clubs and distribution centers and costs for relocated clubs. Expenses will vary based on the number of club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $5.0 million in the first quarter of fiscal year 2025 compared to $0.9 million in the first quarter of fiscal year 2024. Pre-opening expenses fluctuated due to timing of spend and the number of club openings year-over-year.
Interest expense, net
Interest expense, net was $11.1 million in the first quarter of fiscal year 2025 compared to $14.0 million in the first quarter of fiscal year 2024.
The decrease was primarily due to a reduction in outstanding borrowings as well as fluctuations in interest rates year-over-year.
Provision for income taxes
The effective income tax rate was 22.2% and 24.4% for the first quarter of fiscal years 2025 and 2024, respectively. The decrease in the effective income tax rate was primarily driven by higher tax benefits from stock-based compensation in the current year period.

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

	Thirteen Weeks Ended
(in thousands, except per share amounts)	May 3, 2025	May 4, 2024
Net income as reported	$149,768	$111,019
Adjustments:
Restructuring (a)	1,537	3,307
Tax impact of adjustments to net income (b)	(430)	(918)
Adjusted net income	$150,875	$113,408

Weighted-average diluted shares outstanding	132,749	134,111
Adjusted EPS (c)	$1.14	$0.85

(a)Represents charges related to the restructuring of certain corporate functions, including costs for severance, retention, outplacement, consulting fees, and other third-party fees.
(b)Represents the tax effect of the above adjustments at a statutory tax rate of approximately 28%.
(c)Adjusted EPS is measured using weighted-average diluted shares outstanding.
Adjusted EBITDA
Adjusted EBITDA is defined as net income before interest expense, net, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including stock-based compensation expense, restructuring, and other adjustments.
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

The following is a reconciliation of our net income to adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
Net income	$149,768	$111,019
Interest expense, net	11,099	13,951
Provision for income taxes	42,778	35,785
Depreciation and amortization	69,665	63,422
Stock-based compensation expense	10,654	8,590
Restructuring (a)	1,537	3,307
Other adjustments (b)	335	312
Adjusted EBITDA	$285,836	$236,386
(a)    Represents charges related to the restructuring of certain corporate functions, including costs for severance, retention, outplacement, consulting fees, and other third-party fees.
(b)    Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Revolving Facility. As of May 3, 2025, cash and cash equivalents totaled $39.5 million and we had $1.0 billion of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures, fund share repurchases, and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.
In the first three months of fiscal year 2025, we repurchased 55,000 shares under the 2024 Repurchase Program for a total purchase price of $6.2 million, inclusive of associated costs.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
Net cash provided by operating activities	$208,093	$200,847
Net cash used in investing activities	(142,291)	(105,741)
Net cash used in financing activities	(54,590)	(96,061)
Net increase (decrease) in cash and cash equivalents	$11,212	$(955)

Net Operating Cash Flows
Net cash provided by operating activities was $208.1 million for the first three months of fiscal year 2025 compared to $200.8 million for the first three months of fiscal year 2024. The increase was primarily due to a $38.7 million increase in net income, inclusive of a $6.2 million increase in depreciation and amortization and a net decrease in deferred income tax provision of $6.3 million. Also contributing to the increase in net operating cash flows were fluctuations in working capital, including $36.2 million related to accounts receivable due to timing of vendor and customer cash receipts; $20.4 million related to merchandise inventories, primarily driven by changes in inventory levels in our perishables, grocery, and sundries divisions;

offset by $79.2 million related to accounts payable as a result of timing of inventory receipts and vendor payments, as well as $27.3 million of lease-related activity primarily due to an increase in prepaid rent based on the timing of quarter-end.
Our net cash from operating activities can fluctuate from period to period due to several factors, including: the timing and mix of sales, which are typically higher in the second and fourth quarters due to seasonality; the timing of inventory purchases as the Company prepares for holiday seasons; lease-related activity; and income tax and other payments.
Net Investing Cash Flows
Net cash used in investing activities was $142.3 million for the first three months of fiscal year 2025 compared to $105.7 million for the first three months of fiscal year 2024. This fluctuation is primarily driven by an increase in capital spending of $34.8 million as we continue to execute on our growth strategy with new clubs in our pipeline.
Net Financing Cash Flows
Net cash used in financing activities for the first three months of fiscal year 2025 was $54.6 million compared to $96.1 million for the first three months of fiscal year 2024. The decrease in cash used is primarily due to a $24.0 million decrease in net payments on our ABL Revolving Facility and a $16.0 million decrease in the acquisition of treasury stock compared to the prior year period.
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
The following is a reconciliation of our net cash provided by operating activities to adjusted free cash flow for the periods presented:

	Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
Net cash provided by operating activities	$208,093	$200,847
Less: Additions to property and equipment, net of disposals	(140,497)	(105,741)
Plus: Proceeds from sale-leaseback transactions	—	—
Adjusted free cash flow	$67,596	$95,106
Adjusted free cash flow decreased to $67.6 million for the first quarter of fiscal year 2025 compared to $95.1 million for the first quarter of fiscal year 2024. This decrease in adjusted free cash flow is primarily the result of an increase in capital spending, partially offset by higher cash flows from operating activities primarily due to higher net income.
Debt and Borrowing Capacity
Our primary source of borrowing capacity is the ABL Revolving Facility, which is further discussed in Note 4, "Debt and Credit Arrangements," included in this Quarterly Report on Form 10-Q.
On July 28, 2022, we entered into the ABL Revolving Facility with an aggregate ABL Revolving Commitment of $1.2 billion pursuant to that certain credit agreement with Bank of America, N.A., as administrative agent and collateral agent, and other lenders party thereto. The maturity date of the ABL Revolving Facility is July 28, 2027.
On November 4, 2024, we entered into the Fifth Amendment of the First Lien Term Loan with Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent, and the lenders party thereto.
The Fifth Amendment, among other things, provided for a new tranche of term loans in an aggregate principal amount of $400.0 million, which refinanced and replaced in full the existing Tranche B term loans outstanding under the First Lien Term Loan Credit Agreement immediately prior to the effectiveness of the Fifth Amendment. In addition, the Fifth Amendment reduced applicable margin in respect of the interest rate from SOFR plus 200 basis points per annum to SOFR plus 175 basis points per annum. The maturity date of the First Lien Term Loan is February 3, 2029.

At May 3, 2025, there was $150.0 million outstanding in loans under the ABL Revolving Facility and $13.5 million in outstanding letters of credit. The interest rate on the revolving credit facility was 5.42% and unused capacity was $1.0 billion.
At May 3, 2025, the interest rate for the First Lien Term Loan was 6.07% and there was $400.0 million outstanding.
Material Cash Commitments
Our material cash commitments consist primarily of debt obligations, interest payments, leases, and purchase orders for merchandise inventory, agreements for capital items, gasoline, products and services used in our business, information technology, executive employment, and other agreements. These material cash commitments impact our short-term and long-term liquidity and capital needs. As of May 3, 2025, other than those items related to the ordinary course of operations of our business such as inventory purchases, agreements for capital items, and new leases and lease amendments, there were no material changes to our material cash commitments from those described in our Annual Report on Form 10-K for fiscal year 2024.
Critical Accounting Policies and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. There were no material changes in critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates," in our Annual Report on Form 10-K for fiscal year 2024 for a complete list of our Critical Accounting Policies and Estimates.
Recent Accounting Pronouncements
Our accounting policies are set forth in the audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2024. There have been no material changes to these accounting policies and no accounting pronouncements adopted that had a material impact on the Company’s financial statements.
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
As of May 3, 2025, our total debt outstanding was $550.0 million, which included $150.0 million under our ABL Revolving Facility and $400.0 million under our First Lien Term Loan at interest rates of 5.42% and 6.07%, respectively. See “Note 4. Debt and Credit Arrangements” of our condensed consolidated financial statements included in in this Quarterly Report on Form 10-Q for additional information. A 100 basis point change in prevailing market rates would cause annual interest costs to change by approximately $5.5 million.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 3, 2025.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in our Annual Report on Form 10-K for fiscal year 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the first quarter of fiscal year 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c) (in thousands)
February 2, 2025 to March 1, 2025	36,619	$99.62	—	$1,000,000
March 2, 2025 to April 5, 2025	327,321	114.62	55,000	993,765
April 6, 2025 to May 3, 2025	1,162	117.57	—	993,765
Total	365,102		55,000
(a)Includes 36,619 shares of common stock for the period February 2, 2025 to March 1, 2025, 272,321 shares of common stock for the period March 2, 2025 to April 5, 2025, and 1,162 shares of common stock for the period April 6, 2025 to May 3, 2025 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock and performance stock awards. See Note 7 "Treasury Shares and Share Repurchase Programs" of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
(b)Excludes the impact of excise tax imposed on share repurchases pursuant to the Inflation Reduction Act.
(c)On November 18, 2024, the Company’s board of directors approved the 2024 Share Repurchase Program. The authorization allows the Company to repurchase up to $1.0 billion of its outstanding common stock and will expire in January 2029.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
10b5-1 Trading Plans
On April 10, 2025, Mr. Paul Cichocki, executive vice president, chief commercial officer, adopted a trading arrangement with respect to the sale of securities of the Company's common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a "Rule 10b5-1 Trading Plan"). Mr. Cichocki's Rule 10b5-1 Trading Plan, which expires on July 1, 2026, provides for the sale of up to 128,853 shares of common stock pursuant to the terms of the plan.
Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1	Amended and Restated Annual Incentive Plan, effective as of March 6, 2025 (filed herewith).
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: May 29, 2025	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)