Form 10-Q
period 2025-08-02
BJ's Wholesale Club Holdings, Inc.
filed 2025-08-28
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 21, 2025, the registrant had 131,753,378 shares of common stock, $0.01 par value per share, outstanding.

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
DEFINED TERMS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•“The Company”, “BJ’s”, “we”, “us” and “our” mean BJ’s Wholesale Club Holdings, Inc. and, unless the context otherwise requires, its consolidated subsidiaries;
•“ABL Revolving Facility” means the Company's revolving credit facility entered into on July 28, 2022;
•“ABL Revolving Commitment” means the aggregate committed amount of $1.2 billion under the ABL Revolving Facility;
•“First Lien Term Loan” means the Company’s senior secured first lien term loan facility that was amended on November 4, 2024;
•“Fourth Amendment” means the Company’s fourth amendment to the First Lien Term Loan that was entered into on October 12, 2023;
•“Fifth Amendment” means the Company's fifth amendment to the First Lien Term Loan that was entered into on November 4, 2024;
•“fiscal year 2024” means the 52 weeks ended February 1, 2025;
•“fiscal year 2025” means the 52 weeks ending January 31, 2026;
•“GAAP” means generally accepted accounting principles in the United States of America;
•“ESPP” means the Company's Employee Stock Purchase Plan; and
•“SOFR” means the Secured Overnight Financing Rate.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	August 2, 2025	February 1, 2025	August 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$47,273	$28,272	$38,058
Accounts receivable, net	270,905	277,326	248,491
Merchandise inventories	1,520,684	1,508,988	1,546,211
Prepaid expenses and other current assets	90,096	64,374	82,333
Total current assets	1,928,958	1,878,960	1,915,093
Operating lease right-of-use assets, net	2,054,621	2,100,257	2,150,965
Property and equipment, net	2,068,193	1,897,604	1,697,139
Goodwill	1,008,816	1,008,816	1,008,816
Intangibles, net	98,285	101,109	104,370
Deferred income taxes	5,804	6,975	3,548
Other assets	67,095	71,584	49,971
Total assets	$7,231,772	$7,065,305	$6,929,902
LIABILITIES
Current liabilities:
Short-term debt	$105,000	$175,000	$217,000
Current portion of operating lease liabilities	173,521	192,528	162,777
Accounts payable	1,264,208	1,253,512	1,285,733
Accrued expenses and other current liabilities	891,507	913,042	858,240
Total current liabilities	2,434,236	2,534,082	2,523,750
Long-term operating lease liabilities	1,959,378	2,013,962	2,058,071
Long-term debt	398,953	398,807	398,586
Deferred income taxes	68,065	59,659	70,976
Other non-current liabilities	272,046	211,341	223,612
Commitments and contingencies (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 149,820 shares issued and 131,749 outstanding at August 2, 2025; 148,965 shares issued and 131,638 outstanding at February 1, 2025; and 148,757 shares issued and 132,766 outstanding at August 3, 2024	1,498	1,489	1,488
Additional paid-in capital	1,113,498	1,079,445	1,044,196
Retained earnings	2,003,121	1,702,648	1,424,238
Accumulated other comprehensive income	231	231	501
Treasury stock, at cost, 18,071 shares at August 2, 2025; 17,327 shares at February 1, 2025; and 15,991 shares at August 3, 2024	(1,019,254)	(936,359)	(815,516)
Total stockholders’ equity	2,099,094	1,847,454	1,654,907
Total liabilities and stockholders’ equity	$7,231,772	$7,065,305	$6,929,902
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	August 2, 2025	August 3, 2024
Net sales	$5,256,907	$5,092,279
Membership fee income	123,333	113,116
Total revenues	5,380,240	5,205,395
Cost of sales	4,374,065	4,248,819
Selling, general and administrative expenses	786,358	750,323
Pre-opening expenses	3,287	2,578
Operating income	216,530	203,675
Interest expense, net	10,393	12,755
Income before income taxes	206,137	190,920
Provision for income taxes	55,432	45,932
Net income	$150,705	$144,988

Income per share attributable to common stockholders—basic:	$1.14	$1.09
Income per share attributable to common stockholders—diluted:	1.14	1.08

Weighted-average shares of common stock outstanding:
Basic	131,799	132,431
Diluted	132,517	133,849

Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income	$150,705	$144,988
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024
Net sales	$10,290,001	$9,899,408
Membership fee income	243,722	224,506
Total revenues	10,533,723	10,123,914
Cost of sales	8,558,049	8,283,948
Selling, general and administrative expenses	1,547,238	1,472,094
Pre-opening expenses	8,261	3,442
Operating income	420,175	364,430
Interest expense, net	21,492	26,706
Income before income taxes	398,683	337,724
Provision for income taxes	98,210	81,717
Net income	$300,473	$256,007

Income per share attributable to common stockholders—basic:	$2.28	$1.93
Income per share attributable to common stockholders—diluted:	$2.27	$1.91

Weighted-average shares of common stock outstanding:
Basic	131,684	132,414
Diluted	132,633	133,980

Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income	$300,473	$256,007
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, February 1, 2025	148,965	$1,489	$1,079,445	$1,702,648	$231	(17,327)	$(936,359)	$1,847,454
Net income	—	—	—	149,768	—	—	—	149,768
Common stock issued under stock incentive plans	778	8	(8)	—	—	—	—	—
Stock-based compensation expense	—	—	10,654	—	—	—	—	10,654
Exercise of stock options	—	—	5,014	—	—	—	—	5,014
Acquisition of treasury stock	—	—	—	—	—	(365)	(41,305)	(41,305)
Balance, May 3, 2025	149,743	$1,497	$1,095,105	$1,852,416	$231	(17,692)	$(977,664)	$1,971,585
Net income	—	—	—	150,705	—	—	—	150,705
Common stock issued under stock incentive plans	18	—	—	—	—	—	—	—
Common stock issued under ESPP	59	1	4,448	—	—	—	—	4,449
Stock-based compensation expense	—	—	13,945	—	—	—	—	13,945
Acquisition of treasury stock	—	—	—	—	—	(379)	(41,590)	(41,590)
Balance, August 2, 2025	149,820	$1,498	$1,113,498	$2,003,121	$231	(18,071)	$(1,019,254)	$2,099,094
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, February 3, 2024	147,544	$1,475	$1,006,409	$1,168,231	$501	(14,776)	$(717,765)	$1,458,851
Net income	—	—	—	111,019	—	—	—	111,019
Common stock issued under stock incentive plans	703	7	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	8,590	—	—	—	—	8,590
Exercise of stock options	—	—	5,865	—	—	—	—	5,865
Acquisition of treasury stock	—	—	—	—	—	(763)	(56,905)	(56,905)
Balance, May 4, 2024	148,247	$1,482	$1,020,857	$1,279,250	$501	(15,539)	$(774,670)	$1,527,420
Net income	—	—	—	144,988	—	—	—	144,988
Common stock issued under stock incentive plans	450	5	(5)	—	—	—	—	—
Common stock issued under ESPP	60	1	3,410	—	—	—	—	3,411
Stock-based compensation expense	—	—	10,336	—	—	—	—	10,336
Exercise of stock options	—	—	9,598	—	—	—	—	9,598
Acquisition of treasury stock	—	—	—	—	—	(452)	(40,846)	(40,846)
Balance, August 3, 2024	148,757	$1,488	$1,044,196	$1,424,238	$501	(15,991)	$(815,516)	$1,654,907
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$300,473	$256,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,598	128,559
Amortization of debt issuance costs and accretion of original issue discount	546	554
Stock-based compensation expense	24,599	18,926
Deferred income tax provision (benefit)	9,577	(3,274)
Changes in operating leases and other non-cash items	(22,178)	6,479
Increase (decrease) in cash due to changes in:
Accounts receivable, net	12,243	(20,006)
Merchandise inventories	(11,696)	(91,389)
Prepaid expenses and other current assets	(18,589)	(3,002)
Other assets	(1,158)	(6,548)
Accounts payable	10,696	102,452
Accrued expenses and other current liabilities	(9,107)	34,312
Other non-current liabilities	20,953	(872)
Net cash provided by operating activities	457,957	422,198
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(306,065)	(239,620)
Proceeds from sale-leaseback transactions	2,995	—
Other investing activities	(3,086)	—
Net cash used in investing activities	(306,156)	(239,620)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	131,000	366,000
Payments on revolving lines of credit	(201,000)	(468,000)
Net cash received from stock option exercises	5,014	15,463
Net cash received from ESPP	4,449	3,411
Acquisition of treasury stock	(82,895)	(99,965)
Proceeds from financing obligations	14,804	6,008
Other financing activities	(4,172)	(3,486)
Net cash used in financing activities	(132,800)	(180,569)
Net increase in cash and cash equivalents	19,001	2,009
Cash and cash equivalents at beginning of period	28,272	36,049
Cash and cash equivalents at end of period	$47,273	$38,058

Supplemental cash flow information:
Interest paid	$16,921	$22,961
Income taxes paid	104,626	96,412
Operating lease liabilities arising from obtaining right-of-use assets and other non-cash lease-related operating items	52,886	104,306
Non-cash financing and investing activities:
Finance lease liabilities arising from obtaining right-of-use assets	4,431	758
Receivables arising from failed sale-leaseback financing obligations	5,822	—
Property additions included in accrued expenses	42,098	40,739
Treasury stock acquisitions included in accrued expenses	53	1,150
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries (the “Company” or “BJ's”) is a leading operator of membership warehouse clubs concentrated primarily in the eastern half of the United States. The Company provides a curated assortment focused on groceries, fresh foods, general merchandise, gasoline, and other ancillary services to deliver a differentiated shopping experience that is further enhanced by the Company's digital capabilities. As of August 2, 2025, BJ's operated 255 warehouse clubs and 190 gas stations in 21 states.
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
(b) Fiscal Year
The Company follows the National Retail Federation’s fiscal calendar and reports financial information on a 52- or 53-week year ending on the Saturday closest to January 31. The thirteen-week periods ended August 2, 2025 and August 3, 2024 are referred to herein as the “second quarter of fiscal year 2025” and the “second quarter of fiscal year 2024,” respectively. The twenty-six week periods ended August 2, 2025 and August 3, 2024 are referred to herein as the “twenty-six weeks ended August 2, 2025” and the “twenty-six weeks ended August 3, 2024,” respectively. Operating results for the twenty-six week period ended August 2, 2025 are not necessarily indicative of the results that may be expected for the 52-week fiscal year ending January 31, 2026.
(c) Recent Accounting Pronouncements and Policies
The Company’s accounting policies are set forth in the audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2024. There have been no material changes to these accounting policies and no accounting pronouncements adopted that had a material impact on the Company’s financial statements.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 will require public companies to disclose, on an annual basis, a tabular tax rate reconciliation, using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory tax, further broken out by nature and/or jurisdiction. ASU 2023-09 requires all entities to disclose, on an annual basis, the amount of income taxes paid (net of refunds received), disaggregated between federal, state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The new pronouncement will not have an impact on the Company's consolidated balance sheet, statement of operations and comprehensive income, statement of stockholders' equity, or statement of cash flows. The Company continues to evaluate the impact of enhanced disclosure requirements on the notes to the consolidated financial statements, including the method of adoption. The Company will adopt this new pronouncement as part of its annual report as of and for the fiscal year ended January 31, 2026.
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
3. Revenue Recognition
Net sales
The Company recognizes net sales at clubs and gas stations when the customer takes possession of the goods and tenders payment. Sales tax is recorded as a liability at the point-of-sale. Revenue is recorded at the point-of-sale based on the transaction price, net of any applicable discounts, sales tax, and expected refunds. For digitally-enabled sales, including buy-online-pickup-in-club (“BOPIC”), curbside delivery, and same-day delivery, the Company generally recognizes revenue when the customer takes possession of the merchandise. For ship-to-home sales, the Company recognizes revenue when control of the merchandise is transferred to the customer, which is typically at the time of shipment.
Rewards programs
The Company's Club+ program allows participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made in BJ's clubs, on bjs.com, or in the BJ's mobile app, a 5-cent per gallon discount at BJ's gas locations, and two free same-day deliveries. Cash back is in the form of electronic awards issued to each member once $10 in rewards have been earned.
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
Contract Balances
The following table summarizes the Company's deferred revenue balance related to outstanding performance obligations for contracts with customers, excluding earned award dollars which are noted below (in thousands):

	August 2, 2025	February 1, 2025	August 3, 2024
Current:
Rewards programs:
Royalty revenue	$7,297	$9,972	$5,688
Co-brand initiatives	3,143	4,082	4,075
Total rewards programs	10,440	14,054	9,763
Membership	267,382	253,262	240,804
Gift card program	16,274	16,778	14,885
E-commerce sales	6,623	7,839	7,193
Long-term:
Rewards programs:
Co-brand initiatives	2,154	3,139	4,689
Total deferred revenue	$302,873	$295,072	$277,334
Current and long-term deferred revenue balances are included within accrued expenses and other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.
The following table presents deferred revenue activity related to earned award dollars (in thousands):

	Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024
Earned rewards balance, beginning of period	$57,474	$49,135
Rewards earned	182,567	156,746
Revenue recognized on rewards	(174,522)	(150,193)
Earned rewards balance, end of period	$65,519	$55,688
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

The following table summarizes the Company's revenue recognized during the period that was included in the opening deferred balance, excluding earned award dollars, as of February 1, 2025 and February 3, 2024 (in thousands):

	Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024
Rewards programs:
Royalty revenue	$9,972	$4,593
Co-brand initiatives	1,924	1,632
Total rewards programs	11,896	6,225
Membership	184,185	169,139
Gift card program	3,743	3,868
E-commerce sales	7,839	6,757
Total revenue	$207,663	$185,989
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
Disaggregation of Revenue
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Perishables, Grocery, and Sundries	71%	70%	72%	70%
General Merchandise and Services	11%	11%	10%	11%
Gasoline and Other	18%	19%	18%	19%

4. Debt and Credit Arrangements
The following table summarizes the Company’s debt (in thousands):

	August 2, 2025	February 1, 2025	August 3, 2024
ABL Revolving Facility	$105,000	$175,000	$217,000
First Lien Term Loan	400,000	400,000	400,000
Unamortized original issue discount and debt issuance costs	(1,047)	(1,193)	(1,414)
Less: Short-term debt	(105,000)	(175,000)	(217,000)
Long-term debt	$398,953	$398,807	$398,586
ABL Revolving Facility
On July 28, 2022, the Company entered into the ABL Revolving Facility with an ABL Revolving Commitment of $1.2 billion pursuant to that certain credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and the other lenders party thereto. The maturity date of the ABL Revolving Facility is July 28, 2027.
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
As of August 2, 2025, there was $105.0 million outstanding in loans under the ABL Revolving Facility and $19.6 million in outstanding letters of credit. The interest rate on the ABL Revolving Facility was 5.45% and unused capacity was $1.0 billion. As of February 1, 2025 and August 3, 2024, the interest rate on the ABL Revolving Facility was 5.41% and 6.44%, respectively.
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
On November 4, 2024, the Company entered into an amendment (the “Fifth Amendment”) to the First Lien Term Loan Credit Agreement, with Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent, and the lenders party thereto.
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
Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. As of August 2, 2025, the Company's net leverage ratio did not exceed 3.50 to 1.00, and therefore, no incremental principal payments were required. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain “fixed assets” of the Company and on a junior basis by certain “liquid” assets of the Company.
There was $400.0 million outstanding under the First Lien Term Loan as of each of August 2, 2025, February 1, 2025, and August 3, 2024. The interest rate on the First Lien Term Loan was 5.88%, 6.08%, and 7.33% at August 2, 2025, February 1, 2025, and August 3, 2024, respectively.
5. Commitments and Contingencies
The Company is involved in various legal proceedings that are typical of a retail business. In accordance with applicable accounting guidance, an accrual will be established for legal proceedings if and when those matters present loss contingencies that are both probable and estimable. The Company does not believe the resolution of any current proceedings will result in a material impact to the condensed consolidated financial statements. Gain contingencies are recognized when they are realized or realizable.

6. Stock Incentive Plans
On June 13, 2018, the Company’s board of directors adopted, and its stockholders approved, the BJ’s Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan provides for, among other types of awards, the grant of restricted stock, restricted stock units, and performance shares.
The 2018 Plan authorizes the issuance of 13,148,058 shares and allows for most shares that are forfeited, expire, or are settled in cash to be reissued for new grants that may be awarded. Refer to “Note 11. Stock Incentive Plans” included in our Annual Report on Form 10-K for fiscal year 2024, as filed with the Securities and Exchange Commission on March 14, 2025.
As of August 2, 2025, there were 4,279,865 shares available for future issuance under the 2018 Plan.
The following table summarizes the Company’s stock award activity during the twenty-six weeks ended August 2, 2025 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares(a)	Weighted- Average Grant Date Fair Value
Outstanding, February 1, 2025	821	$19.14	291	$73.78	368	$75.43	628	$69.53
Granted (b)	—	—	—	—	260	114.50	331	114.88
Forfeited/canceled	—	—	(4)	76.07	(14)	86.18	(20)	76.36
Exercised/vested	(299)	16.74	(186)	71.84	(133)	76.56	(367)	62.69
Outstanding, August 2, 2025	522	$20.52	101	$76.09	481	$95.87	572	$84.78
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
Stock-based compensation expense was $13.9 million and $10.3 million for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively, and $24.6 million and $18.9 million for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively.
On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective July 1, 2018. The aggregate number of shares of common stock reserved for issuance under the ESPP is equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the Company's board of directors. The amount of expense recognized related to the ESPP was $0.4 million and $0.3 million for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively, and $1.0 million and $0.8 million for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively. As of August 2, 2025, there were 3,212,890 shares available for issuance under the ESPP.
7. Treasury Shares and Share Repurchase Program
Treasury Shares Acquired on Restricted Stock and Performance Stock Awards
The Company acquired 3,670 shares for $0.4 million and 545 shares for an immaterial amount in the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively, to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards, which was recorded as treasury stock.

The Company acquired 313,772 shares for $35.5 million and 357,996 for $26.7 million in the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively, to satisfy employees' tax withholding obligations upon the vesting of restricted stock and performance stock awards, which was recorded as treasury stock.
Share Repurchase Program
On November 16, 2021, the Company's board of directors approved a share repurchase program (the “2021 Repurchase Program”) that allowed the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expired in January 2025, with the Company utilizing the entire authorization of $500.0 million.
On November 18, 2024, the Company's board of directors approved a new share repurchase program (the “2024 Repurchase Program”) that allows the Company to repurchase up to an additional $1.0 billion of its outstanding common stock from time to time as market conditions warrant. The 2024 Repurchase Program was effective on February 1, 2025 and expires in January 2029. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements, market conditions, and other corporate liquidity requirements and priorities. The Company initiated the 2024 Repurchase Program to mitigate potentially dilutive effects of stock awards granted by the Company, in addition to enhancing shareholder value.
The Company repurchased 375,000 shares for $41.2 million under the 2024 Repurchase Program and 451,982 shares for $40.8 million under the 2021 Repurchase Program during the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively. The Company repurchased 430,000 shares for $47.4 million under the 2024 Repurchase Program and 857,092 shares for $71.0 million under the 2021 Repurchase Program during the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively. The Company accounts for treasury stock under the cost method based on the fair market value of the shares on the dates of repurchase plus any direct costs incurred.
As of August 2, 2025, $952.6 million remained available to purchase under the 2024 Repurchase Program.
8. Income Taxes
The Company projects the estimated annual effective tax rate for fiscal year 2025 to be 28.2%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, gains from the utilization of purchased tax credits, settlements of tax audits and changes in uncertain tax positions, among others.
The Company’s effective income tax rate was 26.9% and 24.1% for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively. For the twenty-six weeks ended August 2, 2025 and August 3, 2024, the Company's effective tax rate was and 24.6% and 24.2%, respectively. The increase in the effective income tax rate for both comparative periods was primarily driven by a decrease in tax benefits from stock-based compensation compared to the prior year period. Cash taxes paid as presented in the supplemental cash flow information section of the condensed consolidated statements of cash flows includes $41.7 million paid for transferable credits during the twenty-six weeks ended August 2, 2025.
The Company is subject to taxation in the U.S. federal and various state taxing jurisdictions. The Company’s tax years from 2021 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities.
On July 4, 2025, new legislation, commonly known as the One Big Beautiful Bill Act (the “Act”), was signed into law. The Act includes a broad range of tax provisions that could impact the Company’s financial results in tax year 2025 and future periods. Among other provisions, the Act reestablished and made permanent 100% initial-year bonus depreciation on qualifying property, as well as the immediate deduction for domestic research and development expenses. Due to the timing of enactment within our current period end, the Company has undergone efforts to reasonably estimate the impact of the Act to our financial statements and has reflected the effects within the condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended August 2, 2025. The Company is awaiting guidance from the U.S. Department of the Treasury and will continue to evaluate the impact of the Act as additional information becomes available.

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
The gross carrying amount and fair value of the Company’s debt at August 2, 2025 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$105,000	$105,000
First Lien Term Loan	400,000	402,000
Total Debt	$505,000	$507,000
The gross carrying amount and fair value of the Company’s debt at February 1, 2025 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$175,000	$175,000
First Lien Term Loan	400,000	402,500
Total Debt	$575,000	$577,500
The gross carrying amount and fair value of the Company’s debt at August 3, 2024 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$217,000	$217,000
First Lien Term Loan	400,000	401,624
Total Debt	$617,000	$618,624
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, and accounts payable, approximate their fair values due to the short-term maturities of these instruments.

10. Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Weighted-average shares of common stock outstanding, used for basic computation	131,799	132,431	131,684	132,414
Plus: Incremental shares of potentially dilutive securities	718	1,418	949	1,566
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	132,517	133,849	132,633	133,980
The table below summarizes awards that were excluded from the computation of diluted earnings for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024, as their inclusion would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Stock-based awards	168	9	128	169
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
The chief operating decision maker (“CODM”) is the Company’s chairman and chief executive officer. The CODM utilizes net income, as reported in the condensed consolidated statements of operations and comprehensive income, in evaluating performance of the retail operations segment and determining how to allocate resources of the Company as a whole, including investing in clubs, stockholder return programs, and other strategies. The CODM does not review assets when evaluating the results of the segment, and therefore, such information is not presented.
The following table provides the operating financial results of our reportable segment (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Total revenues	$5,380,240	$5,205,395	$10,533,723	$10,123,914
Less: significant and other segment expenses
Merchandise cost of sales (a)	3,528,423	3,345,578	6,892,208	6,504,491
Selling, general and administrative expenses (b)	789,645	752,901	1,555,499	1,475,536
Other segment expenses (c)	911,467	961,928	1,785,543	1,887,880
Net income	$150,705	$144,988	$300,473	$256,007

(a)	Merchandise cost of sales represents those expenses related to the sales of merchandise including inventory costs and distribution costs, and excludes costs related to gasoline and membership fee income.
(b)	Selling, general and administrative expenses is inclusive of pre-opening expenses, stock-based compensation, and other corporate expenses.
(c)	Other segment expenses primarily consists of other costs of revenues, including gas, as well as interest expense and income tax expense.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q should be considered forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, including expectations regarding deferred revenue, lease commencement dates, impact of infrastructure investments on our operating model and selling, general and administrative expenses, sales of gasoline and gross profit margin rates, share repurchases, and new club and gas station openings, as well as statements that include terms such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “can”, “could”, “intend”, “project”, “believe”, “estimate”, “predict”, “continue”, “forecast”, “would”, or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:
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
•    risks relating to our ability to implement our growth strategy by opening new clubs, and gasoline stations; and
•    the other risk factors identified in our filings with the Securities and Exchange Commission (the “SEC”), including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (the “Annual Report on Form 10-K for fiscal year 2024”) and our other filings with the SEC.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to promote an understanding of the results of operations and financial condition of the Company and is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for fiscal year 2024. The following discussion may contain forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled “Forward-Looking Statements” and in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2024 and subsequent filings with the SEC.
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to “fiscal year 2025” relate to the 52 weeks ending January 31, 2026, and references herein to “fiscal year 2024” relate to the 52 weeks ended February 1, 2025. The second quarter of fiscal year 2025 ended on August 2, 2025, and the second quarter of fiscal year 2024 ended on August 3, 2024, and both included thirteen weeks.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 255 large-format, high volume warehouse clubs and 191 gas stations spanning 21 states as of the date of this filing. In our originating New England market, which has high population density and generates a disproportionate part of U.S. gross domestic product (“GDP”), we operate more than three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club (“BOPIC”) service, curbside delivery, same-day delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for unlimited same-day deliveries over a one-year period.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have approximately 8 million members paying annual fees to gain access to savings on groceries, general merchandise, services, and gasoline. The annual membership fee for our Club Card membership is generally $60, and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, is generally $120. Prior to January 1, 2025, the Club Card and Club+ membership fees were $55 and $110 per year, respectively. We believe that members can save over ten times their $60 Club Card membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented approximately 26% of our total net sales, excluding gasoline, for fiscal year 2024. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $475.7 million for the trailing twelve-months ended August 2, 2025.
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
Size and loyalty of membership base
The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for over 25 consecutive years and the quality of our membership mix is strong as evidenced by our higher tier penetration growth in the first twenty-six weeks of fiscal year 2025. Our tenured membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 90% at the end of fiscal year 2024.
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
Infrastructure investment
Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that expanding our club footprint, having substantially all of our end-to-end perishable supply chain in-house, enhancing our information systems, including our distribution center and transportation management systems, and investing in hardware, software, and digitally enabled shopping capabilities for convenience, such as BOPIC, curbside pickup, same-day delivery, ExpressPay, and a digital coupon gallery will enable us to replicate our profitable club format and provide a differentiated shopping experience. We expect these infrastructure investments to support our successful operating model across our club operations.
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
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollars in thousands, except per share amounts)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$5,256,907	$5,092,279	$10,290,001	$9,899,408
Membership fee income	123,333	113,116	243,722	224,506
Total revenues	5,380,240	5,205,395	10,533,723	10,123,914
Cost of sales	4,374,065	4,248,819	8,558,049	8,283,948
Selling, general and administrative expenses	786,358	750,323	1,547,238	1,472,094
Pre-opening expenses	3,287	2,578	8,261	3,442
Operating income	216,530	203,675	420,175	364,430
Interest expense, net	10,393	12,755	21,492	26,706
Income before income taxes	206,137	190,920	398,683	337,724
Provision for income taxes	55,432	45,932	98,210	81,717
Net income	$150,705	$144,988	$300,473	$256,007

Weighted-average shares outstanding—basic	131,799	132,431	131,684	132,414
Basic EPS(a)	$1.14	$1.09	$2.28	$1.93

Weighted-average shares outstanding—diluted	132,517	133,849	132,633	133,980
Diluted EPS(a)	$1.14	$1.08	$2.27	$1.91

Operational Data:
Total clubs at end of period	255	244	255	244
Comparable club sales (b)	(0.3)%	3.1%	0.6%	2.4%
Merchandise comparable club sales (b)	2.3%	2.4%	3.1%	1.5%
Adjusted net income (b)	$151,456	$146,332	$302,331	$259,740
Adjusted EPS (b)	1.14	1.09	2.28	1.94
Adjusted EBITDA (b)	303,861	281,349	589,697	517,735
Net cash provided by operating activities	249,864	221,351	457,957	422,198
Adjusted free cash flow (b)	87,291	87,472	154,887	182,578
(a) Basic and diluted EPS are calculated using net income.
(b) See “Non-GAAP Financial Measures” and “Liquidity and Capital Resources” within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for definitions.

Net Sales
Net sales are derived from direct retail sales to our customers, net of merchandise returns and discounts. Fluctuations in net sales are impacted by opening new clubs and gas stations and comparable club sales.
Net sales for the second quarter of fiscal year 2025 were $5.3 billion, a 3.2% increase from net sales reported for the second quarter of fiscal year 2024 of $5.1 billion.
Net sales for the first six months of fiscal year 2025 were $10.3 billion, a 3.9% increase from net sales reported for the first six months of fiscal year 2024 of $9.9 billion.
The increase for both comparative periods was due primarily to traffic and unit growth, particularly in the perishables, grocery, and sundries division, as well as a net increase of 11 clubs from the prior year period, partially offset by a decrease in the average retail price-per-gallon of gasoline.
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
Various factors affect comparable club sales, including customer preferences and trends, product sourcing, promotional offerings and pricing, shopping frequency from new and existing members and the amount they spend on each visit, weather and holiday shopping period timing and length. Sales comparisons can be influenced by certain factors that are beyond our control such as changes in the cost of gasoline and macro-economic factors such as inflation. The higher comparable club sales, the more we can leverage certain of our selling, general and administrative (“SG&A”) expenses, reducing them as a percentage of sales and enhancing profitability.

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	August 2, 2025	August 2, 2025
Merchandise comparable club sales	2.3%	3.1%
Less: impact from gasoline sales	(2.6)%	(2.5)%
Comparable club sales	(0.3)%	0.6%

Merchandise comparable club sales represents comparable club sales from all merchandise other than our gasoline operations for the applicable period. Merchandise comparable club sales increased 2.3% and 3.1% in the second quarter and the first six months of fiscal year 2025, respectively, compared to the same periods in fiscal year 2024, primarily driven by increased sales in the perishables, grocery, and sundries division, partially offset by a decline in sales of general merchandise and services.
In the perishables, grocery, and sundries division, growth was led by fresh meat and produce, dairy, candy, and snack categories when compared to the second quarter and the first six months of fiscal year 2024, partially offset by decreased demand for alcohol.
General merchandise and services declined in the second quarter and the first six months of fiscal year 2025 compared to the comparative periods in fiscal year 2024 due primarily to decreases in large ticket discretionary items in home and seasonal categories, partially offset by increases in consumer electronics, apparel, and toys.
The impact of gasoline sales is primarily a result of a decrease in retail prices year over year for both comparative periods. Comparable gallons sold remained flat in the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024, while total gallons sold in the first six months of fiscal year 2025 increased compared to the first six months of fiscal year 2024.

Membership fee income
Membership fee income was $123.3 million in the second quarter of fiscal year 2025 compared to $113.1 million in the second quarter of fiscal year 2024, a 9.0% increase.
Membership fee income was $243.7 million in the first six months of fiscal year 2025 compared to $224.5 million in the first six months of fiscal year 2024, an 8.6% increase.
The increase for both comparative periods was primarily driven by strength in membership acquisition, retention and higher-tier membership penetration across both new and existing clubs, as well as the increase in annual membership fees which became effective in January 2025. We anticipate the annual membership fee increase will positively impact membership fee income for the remainder of fiscal 2025.
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
Cost of sales was $4.4 billion, or 83.2% of net sales, in the second quarter of fiscal year 2025 compared to $4.2 billion, or 83.4% of net sales, in the second quarter of fiscal year 2024. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, increased 10 basis points compared to the prior year period.
Cost of sales was $8.6 billion, or 83.2% of net sales, in the first six months of fiscal year 2025 compared to $8.3 billion, or 83.7% of net sales, in the first six months of fiscal year 2024. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, increased 20 basis points compared to the first six months of fiscal year 2024. The Company continues to manage the business to drive profitable growth across the broader merchandise assortment.
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
SG&A increased by 4.8% to $786.4 million in the second quarter of fiscal year 2025 from $750.3 million in the second quarter of fiscal year 2024.
SG&A increased by 5.1% to $1.55 billion in the first six months of fiscal year 2025 from $1.47 billion in the first six months of fiscal year 2024.
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

Pre-opening expenses were $3.3 million in the second quarter of fiscal year 2025 compared to $2.6 million in the second quarter of fiscal year 2024.
Pre-opening expenses were $8.3 million in the first six months of fiscal year 2025 compared to $3.4 million in the first six months of fiscal year 2024.
Pre-opening expenses fluctuated due to timing of spend and the number of club openings year-over-year.
Interest expense, net
Interest expense, net was $10.4 million in the second quarter of fiscal year 2025 compared to $12.8 million in the second quarter of fiscal year 2024.
Interest expense, net was $21.5 million in the first six months of fiscal year 2025 compared to $26.7 million in the first six months of fiscal year 2024.
The decrease for both comparative periods was primarily due to a reduction in outstanding borrowings as well as fluctuations in interest rates year-over-year.
Provision for income taxes
The effective income tax rate was 26.9% and 24.1% for the second quarter of fiscal years 2025 and 2024, respectively.
The effective income tax rate was 24.6% and 24.2% for the first six months of fiscal years 2025 and 2024, respectively.
The increase in the effective income tax rate for both comparative periods was primarily driven by a decrease in tax benefits from stock-based compensation compared to the prior year period.
Non-GAAP Financial Measures
The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with GAAP. In addition to relevant GAAP measures we also provide non-GAAP measures, including adjusted net income, adjusted net income per diluted share (“adjusted EPS”), adjusted EBITDA, adjusted free cash flow, and other key performance indicators, including comparable club sales, because management believes these metrics are useful to investors and analysts by excluding items that we do not believe are indicative of our core operating performance. These measures are customary for our industry and commonly used by competitors. These non-GAAP financial measures should not be reviewed in isolation or considered as an alternative to any other performance measure derived in accordance with GAAP and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, adjusted net income, adjusted EPS, adjusted EBITDA, adjusted free cash flow, and comparable club sales may not be comparable to similarly titled measures used by other companies in our industry or across different industries. See Results of Operations above for our comparable club sales and merchandise comparable club sales results. Adjusted free cash flow is discussed within the Liquidity and Capital Resources section below.
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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income as reported	$150,705	$144,988	$300,473	$256,007
Adjustments:
Restructuring (a)	1,043	1,878	2,580	5,185
Tax impact of adjustments to net income (b)	(292)	(534)	(722)	(1,452)
Adjusted net income	$151,456	$146,332	$302,331	$259,740

Weighted-average diluted shares outstanding	132,517	133,849	132,633	133,980
Adjusted EPS (c)	$1.14	$1.09	$2.28	$1.94

(a)Represents charges related to the restructuring of certain corporate functions, including costs for severance, retention, outplacement, consulting fees, and other third-party fees.
(b)Represents the tax effect of the above adjustments at a statutory tax rate of approximately 28%.
(c)Adjusted EPS is measured using weighted-average diluted shares outstanding.
Adjusted EBITDA
Adjusted EBITDA is defined as net income before interest expense, net, provision for income taxes, and depreciation and amortization, adjusted for the impact of certain other items, including stock-based compensation expense, restructuring, and other adjustments.
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
The following is a reconciliation of our net income to adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income	$150,705	$144,988	$300,473	$256,007
Interest expense, net	10,393	12,755	21,492	26,706
Provision for income taxes	55,432	45,932	98,210	81,717
Depreciation and amortization	71,933	65,137	141,598	128,559
Stock-based compensation expense	13,945	10,336	24,599	18,926
Restructuring (a)	1,043	1,878	2,580	5,185
Other adjustments (b)	410	323	745	635
Adjusted EBITDA	$303,861	$281,349	$589,697	$517,735
(a)    Represents charges related to the restructuring of certain corporate functions, including costs for severance, retention, outplacement, consulting fees, and other third-party fees.
(b)    Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Revolving Facility. As of August 2, 2025, cash and cash equivalents totaled $47.3 million and we had $1.0 billion of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures, fund share repurchases, and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.
In the first six months of fiscal year 2025, we repurchased 430,000 shares under the 2024 Repurchase Program for a total purchase price of $47.4 million, inclusive of associated costs.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024
Net cash provided by operating activities	$457,957	$422,198
Net cash used in investing activities	(306,156)	(239,620)
Net cash used in financing activities	(132,800)	(180,569)
Net increase in cash and cash equivalents	$19,001	$2,009

Net Operating Cash Flows
Net cash provided by operating activities was $458.0 million for the first six months of fiscal year 2025 compared to $422.2 million for the first six months of fiscal year 2024. The increase was primarily due to a $44.5 million increase in net income, inclusive of a $13.0 million increase in depreciation and amortization. Also impacting net operating cash flows were fluctuations in working capital, including a positive impact of $79.7 million related to merchandise inventories, primarily driven by changes in inventory levels in our general merchandise and grocery divisions, and $32.2 million related to accounts receivable due to timing of vendor and customer cash receipts; offset by $91.8 million related to accounts payable as a result of timing and volume of inventory purchases and vendor payments; $43.4 million related to accrued expenses, primarily driven by accruals for vendor invoices and the change in accrued incentive compensation as a result of differences in the expected achievement from period-to-period; and $28.7 million of lease-related activity primarily due to an increase in prepaid rent based on the timing of quarter-end.
Our net cash from operating activities can fluctuate from period to period due to several factors, including: the timing and mix of sales, which are typically higher in the second and fourth quarters due to seasonality; the timing and volume of inventory purchases as the Company prepares for holiday seasons; lease-related activity; and income tax and other payments.
Net Investing Cash Flows
Net cash used in investing activities was $306.2 million for the first six months of fiscal year 2025 compared to $239.6 million for the first six months of fiscal year 2024. This fluctuation is primarily driven by an increase in capital spending of $66.4 million as we continue to execute on our growth strategy with new clubs in our pipeline.
Net Financing Cash Flows
Net cash used in financing activities for the first six months of fiscal year 2025 was $132.8 million compared to $180.6 million for the first six months of fiscal year 2024. The decrease in cash used is primarily due to a $32.0 million decrease in net payments on our ABL Revolving Facility and a $17.1 million decrease in the acquisition of treasury stock compared to the prior year period.

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
The following is a reconciliation of our net cash provided by operating activities to adjusted free cash flow for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net cash provided by operating activities	$249,864	$221,351	$457,957	$422,198
Less: Additions to property and equipment, net of disposals	(165,568)	(133,879)	(306,065)	(239,620)
Plus: Proceeds from sale-leaseback transactions	2,995	—	2,995	—
Adjusted free cash flow	$87,291	$87,472	$154,887	$182,578
Adjusted free cash flow remained relatively flat for the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024. Adjusted free cash flow decreased to $154.9 million for the first six months of fiscal year 2025 compared to $182.6 million for the first six months of fiscal year 2024. The fluctuations are primarily the result of an increase in capital spending, partially offset by higher cash flows from operating activities driven by higher net income.
Debt and Borrowing Capacity
Our primary source of borrowing capacity is the ABL Revolving Facility, which is further discussed in “Note 4. Debt and Credit Arrangements,” included in this Quarterly Report on Form 10-Q.
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
At August 2, 2025, there was $105.0 million outstanding in loans under the ABL Revolving Facility and $19.6 million in outstanding letters of credit. The interest rate on the revolving credit facility was 5.45% and unused capacity was $1.0 billion.
At August 2, 2025, the interest rate for the First Lien Term Loan was 5.88% and there was $400.0 million outstanding.
Material Cash Commitments
Our material cash commitments consist primarily of debt obligations, interest payments, leases, and purchase orders for merchandise inventory, agreements for capital items, gasoline, products and services used in our business, information technology, executive employment, and other agreements. These material cash commitments impact our short-term and long-term liquidity and capital needs. As of August 2, 2025, other than those items related to the ordinary course of operations of our business such as inventory purchases, agreements for capital items, and new leases and lease amendments, there were no material changes to our material cash commitments from those described in our Annual Report on Form 10-K for fiscal year 2024.

Critical Accounting Policies and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. There were no material changes in critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates,” in our Annual Report on Form 10-K for fiscal year 2024 for a complete list of our Critical Accounting Policies and Estimates.
Recent Accounting Pronouncements
Our accounting policies are set forth in the audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2024. There have been no material changes to these accounting policies and no accounting pronouncements adopted that had a material impact on the Company’s financial statements.
Refer to “Note 2. Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q for additional information regarding recently issued accounting pronouncements.
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
As of August 2, 2025, our total debt outstanding was $505.0 million, which included $105.0 million under our ABL Revolving Facility and $400.0 million under our First Lien Term Loan at interest rates of 5.45% and 5.88%, respectively. See “Note 4. Debt and Credit Arrangements” of our condensed consolidated financial statements included in in this Quarterly Report on Form 10-Q for additional information. A 100 basis point change in prevailing market rates would cause annual interest costs to change by approximately $5.1 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 2, 2025.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors relating to the Company set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the second quarter of fiscal year 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c) (in thousands)
May 4, 2025 to May 31, 2025	34,000	$113.29	34,000	$989,914
June 1, 2025 to July 5, 2025	230,000	110.62	230,000	964,470
July 6, 2025 to August 2, 2025	114,670	106.69	111,000	952,626
Total	378,670		375,000
(a)Includes 3,670 shares of common stock for the period July 6, 2025 to August 2, 2025 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock. See “Note 7. Treasury Shares and Share Repurchase Programs” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
(b)Excludes the impact of excise tax imposed on share repurchases pursuant to the Inflation Reduction Act.
(c)On November 18, 2024, the Company’s board of directors approved the 2024 Share Repurchase Program. The authorization allows the Company to repurchase up to $1.0 billion of its outstanding common stock and will expire in January 2029.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
10b5-1 Trading Plans
On July 11, 2025, Mr. Joseph McGrail, senior vice president, chief accounting officer of the company, adopted a trading arrangement with respect to the sale of securities of the Company's common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. McGrail's Rule 10b5-1 Trading Plan, which expires on December 31, 2025, provides for the sale of up to 1,000 shares of common stock pursuant to the terms of the plan.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
3.1
Certificate of Amendment to BJ’s Wholesale Club Holdings, Inc.’s Second Amended and Restated Certificate of Incorporation, effective June 20, 2025 (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38559) filed on June 20, 2025 and incorporated herein by reference).

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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: August 28, 2025	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)