Form 10-Q
period 2025-11-01
BJ's Wholesale Club Holdings, Inc.
filed 2025-11-26
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 20, 2025, the registrant had 130,847,715 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	November 1, 2025	February 1, 2025	November 2, 2024
ASSETS
Current assets:
Cash and cash equivalents	$45,119	$28,272	$33,873
Accounts receivable, net	299,250	277,326	266,718
Merchandise inventories	1,693,805	1,508,988	1,720,011
Prepaid expenses and other current assets	90,472	64,374	76,491
Total current assets	2,128,646	1,878,960	2,097,093
Operating lease right-of-use assets, net	2,015,769	2,100,257	2,114,592
Property and equipment, net	2,227,460	1,897,604	1,832,397
Goodwill	1,008,816	1,008,816	1,008,816
Intangibles, net	96,874	101,109	102,739
Deferred income taxes	5,874	6,975	5,010
Other assets	62,361	71,584	55,575
Total assets	$7,545,800	$7,065,305	$7,216,222
LIABILITIES
Current liabilities:
Short-term debt	$200,000	$175,000	$245,000
Current portion of operating lease liabilities	177,928	192,528	163,292
Accounts payable	1,376,057	1,253,512	1,420,425
Accrued expenses and other current liabilities	945,730	913,042	913,307
Total current liabilities	2,699,715	2,534,082	2,742,024
Long-term operating lease liabilities	1,920,153	2,013,962	2,024,689
Long-term debt	399,026	398,807	398,663
Deferred income taxes	69,260	59,659	65,531
Other non-current liabilities	285,736	211,341	223,144
Commitments and contingencies (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 149,835 shares issued and 130,848 outstanding at November 1, 2025; 148,965 shares issued and 131,638 outstanding at February 1, 2025; and 148,776 shares issued and 132,094 outstanding at November 2, 2024	1,498	1,489	1,488
Additional paid-in capital	1,122,485	1,079,445	1,054,912
Retained earnings	2,155,171	1,702,648	1,579,986
Accumulated other comprehensive income	231	231	501
Treasury stock, at cost, 18,987 shares at November 1, 2025; 17,327 shares at February 1, 2025; and 16,682 shares at November 2, 2024	(1,107,475)	(936,359)	(874,716)
Total stockholders’ equity	2,171,910	1,847,454	1,762,171
Total liabilities and stockholders’ equity	$7,545,800	$7,065,305	$7,216,222
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	November 1, 2025	November 2, 2024
Net sales	$5,221,866	$4,984,385
Membership fee income	126,297	114,979
Total revenues	5,348,163	5,099,364
Cost of sales	4,333,826	4,123,888
Selling, general and administrative expenses	788,151	733,580
Pre-opening expenses	7,835	12,513
Operating income	218,351	229,383
Interest expense, net	10,309	12,593
Income before income taxes	208,042	216,790
Provision for income taxes	55,992	61,042
Net income	$152,050	$155,748

Income per share attributable to common stockholders—basic:	$1.16	$1.18
Income per share attributable to common stockholders—diluted:	$1.15	$1.17

Weighted-average shares of common stock outstanding:
Basic	131,194	132,083
Diluted	131,922	133,333

Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income	$152,050	$155,748
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024
Net sales	$15,511,867	$14,883,793
Membership fee income	370,019	339,485
Total revenues	15,881,886	15,223,278
Cost of sales	12,891,875	12,407,836
Selling, general and administrative expenses	2,335,389	2,205,674
Pre-opening expenses	16,096	15,955
Operating income	638,526	593,813
Interest expense, net	31,801	39,299
Income before income taxes	606,725	554,514
Provision for income taxes	154,202	142,759
Net income	$452,523	$411,755

Income per share attributable to common stockholders—basic:	$3.44	$3.11
Income per share attributable to common stockholders—diluted:	$3.42	$3.08

Weighted-average shares of common stock outstanding:
Basic	131,520	132,304
Diluted	132,396	133,764

Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income	$452,523	$411,755
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, February 1, 2025	148,965	$1,489	$1,079,445	$1,702,648	$231	(17,327)	$(936,359)	$1,847,454
Net income	—	—	—	149,768	—	—	—	149,768
Common stock issued under stock incentive plans	778	8	(8)	—	—	—	—	—
Stock-based compensation expense	—	—	10,654	—	—	—	—	10,654
Exercise of stock options	—	—	5,014	—	—	—	—	5,014
Acquisition of treasury stock	—	—	—	—	—	(365)	(41,305)	(41,305)
Balance, May 3, 2025	149,743	$1,497	$1,095,105	$1,852,416	$231	(17,692)	$(977,664)	$1,971,585
Net income	—	—	—	150,705	—	—	—	150,705
Common stock issued under stock incentive plans	18	—	—	—	—	—	—	—
Common stock issued under ESPP	59	1	4,448	—	—	—	—	4,449
Stock-based compensation expense	—	—	13,945	—	—	—	—	13,945
Acquisition of treasury stock	—	—	—	—	—	(379)	(41,590)	(41,590)
Balance, August 2, 2025	149,820	$1,498	$1,113,498	$2,003,121	$231	(18,071)	$(1,019,254)	$2,099,094
Net income	—	—	—	152,050	—	—	—	152,050
Common stock issued under stock incentive plans	15	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,987	—	—	—	—	8,987
Acquisition of treasury stock	—	—	—	—	—	(916)	(88,221)	(88,221)
Balance, November 1, 2025	149,835	$1,498	$1,122,485	$2,155,171	$231	(18,987)	$(1,107,475)	$2,171,910
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, February 3, 2024	147,544	$1,475	$1,006,409	$1,168,231	$501	(14,776)	$(717,765)	$1,458,851
Net income	—	—	—	111,019	—	—	—	111,019
Common stock issued under stock incentive plans	703	7	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	8,590	—	—	—	—	8,590
Exercise of stock options	—	—	5,865	—	—	—	—	5,865
Acquisition of treasury stock	—	—	—	—	—	(763)	(56,905)	(56,905)
Balance, May 4, 2024	148,247	$1,482	$1,020,857	$1,279,250	$501	(15,539)	$(774,670)	$1,527,420
Net income	—	—	—	144,988	—	—	—	144,988
Common stock issued under stock incentive plans	450	5	(5)	—	—	—	—	—
Common stock issued under ESPP	60	1	3,410	—	—	—	—	3,411
Stock-based compensation expense	—	—	10,336	—	—	—	—	10,336
Exercise of stock options	—	—	9,598	—	—	—	—	9,598
Acquisition of treasury stock	—	—	—	—	—	(452)	(40,846)	(40,846)
Balance, August 3, 2024	148,757	$1,488	$1,044,196	$1,424,238	$501	(15,991)	$(815,516)	$1,654,907
Net income	—	—	—	155,748	—	—	—	155,748
Common stock issued under stock incentive plans	19	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	10,714	—	—	—	—	10,714
Exercise of stock options	—	—	2	—	—	—	—	2
Acquisition of treasury stock	—	—	—	—	—	(691)	(59,200)	(59,200)
Balance, November 2, 2024	148,776	$1,488	$1,054,912	$1,579,986	$501	(16,682)	$(874,716)	$1,762,171
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$452,523	$411,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213,916	194,238
Amortization of debt issuance costs and accretion of original issue discount	818	830
Stock-based compensation expense	33,586	29,640
Deferred income tax provision (benefit)	10,702	(10,181)
Changes in operating leases and other non-cash items	(18,509)	10,803
Increase (decrease) in cash due to changes in:
Accounts receivable, net	(18,930)	(41,021)
Merchandise inventories	(184,817)	(265,189)
Prepaid expenses and other current assets	(25,366)	(8,279)
Other assets	(229)	(12,351)
Accounts payable	122,545	237,144
Accrued expenses and other current liabilities	31,121	81,546
Other non-current liabilities	21,741	20
Net cash provided by operating activities	639,101	628,955
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(500,948)	(427,553)
Proceeds from sale-leaseback transactions	2,995	—
Other investing activities	(3,232)	—
Net cash used in investing activities	(501,185)	(427,553)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	376,000	605,000
Payments on revolving lines of credit	(351,000)	(679,000)
Net cash received from stock option exercises	5,014	15,465
Net cash received from ESPP	4,449	3,411
Acquisition of treasury stock	(170,209)	(158,041)
Proceeds from financing obligations	21,205	14,917
Other financing activities	(6,528)	(5,330)
Net cash used in financing activities	(121,069)	(203,578)
Net increase (decrease) in cash and cash equivalents	16,847	(2,176)
Cash and cash equivalents at beginning of period	28,272	36,049
Cash and cash equivalents at end of period	$45,119	$33,873

Supplemental cash flow information:
Interest paid	$24,255	$34,034
Income taxes paid	149,827	144,908
Operating lease liabilities arising from obtaining right-of-use assets and other non-cash lease-related operating items	64,590	116,173
Non-cash financing and investing activities:
Finance lease liabilities arising from obtaining right-of-use assets	24,170	758
Receivables arising from failed sale-leaseback financing obligations	2,994	—
Property additions included in accrued expenses	53,219	52,066
Treasury stock acquisitions included in accrued expenses	907	1,509
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries (the “Company” or “BJ's”) is a leading operator of membership warehouse clubs concentrated primarily in the eastern half of the United States. The Company provides a curated assortment focused on groceries, fresh foods, general merchandise, gasoline, and other ancillary services to deliver a differentiated shopping experience that is further enhanced by the Company's digital capabilities. As of November 1, 2025, BJ's operated 256 warehouse clubs and 192 gas stations in 21 states.
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accompanying interim financial statements of BJ’s Wholesale Club Holdings, Inc. are unaudited and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial statements in accordance with GAAP.
The condensed consolidated balance sheet as of February 1, 2025 is derived from the audited consolidated balance sheet as of that date. The Company’s business, as is common with the business of retailers generally, is subject to some seasonality. The Company’s sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for fiscal year 2024, as filed with the Securities and Exchange Commission on March 14, 2025.
(b) Fiscal Year
The Company follows the National Retail Federation’s fiscal calendar and reports financial information on a 52- or 53-week year ending on the Saturday closest to January 31. The thirteen-week periods ended November 1, 2025 and November 2, 2024 are referred to herein as the “third quarter of fiscal year 2025” and the “third quarter of fiscal year 2024,” respectively. The thirty-nine week periods ended November 1, 2025 and November 2, 2024 are referred to herein as the “thirty-nine weeks ended November 1, 2025” and the “thirty-nine weeks ended November 2, 2024,” respectively. Operating results for the thirty-nine week period ended November 1, 2025 are not necessarily indicative of the results that may be expected for the 52-week fiscal year ending January 31, 2026.
(c) Recent Accounting Pronouncements and Policies
The Company’s accounting policies are set forth in the audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2024. There have been no material changes to these accounting policies and no accounting pronouncements adopted that had a material impact on the Company’s financial statements.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to disclose, on an annual basis, a tabular tax rate reconciliation, using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory tax, further broken out by nature and/or jurisdiction. ASU 2023-09 requires all entities to disclose, on an annual basis, the amount of income taxes paid (net of refunds received), disaggregated between federal, state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The disclosure requirements are effective for fiscal years beginning after December 15, 2024, and can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The new pronouncement does not have an impact on the Company's consolidated balance sheet, statement of operations and comprehensive income, statement of stockholders' equity, or statement of cash flows. The Company continues to evaluate the impact of enhanced disclosure requirements on the notes to the consolidated financial statements, including the method of adoption. The Company will adopt this new pronouncement as part of its annual report as of and for the fiscal year ended January 31, 2026.

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
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach to determine when costs are able to be capitalized. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
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
Rewards programs
The Company's Club+ program allows participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made in BJ's clubs, on bjs.com, or in the BJ's mobile app, a 5-cent per gallon discount at BJ's gas locations, and two free same-day deliveries. Cash back is in the form of electronic rewards issued to each member once $10 in rewards have been earned.
The Company's co-branded credit card program, known as the BJ's One and BJ's One+ program, allows cardholders the opportunity to earn up to 5% cash back on purchases made in BJ's clubs, on bjs.com, or in the BJ's mobile app, and up to a 15-cent per gallon discount on gasoline when paying with a BJ's One or BJ's One+ Mastercard at BJ’s gas locations. BJ's One+ Mastercard cardholders also receive two free same-day deliveries if such benefit has not already been received under the Club+ program. Cash back is in the form of electronic rewards issued to each member monthly on the credit card statement date. Earned rewards on each of the Club+ and co-branded credit card programs do not expire.
The Company accounts for these transactions as multiple-element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of rewards in deferred revenue at the time the rewards are earned. Earned rewards may be redeemed on future purchases made at BJ's. The Company recognizes revenue related to earned rewards when customers redeem such rewards as part of a purchase at one of the Company’s clubs, on bjs.com, or in the BJ's mobile app. The Company recognizes royalty revenue related to the BJ's One and BJ's One+ credit card programs based upon actual customer activities, such as reward redemptions. While the Company continues to honor all rewards presented for redemption, the likelihood of redemption is deemed to be remote for certain rewards due to historical experience, including after long periods of inactivity, and rewards being linked to expired or canceled memberships. In these circumstances, the Company recognizes revenue, or breakage, from unredeemed rewards.

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
The following table summarizes the Company's deferred revenue balance related to outstanding performance obligations for contracts with customers, excluding earned rewards which are noted below (in thousands):

	November 1, 2025	February 1, 2025	November 2, 2024
Current:
Rewards programs:
Royalty revenue	$7,959	$9,972	$5,898
Co-brand initiatives	2,537	4,082	4,269
Total rewards programs	10,496	14,054	10,167
Membership	264,548	253,262	236,536
Gift card program	16,360	16,778	15,044
E-commerce sales	7,955	7,839	6,383
Long-term:
Rewards programs:
Co-brand initiatives	1,796	3,139	4,068
Total deferred revenue	$301,155	$295,072	$272,198
The following table presents deferred revenue activity related to earned rewards (in thousands):

	Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024
Earned rewards balance, beginning of period	$57,474	$49,135
Rewards earned	276,180	242,566
Revenue recognized on rewards	(267,048)	(232,293)
Earned rewards balance, end of period	$66,606	$59,408
Earned rewards are combined in one homogeneous pool and are not separately identifiable. Revenue recognized on rewards consists of rewards that were included in the deferred revenue balance at the beginning of the period as well as rewards that were earned during the period.

The following table summarizes the Company's revenue recognized during the period that was included in the opening deferred balance, excluding earned rewards, as of February 1, 2025 and February 3, 2024 (in thousands):

	Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024
Rewards programs:
Royalty revenue	$9,972	$4,593
Co-brand initiatives	2,888	2,616
Total rewards programs	12,860	7,209
Membership	233,579	213,499
Gift card program	4,001	4,517
E-commerce sales	7,839	6,757
Total revenue	$258,279	$231,982
Performance obligations related to royalty revenue, membership fees, and e-commerce sales are typically satisfied over a period of twelve months or less. Funds received related to marketing and other integration costs in connection with our co-brand credit card program are recognized as performance obligations are satisfied. The timing and recognition of earned rewards and gift card redemptions varies depending on consumer behavior and spending patterns.
Disaggregation of Revenue
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Perishables, Grocery, and Sundries	72%	72%	72%	71%
General Merchandise and Services	10%	10%	10%	10%
Gasoline and Other	18%	18%	18%	19%

4. Debt and Credit Arrangements
The following table summarizes the Company’s debt (in thousands):

	November 1, 2025	February 1, 2025	November 2, 2024
ABL Revolving Facility	$200,000	$175,000	$245,000
First Lien Term Loan	400,000	400,000	400,000
Unamortized original issue discount and debt issuance costs	(974)	(1,193)	(1,337)
Less: Short-term debt	(200,000)	(175,000)	(245,000)
Long-term debt	$399,026	$398,807	$398,663
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
As of November 1, 2025, there was $200.0 million outstanding in loans under the ABL Revolving Facility and $10.5 million in outstanding letters of credit. The interest rate on the ABL Revolving Facility was 5.07% and unused capacity was $989.5 million. As of February 1, 2025 and November 2, 2024, the interest rate on the ABL Revolving Facility was 5.41% and 5.77%, respectively.
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
Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. As of November 1, 2025, the Company's net leverage ratio did not exceed 3.50 to 1.00, and therefore, no incremental principal payments were required. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain “fixed assets” of the Company and on a junior basis by certain “liquid” assets of the Company.
There was $400.0 million outstanding under the First Lien Term Loan as of each of November 1, 2025, February 1, 2025, and November 2, 2024. The interest rate on the First Lien Term Loan was 5.88%, 6.08%, and 6.76% at November 1, 2025, February 1, 2025, and November 2, 2024, respectively.
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
As of November 1, 2025, there were 4,356,217 shares available for future issuance under the 2018 Plan.
The following table summarizes the Company’s stock award activity during the thirty-nine weeks ended November 1, 2025 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares(a)	Weighted- Average Grant Date Fair Value
Outstanding, February 1, 2025	821	$19.14	291	$73.78	368	$75.43	628	$69.53
Granted (b)	—	—	5	107.79	278	113.29	341	114.88
Forfeited/canceled	—	—	(15)	73.64	(48)	91.90	(74)	87.78
Exercised/vested	(299)	16.74	(187)	71.82	(133)	76.56	(388)	62.44
Outstanding, November 1, 2025	522	$20.52	94	$78.12	465	$96.02	507	$84.56
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
(b) Includes 175 incremental performance stock awards granted in fiscal years 2021 and 2022 with a weighted-average grant date fair value of $61.89, that vested in fiscal year 2025 at greater than 100% of target payout based on performance.
Stock-based compensation expense was $9.0 million and $10.7 million for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively, and $33.6 million and $29.6 million for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively.
On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective July 1, 2018. The aggregate number of shares of common stock reserved for issuance under the ESPP is equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the Company's board of directors. The amount of expense recognized related to the ESPP was $0.6 million and $0.5 million for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively, and $1.5 million and $1.2 million for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively. As of November 1, 2025, there were 3,212,890 shares available for issuance under the ESPP.
7. Treasury Shares and Share Repurchase Program
Treasury Shares Acquired on Restricted Stock and Performance Stock Awards
The Company acquired 10,438 shares for $1.0 million and 11,331 shares for $1.0 million in the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively, to satisfy employees’ tax withholding obligations upon the vesting of restricted stock and performance stock awards, which was recorded as treasury stock.

The Company acquired 324,210 shares for $36.4 million and 369,327 shares for $27.7 million in the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively, to satisfy employees' tax withholding obligations upon the vesting of restricted stock and performance stock awards, which was recorded as treasury stock.
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
The Company repurchased 905,000 shares for $87.3 million under the 2024 Repurchase Program and 679,499 shares for $58.2 million under the 2021 Repurchase Program during the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively. The Company repurchased 1,335,000 shares for $134.7 million under the 2024 Repurchase Program and 1,536,591 shares for $129.3 million under the 2021 Repurchase Program during the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively. The Company accounts for treasury stock under the cost method based on the fair market value of the shares on the dates of repurchase plus any direct costs incurred.
As of November 1, 2025, $866.2 million remained available to purchase under the 2024 Repurchase Program.
8. Income Taxes
The Company projects the estimated annual effective tax rate for fiscal year 2025 to be 28.0%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, gains from the utilization of prior year purchased tax credits, settlements of tax audits and changes in uncertain tax positions, among others.
The Company’s effective income tax rate was 26.9% and 28.2% for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively. For the thirty-nine weeks ended November 1, 2025 and November 2, 2024, the Company's effective tax rate was and 25.4% and 25.7%, respectively. The decrease in the effective income tax rate for both comparative periods was attributable to increased current year research and development tax credits compared to the prior year period. For the thirty-nine weeks ended November 1, 2025, the decrease in the effective income tax rate was also driven by benefits recognized from the utilization of income tax credits. Cash taxes paid as presented in the supplemental cash flow information section of the condensed consolidated statements of cash flows includes $41.7 million paid for transferable credits during the thirty-nine weeks ended November 1, 2025.
The Company is subject to taxation in the U.S. federal and various state taxing jurisdictions. The Company’s tax years from 2021 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities.
On July 4, 2025, new legislation, commonly known as the One Big Beautiful Bill Act (the “Act”), was signed into law. The Act includes a broad range of tax provisions that could impact the Company’s financial results in tax year 2025 and future periods. Among other provisions, the Act reestablished and made permanent 100% initial-year bonus depreciation on qualifying property, as well as the immediate deduction for domestic research and development expenses. The Company has undergone efforts to reasonably estimate the impact of the Act to our financial statements and has reflected the effects within the condensed consolidated financial statements as of and for the thirty-nine weeks ended November 1, 2025. The Company is awaiting guidance from the U.S. Department of the Treasury and will continue to evaluate the impact of the Act as additional information becomes available.

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
Financial Assets and Liabilities
The fair value of the Company's long-term debt is estimated based on current market rates for our specific debt instrument. Judgment is required to develop these estimates. As such, the estimated fair value of long-term debt is classified within Level 2, as defined under GAAP.
The gross carrying amount and fair value of the Company’s debt at November 1, 2025 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$200,000	$200,000
First Lien Term Loan	400,000	401,856
Total Debt	$600,000	$601,856
The gross carrying amount and fair value of the Company’s debt at February 1, 2025 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$175,000	$175,000
First Lien Term Loan	400,000	402,500
Total Debt	$575,000	$577,500
The gross carrying amount and fair value of the Company’s debt at November 2, 2024 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$245,000	$245,000
First Lien Term Loan	400,000	401,332
Total Debt	$645,000	$646,332
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, and accounts payable, approximate their fair values due to the short-term maturities of these instruments.

10. Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Weighted-average shares of common stock outstanding, used for basic computation	131,194	132,083	131,520	132,304
Plus: Incremental shares of potentially dilutive securities	728	1,250	876	1,460
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	131,922	133,333	132,396	133,764
The table below summarizes awards that were excluded from the computation of diluted earnings for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024, as their inclusion would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Stock-based awards	168	—	142	112
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

The following table provides the operating financial results of our reportable segment (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Total revenues	$5,348,163	$5,099,364	$15,881,886	$15,223,278
Less: significant and other segment expenses
Merchandise cost of sales (a)	3,492,207	3,318,404	10,384,415	9,822,895
Selling, general and administrative expenses (b)	795,986	746,093	2,351,485	2,221,629
Other segment expenses (c)	907,920	879,119	2,693,463	2,766,999
Net income	$152,050	$155,748	$452,523	$411,755

(a)	Merchandise cost of sales represents those expenses related to the sales of merchandise including inventory costs and distribution costs, and excludes costs related to gasoline and membership fee income.
(b)	Selling, general and administrative expenses is inclusive of pre-opening expenses, stock-based compensation, and other corporate expenses.
(c)	Other segment expenses primarily consists of other costs of revenues, including gas, as well as interest expense and income tax expense.

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
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to “fiscal year 2025” relate to the 52 weeks ending January 31, 2026, and references herein to “fiscal year 2024” relate to the 52 weeks ended February 1, 2025. The third quarter of fiscal year 2025 ended on November 1, 2025, and the third quarter of fiscal year 2024 ended on November 2, 2024, and both included thirteen weeks.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 257 large-format, high volume warehouse clubs and 194 gas stations spanning 21 states as of the date of this filing. In our originating New England market, which has high population density and generates a disproportionate part of U.S. gross domestic product (“GDP”), we operate more than three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club (“BOPIC”) service, curbside delivery, same-day delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for unlimited same-day deliveries over a one-year period.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have over 8 million members paying annual fees to gain access to savings on groceries, general merchandise, services, and gasoline. The annual membership fee for our Club membership is generally $60, and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, is generally $120. Prior to January 1, 2025, the Club and Club+ membership fees were $55 and $110 per year, respectively. We believe that members can save over ten times their $60 Club membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented approximately 26% of our total net sales, excluding gasoline, for fiscal year 2024. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $487.0 million for the trailing twelve-months ended November 1, 2025.
Our business is subject to some seasonality. Historically, our business has realized a slightly higher portion of net sales, operating income, and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively. Our quarterly results have been, and will continue to be, affected by the timing of new club openings and their associated pre-opening expenses. As a result of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

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
Size and loyalty of membership base
The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for over 25 consecutive years and the quality of our membership mix is strong as evidenced by our higher tier penetration growth in the first thirty-nine weeks of fiscal year 2025. Our tenured membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 90% at the end of fiscal year 2024.
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
Gasoline prices
The market price of gasoline impacts our net sales and comparable club sales, and large fluctuations in the price of gasoline may produce a short-term impact on our sales and margins. Retail gasoline prices are driven by daily crude oil and wholesale commodity market changes and are volatile, as they are influenced by factors that include changes in demand and supply of oil and refined products, global geopolitical events, regional market conditions, and supply interruptions caused by severe weather conditions. Typically, the change in crude oil prices impacts the purchase price of wholesale petroleum fuel products, which in turn impacts retail gasoline prices at the pump. During times when prices are particularly volatile, differences in pricing and procurement strategies between the Company and its competitors may lead to temporary margin contraction or expansion, depending on whether prices are rising or falling, and this impact could affect our overall results for a fiscal quarter.
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
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(dollars in thousands, except per share amounts)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$5,221,866	$4,984,385	$15,511,867	$14,883,793
Membership fee income	126,297	114,979	370,019	339,485
Total revenues	5,348,163	5,099,364	15,881,886	15,223,278
Cost of sales	4,333,826	4,123,888	12,891,875	12,407,836
Selling, general and administrative expenses	788,151	733,580	2,335,389	2,205,674
Pre-opening expenses	7,835	12,513	16,096	15,955
Operating income	218,351	229,383	638,526	593,813
Interest expense, net	10,309	12,593	31,801	39,299
Income before income taxes	208,042	216,790	606,725	554,514
Provision for income taxes	55,992	61,042	154,202	142,759
Net income	$152,050	$155,748	$452,523	$411,755

Weighted-average shares outstanding—basic	131,194	132,083	131,520	132,304
Basic EPS(a)	$1.16	$1.18	$3.44	$3.11

Weighted-average shares outstanding—diluted	131,922	133,333	132,396	133,764
Diluted EPS(a)	$1.15	$1.17	$3.42	$3.08

Operational Data:
Total clubs at end of period	256	247	256	247
Comparable club sales (b)	1.1%	1.5%	0.8%	2.0%
Merchandise comparable club sales (b)	1.8%	3.8%	2.6%	2.3%
Adjusted net income (b)	$153,126	$157,254	$455,457	$416,994
Adjusted EPS (b)	1.16	1.18	3.44	3.12
Adjusted EBITDA (b)	301,385	308,292	891,082	826,027
Net cash provided by operating activities	181,144	206,757	639,101	628,955
Adjusted free cash flow (b)	(13,739)	18,824	141,148	201,402
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
Net sales for the third quarter of fiscal year 2025 were $5.2 billion, a 4.8% increase from net sales reported for the third quarter of fiscal year 2024 of $5.0 billion.
Net sales for the first nine months of fiscal year 2025 were $15.5 billion, a 4.2% increase from net sales reported for the first nine months of fiscal year 2024 of $14.9 billion.
The increase for both comparative periods was due primarily to traffic and unit growth, particularly in the perishables, grocery, and sundries division, as well as a net increase of nine clubs from the prior year period. Net sales for the third quarter of fiscal year 2025 were also positively impacted by an increase in comparable gallons of gasoline sold compared to the third quarter of fiscal year 2024, while the increase in net sales for the first nine months of fiscal year 2025 was partially offset by a decrease in the average retail price-per-gallon of gasoline.
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

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	November 1, 2025	November 1, 2025
Merchandise comparable club sales	1.8%	2.6%
Gasoline comparable sales	(0.7)%	(1.8)%
Comparable club sales	1.1%	0.8%

Merchandise comparable club sales represents comparable club sales from all merchandise other than our gasoline operations for the applicable period. Merchandise comparable club sales increased 1.8% and 2.6% in the third quarter and the first nine months of fiscal year 2025, respectively, compared to the same periods in fiscal year 2024, primarily driven by increased sales in the perishables, grocery, and sundries division. Sales of general merchandise and services also increased during the third quarter of fiscal year 2025, while the first nine months of fiscal year 2025 showed a decline in sales.
In the perishables, grocery, and sundries division, growth was led by fresh meat and produce, as well as dairy, nutrition, candy, and snack categories when compared to the third quarter and the first nine months of fiscal year 2024. Third quarter growth was partially offset by decreased demand for paper and household cleaning products.
General merchandise and services exhibited growth in the third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024 due to strength in services despite flat performance in general merchandise categories, while the division showed a slight decline for the first nine months of fiscal year 2025 compared to the same period in the prior year. For the third quarter and first nine months of 2025, growth in consumer electronics and apparel was partially offset by headwinds in large ticket discretionary items in home and seasonal categories.
The impact of gasoline sales is primarily a result of a decrease in retail prices year-over-year for both comparative periods, partially offset by an increase in comparable gallons sold.

Membership fee income
Membership fee income was $126.3 million in the third quarter of fiscal year 2025 compared to $115.0 million in the third quarter of fiscal year 2024, a 9.8% increase.
Membership fee income was $370.0 million in the first nine months of fiscal year 2025 compared to $339.5 million in the first nine months of fiscal year 2024, an 9.0% increase.
The increase for both comparative periods was primarily driven by strength in membership acquisition, retention and higher-tier membership penetration across both new and existing clubs, as well as the increase in annual membership fees which became effective in January 2025. We anticipate the annual membership fee increase will positively impact membership fee income for the remainder of fiscal year 2025.
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
Cost of sales was $4.3 billion, or 83.0% of net sales, in the third quarter of fiscal year 2025 compared to $4.1 billion, or 82.7% of net sales, in the third quarter of fiscal year 2024. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, remained flat compared to the prior year period.
Cost of sales was $12.9 billion, or 83.1% of net sales, in the first nine months of fiscal year 2025 compared to $12.4 billion, or 83.4% of net sales, in the first nine months of fiscal year 2024. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, increased 10 basis points compared to the first nine months of fiscal year 2024. The Company continues to manage the business to drive profitable growth across the broader merchandise assortment.
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
SG&A increased by 7.4% to $788.2 million in the third quarter of fiscal year 2025 from $733.6 million in the third quarter of fiscal year 2024.
SG&A increased by 5.9% to $2.3 billion in the first nine months of fiscal year 2025 from $2.2 billion in the first nine months of fiscal year 2024.
The increase in SG&A for both comparative periods was primarily driven by increased labor and occupancy costs as a result of new club and gas station openings, as well as increased advertising costs. Additionally, an increase in the number of owned clubs has resulted in increased depreciation expense year-over-year. In the third quarter of fiscal year 2024, the Company benefitted from the net impact of legal settlements reached of approximately $20 million, which contributed to the increase in SG&A expenses year-over-year.
We remain focused on investing in member engagement, marketing, and digital strategies.

Pre-opening expenses
Pre-opening expenses include startup costs for new clubs and distribution centers and costs for relocated clubs. Expenses will vary based on the number of club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $7.8 million in the third quarter of fiscal year 2025 compared to $12.5 million in the third quarter of fiscal year 2024.
Pre-opening expenses were $16.1 million in the first nine months of fiscal year 2025 compared to $16.0 million in the first nine months of fiscal year 2024.
Pre-opening expenses fluctuated due to timing of spend and the number of club openings year-over-year.
Interest expense, net
Interest expense, net was $10.3 million in the third quarter of fiscal year 2025 compared to $12.6 million in the third quarter of fiscal year 2024.
Interest expense, net was $31.8 million in the first nine months of fiscal year 2025 compared to $39.3 million in the first nine months of fiscal year 2024.
The decrease for both comparative periods was primarily due to fluctuations in outstanding borrowings and interest rates year-over-year.
Provision for income taxes
The effective income tax rate was 26.9% and 28.2% for the third quarter of fiscal years 2025 and 2024, respectively.
The effective income tax rate was 25.4% and 25.7% for the first nine months of fiscal years 2025 and 2024, respectively.
The decrease in the effective income tax rate for both comparative periods was attributable to increased current year research and development tax credits compared to the prior year period. For the first nine months of fiscal year 2025, the decrease in the effective income tax rate was also driven by benefits recognized from the utilization of income tax credits.
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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share amounts)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income as reported	$152,050	$155,748	$452,523	$411,755
Adjustments:
Restructuring (a)	1,495	2,091	4,075	7,276
Tax impact of adjustments to net income (b)	(419)	(585)	(1,141)	(2,037)
Adjusted net income	$153,126	$157,254	$455,457	$416,994

Weighted-average diluted shares outstanding	131,922	133,333	132,396	133,764
Adjusted EPS (c)	$1.16	$1.18	$3.44	$3.12

(a)Represents charges related to the restructuring of certain corporate and club functions, including costs for severance, retention, outplacement, consulting fees, and other third-party fees.
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
The following is a reconciliation of our net income to adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income	$152,050	$155,748	$452,523	$411,755
Interest expense, net	10,309	12,593	31,801	39,299
Provision for income taxes	55,992	61,042	154,202	142,759
Depreciation and amortization	72,318	65,679	213,916	194,238
Stock-based compensation expense	8,987	10,714	33,586	29,640
Restructuring (a)	1,495	2,091	4,075	7,276
Other adjustments (b)	234	425	979	1,060
Adjusted EBITDA	$301,385	$308,292	$891,082	$826,027
(a)    Represents charges related to the restructuring of certain corporate and club functions, including costs for severance, retention, outplacement, consulting fees, and other third-party fees.
(b)    Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Revolving Facility. As of November 1, 2025, cash and cash equivalents totaled $45.1 million and we had $989.5 million of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures, fund share repurchases, and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.
In the first nine months of fiscal year 2025, we repurchased 1,335,000 shares under the 2024 Repurchase Program for a total purchase price of $134.7 million, inclusive of associated costs.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024
Net cash provided by operating activities	$639,101	$628,955
Net cash used in investing activities	(501,185)	(427,553)
Net cash used in financing activities	(121,069)	(203,578)
Net increase (decrease) in cash and cash equivalents	$16,847	$(2,176)

Net Operating Cash Flows
Net cash provided by operating activities was $639.1 million for the first nine months of fiscal year 2025 compared to $629.0 million for the first nine months of fiscal year 2024. The increase was primarily due to a $40.8 million increase in net income, inclusive of a $19.7 million increase in depreciation and amortization and a net increase in deferred income tax provisions of $20.9 million. Also impacting net operating cash flows were fluctuations in working capital, including a positive impact of $80.4 million related to merchandise inventories, primarily driven by changes in inventory levels in our general merchandise and grocery divisions; $22.1 million related to accounts receivable due to timing of vendor and customer cash receipts; offset by $114.6 million related to accounts payable as a result of timing and volume of inventory purchases and vendor payments; $50.4 million related to accrued expenses, primarily driven by accruals for vendor invoices and the change in accrued incentive compensation as a result of differences in the expected achievement from period-to-period; and $29.3 million of lease-related activity primarily due to an increase in prepaid rent based on the timing of quarter-end.
Our net cash from operating activities can fluctuate from period to period due to several factors, including: the timing and mix of sales, which are typically higher in the second and fourth quarters due to seasonality; the timing and volume of inventory purchases as the Company prepares for holiday seasons; lease-related activity; and income tax and other payments.
Net Investing Cash Flows
Net cash used in investing activities was $501.2 million for the first nine months of fiscal year 2025 compared to $427.6 million for the first nine months of fiscal year 2024. This fluctuation is primarily driven by an increase in capital spending of $73.4 million as we continue to execute on our growth strategy with new clubs in our pipeline.

Net Financing Cash Flows
Net cash used in financing activities for the first nine months of fiscal year 2025 was $121.1 million compared to $203.6 million for the first nine months of fiscal year 2024. The decrease in cash used is primarily due to $25.0 million of net borrowings on our ABL Revolving Facility for the first nine months of fiscal year 2025 compared to net payments of $74.0 million in the first nine months of fiscal year 2024, partially offset by a $12.2 million increase in the acquisition of treasury stock compared to the prior year period.
Adjusted Free Cash Flow
We present adjusted free cash flow, a non-GAAP measure, because we believe it assists investors and analysts in evaluating our liquidity. Adjusted free cash flow should not be considered as an alternative to cash flows from operations as a liquidity measure. We define adjusted free cash flow as net cash provided by operating activities less additions to property and equipment, net of disposals, plus proceeds from sale-leaseback transactions.
The following is a reconciliation of our net cash provided by operating activities to adjusted free cash flow for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net cash provided by operating activities	$181,144	$206,757	$639,101	$628,955
Less: Additions to property and equipment, net of disposals	(194,883)	(187,933)	(500,948)	(427,553)
Plus: Proceeds from sale-leaseback transactions	—	—	2,995	—
Adjusted free cash flow	$(13,739)	$18,824	$141,148	$201,402
Adjusted free cash flow decreased during third quarter of fiscal year 2025 compared to the third quarter of fiscal year 2024. The fluctuation is primarily the result of unfavorable changes in working capital and an increase in capital spending.
Adjusted free cash flow decreased to $141.1 million for the first nine months of fiscal year 2025 compared to $201.4 million for the first nine months of fiscal year 2024. The fluctuation is primarily the result of an increase in capital spending, partially offset by higher cash flows from operating activities driven by higher net income.
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
At November 1, 2025, there was $200.0 million outstanding in loans under the ABL Revolving Facility and $10.5 million in outstanding letters of credit. The interest rate on the revolving credit facility was 5.07% and unused capacity was $989.5 million.
At November 1, 2025, the interest rate for the First Lien Term Loan was 5.88% and there was $400.0 million outstanding.

Material Cash Commitments
Our material cash commitments consist primarily of debt obligations, interest payments, leases, and purchase orders for merchandise inventory, agreements for capital items, gasoline, products and services used in our business, information technology, executive employment, transferable tax credits, and other agreements. These material cash commitments impact our short-term and long-term liquidity and capital needs. As of November 1, 2025, other than a cash commitment of approximately $87 million, expected to be paid in the first half of fiscal year 2026, related to the purchase of transferable tax credits, and those items related to the ordinary course of operations of our business such as inventory purchases, agreements for capital items, and new leases and lease amendments, there were no material changes to our material cash commitments from those described in our Annual Report on Form 10-K for fiscal year 2024.
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
As of November 1, 2025, our total debt outstanding was $600.0 million, which included $200.0 million under our ABL Revolving Facility and $400.0 million under our First Lien Term Loan at interest rates of 5.07% and 5.88%, respectively. See “Note 4. Debt and Credit Arrangements” of our condensed consolidated financial statements included in in this Quarterly Report on Form 10-Q for additional information. A 100 basis point change in prevailing market rates would cause annual interest costs to change by approximately $6.0 million.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 1, 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the third quarter of fiscal year 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c) (in thousands)
August 3, 2025 to August 30, 2025	130,000	$96.77	130,000	$940,046
August 31, 2025 to October 4, 2025	730,007	95.52	720,000	871,247
October 5, 2025 to November 1, 2025	55,431	90.90	55,000	866,247
Total	915,438		905,000
(a)Includes 10,007 shares of common stock for the period August 31, 2025 to October 4, 2025 and 431 shares of common stock for the period October 5, 2025 to November 1, 2025 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock and performance stock awards. See “Note 7. Treasury Shares and Share Repurchase Programs” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
(b)Excludes the impact of excise tax imposed on share repurchases pursuant to the Inflation Reduction Act.
(c)On November 18, 2024, the Company’s board of directors approved the 2024 Share Repurchase Program. The authorization allows the Company to repurchase up to $1.0 billion of its outstanding common stock and will expire in January 2029.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
10b5-1 Trading Plans
On September 2, 2025, Ms. Laura Felice, executive vice president, chief financial officer of the company, adopted a trading arrangement with respect to the sale of securities of the Company's common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Ms. Felice’s Rule 10b5-1 Trading Plan, which expires on December 1, 2026, provides for the sale of up to 87,167 shares of common stock pursuant to the terms of the plan.
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: November 26, 2025	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)