Form 10-K
period 2026-01-31
BJ's Wholesale Club Holdings, Inc.
filed 2026-03-12
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026 or
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
_____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price, as reported by the New York Stock Exchange, at which the common equity was last sold as of August 2, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14,500,000,000. For purposes of this calculation, the registrant has excluded the market value of all shares of its voting common equity reported as beneficially owned by the executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant. The registrant has no non-voting common equity.
The number of outstanding shares of common stock of the registrant as of March 4, 2026 was 129,676,588.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, which the registrant anticipates will be filed with the Securities and Exchange Commission no later than 120 days after the end of its 2025 fiscal year pursuant to Regulation 14A.

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
•risks relating to our ability to implement our growth strategy by opening new clubs, and gasoline stations; and
•the other risk factors identified in our filings with the Securities and Exchange Commission, including those set forth under “Item 1A. Risk Factors” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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
In this Annual Report on Form 10-K, we make reference to consistently offering up to 25% or more savings on a representative basket of manufacturer-branded groceries compared to typical supermarket competitors. The following is how we verify that we provide our members this value:
•We periodically identify the four supermarket chains (or banners) most prevalent in our clubs’ primary trade areas (the “Supermarket Competitors”).
•We create a “basket” of 100 popular manufacturer-branded grocery food and non-food items, each of which was among our top-selling national brand items in its category and was also carried, in varying pack sizes, in supermarkets. We believe this basket is representative of manufacturer-branded grocery items because of their popular appeal and recognition—as evidenced by both presence and sales volume—in our clubs and at the Supermarket Competitors.
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
•“IPO” means our initial public offering of shares of our common stock completed on July 2, 2018;
•“ABL Revolving Facility” means the Company's revolving credit facility entered into on July 28, 2022;
•“ABL Revolving Commitment” means the aggregate committed amount of $1.20 billion under the ABL Revolving Facility;
•“First Lien Term Loan” means the Company’s senior secured first lien term loan facility that was amended on November 4, 2024;
•“Fourth Amendment” means the Company’s fourth amendment to the senior secured former first lien term loan facility that was entered into on October 12, 2023;
•“Fifth Amendment” means the Company's fifth amendment to the senior secured former first lien term loan facility that was entered into on November 4, 2024;
•“NQDC Plan” means the BJ's Wholesale Club, Inc. Non-Qualified Deferred Compensation Plan;
•“fiscal year 2023”means the 53 weeks ended February 3, 2024;
•“fiscal year 2024” means the 52 weeks ended February 1, 2025;
•“fiscal year 2025” means the 52 weeks ended January 31, 2026;
•“fiscal year 2026” means the 52 weeks ending January 30, 2027;
•“GAAP” means generally accepted accounting principles in the United States of America;
•“ESPP” means the Company's Employee Stock Purchase Plan; and
•“SOFR” means the Secured Overnight Financing Rate;

BASIS OF PRESENTATION
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Accordingly, references herein to “fiscal year 2026” relate to the 52 weeks ending January 30, 2027, references herein to “fiscal year 2025” relate to the 52 weeks ended January 31, 2026, references herein to “fiscal year 2024” relate to the 52 weeks ended February 1, 2025 and references herein to “fiscal year 2023” relate to the 53 weeks ended February 3, 2024. In this Annual Report on Form 10-K, unless otherwise noted, when we compare a metric (such as comparable club sales) between one period and a “prior period,” we are comparing it to the analogous period from the prior fiscal year.

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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 263 large-format, high volume warehouse clubs and 199 gas stations spanning 21 states as of fiscal year end 2025. In our originating New England market, which has high population density and generates a disproportionate part of U.S. gross domestic product (“GDP”), we operate nearly three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our buy-online-pickup-in-club (“BOPIC”) service, curbside delivery, same-day delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for unlimited same-day deliveries over a one-year period. Additionally, members may use ExpressPay® to skip checkout lines when they shop in club and pay via their mobile devices.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have over 8 million members paying annual fees to gain access to savings on groceries, general merchandise, services, and gasoline. The annual membership fee for our Club membership is generally $60 and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, is generally $120. Prior to January 1, 2025, the Club and Club+ membership fees were $55 and $110 per year, respectively. We believe that members can save over ten times their $60 Club membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent approximately 27% of our total net sales, excluding gasoline. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $499.8 million for fiscal year 2025.
Industry Overview
Warehouse clubs offer a relatively narrow assortment of food and general merchandise items within a wide range of product categories. In order to achieve high sales volumes and rapid inventory turnover, merchandise selections are generally limited to items that are brand name leaders in their categories, alongside an assortment of private label brands. Since warehouse clubs sell a diversified selection of product categories, they attract customers from a wide range of other wholesale and retail distribution channels, such as supermarkets, supercenters, online retailers, gasoline stations, hard discounters, department and specialty stores, and operators selling a single category or narrow range of merchandise. Traditionally, these higher cost distribution channels have been unable to match the value proposition offered by warehouse clubs over extended periods of time.
Warehouse clubs eliminate, or significantly reduce, many of the merchandise handling costs associated with traditional multiple-step distribution channels, such as distributors’ commissions and the cost of storing merchandise in central distribution facilities, by purchasing large quantities of merchandise directly from manufacturers and storing merchandise on the sales floor. The operation of no-frills, self-service warehouse facilities creates freight volume and handling efficiencies, allowing for operating costs which are substantially below those of traditional retailers. Because of their higher sales volumes and rapid inventory turnover, warehouse clubs generate cash from the sale of a large portion of their inventory before they are required to pay merchandise vendors. As a result, much of the inventory is financed through vendor payment terms rather than working capital. Two broad groups of customers, individual households and small businesses, have been attracted to the savings made possible by the high sales volumes and operating efficiencies achieved by warehouse clubs. Customers at warehouse clubs are generally limited to members who pay an annual fee.

Our Clubs
As of January 31, 2026, we operated 263 clubs ranging in size from 44,000 square feet to 177,000 square feet. We aim to build our large format clubs in locations with high density and high traffic, which are visible to and convenient for our members. We design our smaller format clubs to serve markets with a population that is likely insufficient to support a large format club, or in locations where there is inadequate real estate space for a large format club, such as urban areas. Including space for parking, the amount of land required to develop a BJ’s club generally ranges from ten acres to fourteen acres. Our clubs are located in both free-standing locations and shopping centers.
Our ability to achieve profitable operations depends upon high sales volumes and the efficient operation of our warehouse clubs. We procure most of our merchandise directly from manufacturers and route it to distribution centers or directly to our clubs. Our Company-operated distribution centers receive large shipments from manufacturers and quickly ship these goods to individual clubs, generally within 24 hours. We work closely with manufacturers to minimize the amount of handling required once merchandise is received at a club. Merchandise for sale is generally displayed on pallets containing large quantities of each item, thereby reducing the labor required for handling, stocking, and restocking. Back-up merchandise is generally stored in steel racks above the sales floor.
A summary of our club locations by state as of January 31, 2026 is set forth in the table below:

Market	Club Count
New York	50
Florida	43
Massachusetts	26
New Jersey	24
Pennsylvania	19
Virginia	14
Connecticut	13
Maryland	12
North Carolina	11
Ohio	8
Georgia	7
New Hampshire	7
Tennessee	6
Michigan	5
Delaware	4
Rhode Island	4
Maine	3
South Carolina	3
Indiana	2
Alabama	1
Kentucky	1
Segments
Our operations are primarily retail club and other sales procured from clubs and distribution centers, representing one operating segment. All of our identifiable assets are located in the United States. We do not have significant sales outside of the United States, nor does any customer represent more than 10% of total revenues for any period presented.
Merchandising
We service our existing members and attract new members by providing a broad range of high quality, brand name and private label merchandise at prices that are consistently lower than traditional retailers, including discount retailers, supermarkets, supercenters, and specialty retail operations. We limit the items offered in each product line to fast-selling styles, sizes and colors. We may add additional temporary merchandise offerings from time to time to keep up with demand. We work closely with manufacturers to develop packaging and sizes that are best suited for selling through the warehouse club format in order to minimize handling costs and ensure value to our members.
We group our merchandise offerings into two divisions: perishables, grocery and sundries, and general merchandise and services.
•Perishables, grocery, and sundries: consists of our meat, produce, dairy, bakery, deli and frozen products, packaged foods, beverages, household goods and household cleaning products, beauty care, adult and baby care and pet foods, which constituted approximately 87% of our merchandise sales for fiscal year 2025.
•General merchandise and services: consists of electronics, apparel, seasonal goods, small appliances, televisions, furniture, optical, tires, third-party gift cards, and other revenues, which constituted approximately 13% of our merchandise sales for fiscal year 2025.
BJ’s consumer-focused private label products, sold under Wellsley Farms® and Berkley Jensen® brands, comprised approximately 27% of our total net sales, excluding gasoline, in fiscal year 2025. These products are generally premium quality, and priced below the brand name comparable product. We balance our focus on promoting a group of core private label products that yield higher margins and compete with national brands with large market share, while also offering differentiated products that drive member loyalty.
We also provide a number of specialty services that enable members to complete more of their shopping at our clubs and to encourage more frequent trips. Many of these services are provided by outside operators under a license arranged by BJ’s. Specialty services include full-service optical centers; tire installation services; propane tank filling service; home improvement services; travel services; cell phone kiosks; and product protection plans.
As of January 31, 2026, we had 199 gasoline stations in operation at or near our clubs. The gas stations are primarily self-service. We generally maintain our gas prices below the average retail price in each respective market as a means of illustrating a favorable price image to existing and prospective members.
Digital Offerings
We have built a robust digital portfolio which includes BJs.com and the BJ’s mobile app.  We have made it easier for members to purchase, review products, digitally add coupons to their membership card, and view annual membership savings. BJs.com showcases our club assortment available to members along with product review ratings and coupons for added savings. The above digital portfolio offers our members convenient ways to shop, including our BOPIC service, curbside delivery, same-day delivery, or traditional ship-to-home service. Our app delivers personalized promotions, improved shopping experiences, and an efficient gateway to our fulfillment options. Our members appreciate the convenience of the BJ’s mobile app, as evidenced by the millions of downloads since inception in fiscal year 2019, as well as the usage of ExpressPay®, which allows members to skip checkout lines when they shop in club and pay via their mobile devices. BJ’s Media Edge™, which launched in fiscal year 2022, is our retail media program that offers brands a comprehensive advertising solution to connect with BJ’s members.
Membership
Paid membership is an essential element of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We have a large base of more than 8 million paid memberships as of January 31, 2026. Our target customers care about value, quality and convenience and shop at warehouse clubs for their family needs. Our target customers are a price sensitive demographic with large household sizes, representing the largest segment of warehouse club shoppers in BJ’s trade areas.
We offer Club and Club+ memberships to both individuals and businesses, which allow customers to shop in the Company’s clubs, on bjs.com, in the BJ’s mobile app, and to purchase gasoline at our gas stations for the duration of the membership, which is generally 12 months. In addition, members have access to other ancillary services, coupons, and promotions. The annual membership fee for our Club membership is generally $60 and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, is generally $120. Prior to January 1, 2025, the Club and Club+ membership fees were $55 and $110 per year, respectively. The Club and Club+ memberships include one free supplemental membership, and allow members to purchase up to three additional supplemental memberships for $35 each. Business members may purchase up to eight additional supplemental memberships for $35 each. Additionally, U.S. military personnel, first responders, educators, and certain other individuals making a difference in our communities may enroll at a BJ’s club location for a reduced membership fee.

The Club+ program, which is our higher tier membership, allows participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made in BJ’s clubs, on bjs.com, or in the BJ’s mobile app, a 5-cent per gallon discount at BJ’s gas locations, and two free same-day deliveries. We also offer our co-branded credit card program, known as the BJ's One and BJ's One+ program, which allows cardholders the opportunity to earn up to 5% cash back on purchases made in BJ’s clubs, on bjs.com, or in the BJ’s mobile app, and up to a 15-cent per gallon discount on gasoline when paying with a BJ's One or BJ's One+ Mastercard® at our BJ’s gas locations. BJ’s One+ Mastercard cardholders also receive two free same-day deliveries if such benefit has not already been received under the Club+ program. In fiscal year 2025, Club+ members and co-branded Mastercard® members accounted for 42% of members and 52% of merchandise spend (excluding gas and membership fee income), compared to 39% of members and 50% of merchandise spend (excluding gas and membership fee income) in fiscal year 2024.
Advertising and Public Relations
We promote customer awareness of our clubs primarily through social media, direct mail, public relations efforts, radio advertising, community involvement, new club marketing programs and various publications sent to our members periodically throughout the year. These methods result in lower marketing expenses compared to typical retailers.
Competition
We compete with a wide range of national, regional and local retailers and wholesalers selling food and/or general merchandise in our markets, including supermarkets, supercenters, online retailers, general merchandise chains, specialty chains, gasoline stations and other warehouse clubs, some of which have significantly greater financial and marketing resources than BJ’s. Major competitors that operate warehouse clubs include Costco Wholesale Corporation and Sam’s Clubs (a division of Wal-Mart Stores, Inc.), both of which operate on a multi-national basis.
We believe price is the major competitive factor in the markets in which we compete. Other competitive factors include club location, merchandise selection, member services, and name recognition. We believe our efficient, low-cost form of distribution gives us a significant competitive advantage over more traditional channels of retail distribution and provides a worthwhile value proposition to our members.
Intellectual Property
We believe that, to varying degrees, our trademarks, trade names, copyrights, proprietary processes, trade secrets, patents, trade dress, domain names and similar intellectual property add significant value to our business and are important to our success. We have invested significantly in the development and protection of our well-recognized brands, including our private label brands, Wellsley Farms® and Berkley Jensen®. We believe that products sold under our private label brands are high quality, offered to our members at prices that are generally lower than those for comparable national brand products, differentiate our merchandise offerings from other retailers, and generally earn higher margins. We expect to continue to increase the sales penetration of our private label items.
We rely on trademark and copyright laws, trade-secret protection, and confidentiality, license and other agreements with our suppliers, employees and others to protect our intellectual property rights. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and their registrations are properly maintained.
Government Regulation
Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings, and competitive position, which can be material. We incur costs to monitor, and take actions to comply with, governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable to exchange requirements, labor and employment laws, laws governing truth-in-advertising, privacy laws, environmental laws, safety regulations and other laws, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise and the operation of clubs, warehouses and Company-operated distribution center facilities.
Our clubs are also subject to various local, state and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages, environmental protection, licensing for the sale of food and, in many clubs, licensing for beer and wine or other alcoholic beverages. Our operations, including the manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies, including the Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), the U.S. Department of Agriculture (the “USDA”), the Consumer Product

Safety Commission (the “CPSC”) and the Environmental Protection Agency (the “EPA”). We rely on contractual provisions to ensure compliance by our vendors.
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
Food
The FDA has comprehensive authority to regulate the safety of food and food ingredients (other than meat, poultry, catfish and certain egg products), as well as dietary supplements under the Federal Food, Drug, and Cosmetic Act (the “FDCA”). Similarly, the USDA’s Food Safety Inspection Service similarly serves as the public health agency responsible for ensuring that the nation’s commercial supply of meat, poultry, catfish and certain egg products is safe, wholesome, and properly labeled and packaged under the Federal Meat Inspection Act and the Poultry Products Inspection Act. Amendments to the FDCA significantly expanded the FDA’s regulatory oversight across the food supply chain, including requirements for risk-based preventive controls applicable to most food producers. This authority extends to all domestic food facilities and, through imported food supplier verification requirements, to foreign facilities that supply food products to the United States.
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
Dietary Supplements
The FDA has comprehensive authority to regulate the safety of dietary supplements and dietary ingredients, including labeling and current good manufacturing practices, under the FDCA. Amendments to the FDCA established dietary supplements as a distinct category of regulated products and define the scope of permissible claims. While dietary supplements may bear structure/function claims, no statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease.
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
Seasonality
Our business is subject to some seasonality. Historically, our business has generally realized a slightly higher portion of net sales and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively. Our quarterly results have been, and will continue to be, affected by the timing of new club openings and their associated pre-opening expenses. As a result of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.
Employees and Human Capital Resources
As of January 31, 2026, we had over 35,000 full-time and part-time employees, whom we refer to as team members. We also utilize seasonal employees given the nature of the retail business. None of our team members are represented by a union. We consider our relations with our team members to be good.
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
Community Involvement. We have a long and proud history of investing in the communities where we live and work. BJ’s Charitable Foundation (the “Foundation”) was established with the mission to enrich the communities we serve. The Foundation supports nonprofit organizations that primarily benefit the underprivileged in the areas of hunger prevention, education, and health and wellness. Throughout the year, the Foundation makes multiple direct donations from the Company to support food banks and pantry programs in communities that our clubs serve. Since its inception in 2004, the BJ's Charitable Foundation has awarded over $43.0 million to non-profit organizations and schools, providing vital support in BJ's communities.
Corporate Information
BJ’s Wholesale Club Holdings Inc. was incorporated on February 23, 2018. We are a publicly traded entity listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “BJ.” Our principal operating subsidiary is BJ’s Wholesale Club, Inc., which is a wholly owned subsidiary of BJ's Wholesale Club Holdings, Inc.
We make available on our website (http://www.bjs.com), or through a link posted on our website, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In addition, the SEC maintains an internet site that contains these reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).
The information on our website or that can be accessed through our website is not incorporated by reference and should not be considered to be a part of this Annual Report on Form 10-K.

Information About our Executive Officers
The executive officers of BJ’s Wholesale Club are as follows as of March 12, 2026:

Name	Age	Office and Business Experience
Robert W. Eddy	53
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

Laura L. Felice	44	Laura L. Felice has served as BJ’s executive vice president, chief financial officer since April 2021. From November 2016 to April 2021, Ms. Felice served as senior vice president, controller and was responsible for the integrity of our financial records. Before joining BJ’s, Ms. Felice worked at Clarks Americas, Inc., a British shoe manufacturer and retailer from 2008 to 2016. Additionally, Ms. Felice worked at PricewaterhouseCoopers LLP, a multinational professional services firm from 2003 to 2008.

		She is a certified public accountant and currently serves as a board member for the Massachusetts Society of CPAs and as a board member of Broadstone Net Lease, LLC (NYSE: BNL). She also sits on the Board of Advisors for the Boston Ballet and is a board member of the National Retail Federation Foundation. She holds a master’s degree of accounting and a bachelor’s degree with a double major in finance and accounting from Boston College.

Paul Cichocki	56	Paul Cichocki has served as BJ’s executive vice president, chief commercial officer since April 2021 and oversees the merchandising and business-to-business organizations. From April 2020 to April 2021, Mr. Cichocki served as executive vice president, membership, analytics and business transformation and was responsible for the strategy and vision for the company’s membership, marketing and analytics divisions. Prior to joining BJ’s, Mr. Cichocki most recently worked at Bain & Company, a management consulting firm, from 1997 to April 2020 where he spent over 20 years supporting clients across a broad range of industries, including retail, consumer products, financial services and food and beverage. Prior to Bain & Company, Mr. Cichocki worked as an operating manager at Frito-Lay, a snack manufacturing division of PepsiCo., from 1991 to 1995. Mr. Cichocki attended Harvard Business School, where he earned a master of business administration with distinction. He is also a graduate from the University of Massachusetts, where he received a bachelor’s degree in operations management with high honors.

Graham N. Luce	56	Graham N. Luce has served BJ’s executive vice president, general counsel and secretary since March 2023. He provides senior management with strategic advice on company initiatives, complex business transactions and litigation as well as counsel on all corporate governance-related matters. He joined the company in April 2015 as senior vice president, general counsel and secretary and served in that role until March 2023. Prior to joining the company, Mr. Luce worked at Bain & Company, a management consulting firm, from 2000 to 2015 and Goodwin Procter LLP, a global law firm, from 1995 to 2000. He holds a juris doctor from Boston University School of Law and bachelor’s degrees in political science and electrical engineering from Tufts University.

Timothy Morningstar	50	Timothy Morningstar is executive vice president, chief growth officer of the company. In this role, Mr. Morningstar manages the membership acquisition, retention and loyalty functions, as well as the marketing and analytics functions at the company. He joined the company in 2020 as senior vice president, membership and loyalty and served as chief membership officer from 2021 to December 2025. Prior to joining BJ’s, Mr. Morningstar was a senior partner in the Boston office of Bain & Company, having been with the firm since 2002. While at Bain, he worked primarily in the consumer packaged goods and retail industries, and also led projects on corporate and private equity mergers and acquisitions and post-merger integrations. Mr. Morningstar earned a master of business administration with honors from Columbia Business School. He holds a bachelor’s degree with honors in government from Harvard University.

Scott Schmadeke	49	Scott Schmadeke is executive vice president, chief operations officer of the company. He oversees club operations, supply chain and asset protection and safety for the company. Mr. Schmadeke joined BJ’s in 2018 as senior vice president of operations. Since then, he expanded his responsibilities to include leading field and fresh operations. He played a pivotal role in the company’s acquisition and transition of its perishable distribution centers as well as the rollout of enhanced fresh offerings and new club openings. Before joining BJ’s, Mr. Schmadeke held several key operations leadership positions in the retail and grocery industry, including roles at Albertson’s Companies and Safeway, Inc. Mr. Schmadeke has served on the board of directors for the New England Center for Children since September 2025. He holds a bachelor of science in business administration and management from the University of Phoenix.

Monica Schwartz	51	Monica Schwartz serves as BJ’s executive vice president, chief information and digital officer, and is responsible for driving the company’s vision and strategy for its e-commerce and digital efforts. She joined the company in August 2020 and previously served as our senior vice president, chief digital officer from August 2020 to October 2021. Ms. Schwartz most recently served as vice president, online merchandising at The Home Depot, Inc., a home improvement retailer, from December 2017 to September 2019 and was responsible for the e-commerce site and driving innovation. Prior to that, she served as the executive vice president of digital at Nine West Group, a fashion retailer, from 2015 to 2017. From 2014 to 2015, Ms. Schwartz served as chief global digital officer at Stuart Weitzman Holdings, LLC, a women’s footwear and handbag retailer. From 2012 to 2014, she served as executive director, e-commerce at David Yurman Enterprises, LLC, a jewelry design company. Prior to that, she held positions of increasing responsibility at eBay, Inc., an e-commerce corporation, from 2007 to 2012. From 2005 to 2007, she held positions with Countrywide Financial Corporation, a financial services company, and from 1998 to 2001 she held positions with MediaHippo, an interactive media agency. She holds a master of business administration at the University of California, Los Angeles Anderson School of Management and a bachelor’s degree in fine arts from Miami University.

William C. Werner	48	William C. Werner has served as BJ’s executive vice president, strategy and development since April 2021 and is responsible for building the company’s market expansion and key strategic initiatives as well as managing the Company’s retail fuel business. Mr. Werner served in several other roles throughout his tenure at BJ’s, including as senior vice president, strategic planning and investor relations from November 2016 to April 2021, senior vice president, finance from 2013 to November 2016 and as the company’s vice president, accounting and financial reporting from 2012 to 2013. Prior to joining BJ’s, Mr. Werner was a director in the deals practice at PricewaterhouseCoopers LLP, a multinational professional services firm, from 2007 to 2012. He holds a bachelor’s degree with a double major in mathematics and accounting from the College of the Holy Cross.

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
Our results of operations are affected by the level of consumer spending and, therefore, by changes in the economic factors that impact consumer spending. Certain economic conditions or events, such as a contraction in the financial markets; high rates of inflation or deflation; high unemployment levels; decreases in consumer disposable income; unavailability of consumer credit; higher consumer debt levels; higher tax rates and other changes in tax laws; fluctuations in interest rates; decreased consumer confidence, higher fuel, energy and other commodity costs; weakness in the housing market; higher insurance and health care costs; and product cost increases resulting from an increase in commodity prices or supply chain issues, could reduce, and in some cases have reduced, consumer spending generally, which could cause our customers to spend less or to shift their spending to our competitors. Reduced consumer spending may result in reduced demand for our items and may also require increased selling and promotional expenses. Issues or trends that affect consumer spending broadly could affect spending by our members disproportionately. A reduction or shift in consumer spending could negatively impact our business, results of operations and financial condition.
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
Changes in laws related to the Supplemental Nutrition Assistance Program (“SNAP”), to the governmental administration of SNAP or to SNAP’s EBT systems could adversely impact our results of operations.
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
Natural disasters, extreme weather or unusual conditions and catastrophic events beyond our control could negatively affect our business, financial condition and results of operations.
Our business could be severely impacted by natural disasters and extreme weather conditions, such as hurricanes, earthquakes, floods, wildfires or other incidents beyond our control, such as global or regional pandemics, epidemics or outbreaks of infectious diseases, terrorism, war/conflict, geopolitical tensions or events, riots, acts of violence and other crimes (including looting or vandalism), particularly in locations where our centralized operating systems and administrative personnel are located. For example, our operations are concentrated primarily on the eastern half of the United States, and any adverse weather event or natural disaster, such as a hurricane or heavy snowstorm, or severe or unseasonable regional weather such as unusually heavy precipitation, could have a material adverse effect on a substantial portion of our operations. Such natural disasters or catastrophic events beyond our control could result in, among other things: physical damage to one or more of our properties or inventory; the temporary closure of one or more of our clubs, Company-operated or contracted distribution centers or our home office facility; the temporary reduction in the availability of products in our clubs and online or a reduction in demand for certain of our products; the temporary lack of an adequate work force in a market; a temporary or long-term disruption in merchandise distribution, including issues with the transport of goods to or from overseas, each of which could have a negative adverse effect on our business, financial condition, cash flows and results of operations.

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
We accept payments using an increasing variety of methods, including cash, checks, our co-branded credit cards and a variety of other credit and debit cards, as well as Paypal, Apple Pay®, Google Pay, and EBT payments. Our efficient operation, like that of most retailers, requires the transmission of information permitting cashless payments. As we offer new payment options to our members, we may be subject to additional rules, regulations and compliance requirements, along with the risk of higher fraud losses. For certain payment methods, we pay interchange and other related card acceptance fees, along with additional transaction processing fees. We rely on third parties to provide secure and reliable payment transaction processing services, including the processing of credit and debit cards, and our co-branded credit card, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. For example, we are subject to Payment Card Industry Data Security Standards, which contain stringent compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We were subject to a consent decree entered by the FTC in 2005 in connection with a complaint alleging that we had failed to adequately safeguard members’ personal data. That consent decree expired by its terms on September 20, 2025. Under the consent decree, we were required to maintain a comprehensive information security program that was reasonably designed to protect the security, confidentiality, availability and integrity of personal information collected from or about our members. In addition, if our third-party processor systems were breached or compromised, we may have been subject to substantial fines, remediation costs, litigation and higher transaction fees and lost our ability to accept credit or debit card payments from our members, and our reputation, business and operating results could have been materially adversely affected.
Our security measures have been breached in the past and may be undermined in the future due to the actions of outside parties, including nation-state sponsored actors, team member error, internal or external malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate, alter, or destroy business and personal information, including payment card information. Such information may also be placed at risk, and has been compromised in the past, through our use of outside vendors, which may have data security systems that differ from those that we maintain or that are more vulnerable to breach. Any such incident could result in significant legal and financial exposure, damage to our reputation and harm to our relationship with our members, any of which could have an adverse effect on our business.

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
Given the very high volume of transactions we process each year, it is important that we maintain uninterrupted operation of our business-critical computer systems and infrastructure. Our systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security incidents, including tampering with hardware and breaches of our transaction processing or other systems that could result in the compromise of confidential customer or team member data, ransomware or other malware attacks, social engineering, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, floods and errors by our team members. Phishing attacks have emerged as particularly pervasive, including as a means for ransomware attacks, which have increased in both frequency and breadth, and attacks leveraging artificial intelligence are becoming more common. If our systems or infrastructure are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer serious interruptions in our operations, which might not be short-lived, in the interim. Any material interruption to these systems or infrastructure could have a material adverse effect on our business and results of operations. Additionally, we rely on third party technology and vendors and other service providers for certain of our critical business functions, and any system failures of these third party providers, whether caused by security breaches, fraud or otherwise, and our inability to find suitable alternatives in a timely and efficient manner and on acceptable terms, or at all, could disrupt our operations and subject us to losses or costs to remediate any of these deficiencies. In addition, the cost of securing our systems against failure or attack is considerable, and increases in these costs, particularly in the wake of a security incident, could be material.
If we do not successfully maintain a relevant digital experience for our members, our results of operations could be adversely impacted.
Digital retailing is rapidly evolving, with the use of digital platforms by consumers continuing to increase, and we must keep pace with changing member expectations and new developments by our competitors. Our members are increasingly using mobile phones, tablets and other devices to shop and to interact with us through social media, with digitally-enabled comparable sales growth of 31.0% as of the fourth quarter of fiscal year 2025. We continue to make technology investments in our website and mobile application. If we are unable to make, improve or develop relevant member-facing technology in a timely manner, or appropriately incorporate artificial intelligence, our ability to compete and our results of operations could be adversely affected.
Global or regional pandemics, epidemics or outbreaks of infectious disease, could have an adverse effect on our business, financial condition and results of operations.
The extent to which global or regional pandemics, epidemics or outbreaks of any highly infectious disease impacts our business, operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Any global or regional pandemic, epidemic or outbreak of any highly infectious disease, may materially adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in this “Risk Factors” section, including a complete or partial closure of, or a decrease in member traffic at, one or more of our clubs, due to government restrictions or the spread of disease among our team members or employees at a specific location; any difficulties and delays in obtaining products from our distributors and suppliers, delivering products to our clubs and adequately staffing our clubs and distribution centers; a decrease in consumer discretionary spending and confidence or changes in our members’ needs; and any inability to continue to provide our team members with appropriate compensation and protective measures and any limited access to our management, support staff and professional advisors.

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
Our quarterly operating results may be adversely affected by a number of factors including losses in new clubs, price changes in response to competitors’ prices, increases in operating costs, volatility in gasoline, energy and commodity prices, increasing penetration of sales of our private label brands (Wellsley Farms® and Berkley Jensen®), federal budgetary, regulatory and tax policies, weather conditions, including natural disasters, local economic conditions and the timing of new club openings and related start-up costs.
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
Our financial and operational performance is dependent on our operations in the New York metropolitan area, which accounted for 23% of net sales in fiscal year 2025. The New York metropolitan area is the city and suburbs of New York City, which includes Long Island and the Mid- and Lower Hudson Valley in the state of New York. It also includes north and central New Jersey, three counties in western Connecticut and five counties in northeastern Pennsylvania. We consider 46 of our clubs to be located in the New York metropolitan area. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our operations in the New York metropolitan area could arise from, among other things, slower growth or declines in our comparable club sales; negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for club openings; cannibalization of existing locations by new clubs; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in this market, including higher levels of unemployment, depressed home values and natural disasters; regional economic problems; changes in local regulations; terrorist attacks; and failure to consistently provide a high quality and well-assorted mix of products to retain our existing member base and attract new members.
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
Our business is moderately seasonal, with a meaningful portion of our sales dedicated to seasonal and holiday merchandise, resulting in the realization of higher portions of net sales and cash flows in the second and fourth fiscal quarters. Due to the importance of our peak sales periods, which include the spring and year-end holiday seasons, the second and fourth fiscal quarters have historically contributed, and are expected to continue to contribute, significantly to our operating results for the entire fiscal year. In anticipation of seasonal increases in sales activity during these periods, we incur significant additional expense prior to and during our peak seasonal periods, which we may finance with additional short-term borrowings. These expenses may include the acquisition of additional inventory, seasonal staffing needs and other similar items. As a result, any factors negatively affecting us during these periods including regional weather conditions, such as seasonally unusual temperatures, prolonged periods of precipitation, or weather patterns that delay or shorten key selling seasons, reduce consumer demand for seasonal merchandise, or shift the timing of customer purchases. Any such conditions, particularly if they occur during our peak sales periods, as well as unfavorable economic conditions, could have a material adverse effect on our results of operations for the entire fiscal year.
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
We are subject to the risk of inventory loss, spoilage and theft. Our inventory shrinkage rates have not been material, or fluctuated significantly in recent years, although it is possible that rates of inventory loss and theft in the future will exceed our estimates and that our measures will be ineffective in reducing our inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, for example as a result of increased use of self-checkout technologies, it could have a material adverse effect on our business, results of operations and financial condition.
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
We are typically responsible for taxes, utilities, insurance, repairs and maintenance for our leased retail properties. Our net lease cost for fiscal years 2025, 2024 and 2023 totaled $398.6 million, $392.5 million and $372.6 million, respectively. Our future minimum rental commitments for all operating leases in existence as of January 31, 2026 was $359.4 million for fiscal year 2026 and a total of $2.87 billion thereafter. We expect that certain new clubs may be leased to us, which will further increase our lease costs and require significant capital expenditures. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under our senior secured asset based revolving credit and term facility or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.
The operating leases for our retail properties, distribution centers and corporate office expire at various dates through 2050. Several leases have renewal options for various periods of time at our discretion. When leases for our clubs with ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all. Further, if we attempt to relocate a club for which the lease has expired, we may be unable to find a new location for that club on commercially acceptable terms or at all, and the relocation of a club might not be successful for other reasons. Any of these factors could cause us to close clubs in desirable locations, which could have an adverse impact on our results of operations.
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
The collection, use and processing of individually identifiable data, including personal health information, by our business is regulated at the federal and state levels. New privacy and information security laws and regulations continue to be passed or proposed and interpretations of existing laws change. As such, compliance with them may result in cost increases due to necessary system changes and the development of new administrative processes and may add additional complexity to our operations, require additional investment of resources in compliance programs, impact our business strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies, as well as increase the risk of potential liability. If we fail to comply with these laws and regulations or experience a data security incident, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal or financial risk, including the imposition of fines or other penalties, due to non-compliance.
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
As our e-commerce business grows, we increasingly encounter the risks and difficulties that internet-based businesses face. The successful operation of our e-commerce business, and our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depend on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our e-commerce business include, but are not limited to: uncertainties associated with our website, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, inadequate system capacity, computer viruses, human error, security incidents; disruptions in telecommunications service or power outages; reliance on third parties for computer hardware and software and delivery of merchandise to our customers; rapid changes in technology; incorporation or failure to incorporate artificial intelligence properly; credit or debit card fraud and other payment processing related issues; changes in applicable federal and state regulations; liability for online content; cybersecurity and consumer privacy concerns and regulation; and reliance on third parties for same-day delivery.
Problems in any of these areas could result in a reduction in sales; increased costs; sanctions or penalties; and damage to our reputation and brands. Further, if we invest substantial amounts in developing our e-commerce capabilities, these factors or others could prevent those investments from being effective.
In addition, we must keep up-to-date with competitive technology trends, including the use of new or improved technology including artificial intelligence and agentic artificial intelligence, which may increase our costs and which may not increase sales or attract customers. If we are unable to allow real-time and accurate visibility into product availability when customers are ready to purchase, fulfill our customers’ orders quickly and efficiently use the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate sales channel or manage our online sales effectively, our ability to compete and our results of operations could be adversely affected.
Furthermore, if our e-commerce business successfully grows, it may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical locations, thereby detracting from the financial performance of our clubs.
We are subject to a number of risks because we import some of our merchandise.
We imported approximately 2% of our merchandise directly from overseas countries such as China, Vietnam, Bangladesh and India during fiscal year 2025. In addition, many of the products we purchase from domestic vendors are imported and would be subject to tariffs or other disruptions before reaching our clubs.
Foreign sourcing subjects us to a number of risks generally associated with doing business abroad, including lead times, labor issues, shipping and freight constraints, supply chain disruptions, product and raw material issues, political and economic conditions, government policies, tariffs and restrictions, epidemics and natural disasters.
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
Tariffs, or the threat of tariffs, may also significantly disrupt our ability to offer competitive prices by negatively impacting consumer behavior and the assortment of goods we carry. Tariffs also can impact our ability or our vendors’ ability to source product efficiently or create other supply chain disruptions. We may not be able to fully or substantially mitigate the impact of current or future tariffs, pass price increases on to our customers or secure adequate alternative sources of products, which would have a material adverse effect on our business, operating results and financial performance.
Because of our international sourcing, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.
We sourced approximately 2% of our merchandise abroad during fiscal year 2025. The U.S. Foreign Corrupt Practices Act and other similar laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot ensure that we will be successful in preventing our team members or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, cash flows and results of operations.
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
Our goodwill and indefinite-lived intangible assets, which consist of goodwill and our trade name, represented a significant portion of our total assets as of January 31, 2026. Accounting rules require the evaluation of our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators are based on market conditions and the operational performance of our business.

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
As of January 31, 2026, our total outstanding debt was $519.1 million. Our leverage could expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our ABL Revolving Facility and First Lien Term Loan. Our indebtedness could have important consequences to us, including: limiting our ability to deduct interest in the taxable period in which it is incurred in light of the Tax Cuts and Jobs Act and exposing us to the risk of increased interest rates as substantially all of our borrowings are at variable rates.
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
The timing and amount of repurchases of shares of our common stock, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock, our cost of capital and the nature of other investment opportunities. The Inflation Reduction Act of 2022 imposed a non-deductible 1% excise tax on the fair market value of stock repurchases, net of stock issuances, commencing in 2023 that exceed $1 million in a taxable year, which will make our share repurchase program more expensive to us. Our share repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the effectiveness of the program. Our share repurchase program may be suspended or terminated at any time without notice.
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
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law (the “DGCL”), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include: allowing the total number of directors to be determined exclusively (subject to the rights of holders of any series of preferred stock to elect additional directors) by resolution of our board of directors and granting to our board of directors the sole power to fill any vacancy on the board; limiting the ability of stockholders to remove directors without cause; authorizing the issuance of “blank check” preferred stock by our board of directors, without further stockholder approval, to thwart a takeover attempt; prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders); eliminating the ability of stockholders to call a special meeting of stockholders; establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings; requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our certificate of incorporation or bylaws; and electing not to be governed by Section 203 of the DGCL.
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
We currently anticipate that we will retain future earnings for the operation and expansion of our business and do not expect to pay any cash dividends on shares of our common stock in the foreseeable future. We are a holding company, and substantially all our operations are carried out by our operating subsidiaries. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations. Under our ABL Revolving Facility and First Lien Term Loan, our operating subsidiaries are significantly restricted in their ability to pay dividends or otherwise transfer assets to us, and we expect these limitations to continue in the future. Our ability to pay dividends may also be limited by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Stockholders seeking cash dividends in the foreseeable future should not purchase our common stock.
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
We are dependent upon several key management and other team members.  If we were to lose the services of one or more of our key team members, this could have a material adverse effect on our operations.  Our continued success also depends upon our ability to attract and retain highly qualified team members to meet our future growth needs while controlling related labor costs.  Our ability to control labor costs is subject to numerous external factors, including healthcare costs and prevailing wage rates, which may be affected by, among other factors, competitive wage pressure, minimum wage laws and general economic conditions.  If we experience competitive labor markets, either regionally or in general, we may have to increase our wages to attract and retain highly qualified team members, which could increase our selling, general and administrative expenses (“SG&A”) and adversely affect our operating income.  We compete with other retail and non-retail businesses for these employees and invest significant resources in training them.  There is no assurance that we will be able to attract or retain highly qualified team members to operate our business.

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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Any future adverse developments in the global banking system could directly or indirectly negatively impact our results of operations.
In addition, an economic downturn or investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or our customers or suppliers access to cash and liquidity resources could, among other risks, adversely impact our liquidity or ability to meet our operating demands or result in breaches of our financial and/or contractual obligations.
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
Governance Related to Cybersecurity Risks
Our chief information and digital officer (“CIDO”) is responsible for the strategic leadership and direction of the Company’s information technology organization. While at BJ’s, our current CIDO served as our chief digital officer and was responsible for our e-commerce and digital strategies. Prior to joining BJ’s in 2020, she served as vice president of online merchandising for a large home improvement retailer. She has also held various technology leadership roles at several other retail companies where she oversaw digital operations, including information security and data protection matters, along with other senior management positions during her career.
The CIDO and the VP of IT security and compliance regularly report to senior management and the board on the governance aspects of our data security program. The CIDO and the VP of IT security and compliance are also members of our information security steering committee, which is comprised of executives throughout the Company who oversee areas such as finance, operations, legal, human resources, strategy and development, digital, and commercial. This committee meets regularly to, as relevant, discuss oversight of the Company’s cybersecurity program, program enhancements and new risks or threats that the Company might be facing.
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
Item 2. Properties
We operated 263 warehouse club locations as of January 31, 2026, of which 210 are leased under long-term leases and 30 are owned. We own the buildings at the remaining 23 locations, which are subject to long-term ground leases. A listing of the number of Company locations in each state is shown under “Part I. Item 1. Business.”
The Company’s leases require long-term rental payments subject to various adjustments. Generally, the Company is required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales in excess of certain thresholds, or other factors. Many of the leases require escalating payments during the lease term. The initial primary term of the Company’s operating leases for properties ranges from 2 years to 44 years, with most of these leases having an initial primary term of approximately 20 years. The initial primary term of the Company’s finance leases for properties is 20 years.

Our home office, located in Marlborough, Massachusetts, is referred to as our “Club Support Center” and occupies a total of 188,000 square feet. The lease expires in 2042.
We operate three cross-dock distribution centers for non-perishable items and also have four perishable item distribution centers. Our cross-dock distribution centers for non-perishable items are leased under lease agreements expiring between 2031 and 2033, and range between 480,000 and 630,000 square feet in size. One of the perishable distribution centers is leased under a lease agreement expiring in 2028 and the remaining three facilities are owned. The perishable distribution centers range between 114,000 and 252,000 square feet in size.
The Company is constructing our fourth non-perishable distribution center, which will be located in Ohio. The new facility is expected to open in 2027. The new distribution center will expand our supply chain capacity and support our growing footprint.
We operate another cross-dock distribution center primarily for business-to-business transactions, which occupies a total of approximately 100,000 square feet. Our lease agreement for this center expires in 2029.
See “Note 6. Leases” of our consolidated financial statements included in this Annual Report on Form 10-K for additional information with respect to our leases.
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
Our common stock trades on the NYSE under the symbol “BJ”. As of the end of business on March 4, 2026, the trading price of our common stock closed at $99.98 per share.
Holders
As of March 4, 2026, there were approximately 4 record holders of our common stock. This number does not include beneficial owners whose shares were held in street name.
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
Performance Graph
The following graph illustrates a comparison of the cumulative total return on our common stock with the cumulative total return for (i) the S&P 500 Index and (ii) the S&P 500 Retail Index for the period from January 30, 2021 through January 31, 2026. The graph assumes an investment of $100 in our common stock and in each index at market close on January 30, 2021 and the reinvestment of all dividends. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock.

Performance Graph
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
January 30, 2021
January 29, 2022
January 28, 2023
February 3, 2024
February 1, 2025
January 31, 2026
BJ's Wholesale Club, Inc.
S&P 500
S&P 500 Retail

	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024	February 1, 2025	January 31, 2026
BJ’s Wholesale Club, Inc.	$100.00	$137.70	$165.68	$153.34	$235.44	$219.73
S&P 500	100.00	121.00	112.98	139.92	172.78	201.03
S&P 500 Retail	100.00	105.90	87.69	123.16	161.20	164.12

Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of our common stock during the fourth quarter of fiscal year 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)
November 2, 2025 - November 29, 2025	60,000	$90.32	60,000	$860,828
November 30, 2025 - January 3, 2026	834,000	92.37	834,000	783,793
January 4, 2026 - January 31, 2026	370,000	92.15	370,000	749,669
Total	1,264,000		1,264,000
(1)No shares of common stock were surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock and performance stock awards during the fourth quarter of fiscal year 2025. See “Note 12. Treasury Shares and Share Repurchase Programs” in the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)Excludes the impact of excise tax imposed on share repurchases pursuant to the Inflation Reduction Act.
(3)On November 18, 2024, the Company's board of directors approved a share repurchase program (the “2024 Repurchase Program”). The authorization allows the Company to repurchase up to $1.00 billion of its outstanding common stock and will expire in January 2029.
Recent Sales of Unregistered Securities
None.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of January 31, 2026, regarding our common stock that may be issued under the BJ’s Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the “2018 Incentive Award Plan”) and the BJ’s Wholesale Club Holdings, Inc. Employee Stock Purchase Plan.

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders
2018 Incentive Award Plan (1)	1,505,792	(2)	$20.52	(3)	4,343,682
ESPP (4)	—				3,157,918	(5)
Total equity compensation plans approved by stockholders	1,505,792				7,501,600
Equity compensation plans not approved by stockholders	—				—
Total equity compensation plans approved and not approved by stockholders	1,505,792				7,501,600
(1)In connection with our IPO, we adopted the 2018 Incentive Award Plan and will not make future grants or awards under any previously adopted equity incentive plan. The shares available for grant under the 2018 Incentive Award Plan includes 985,369 shares of common stock that, as of July 2, 2018, remained available for issuance, collectively, under the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc., as amended, and the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc., as amended.
(2)Includes (i) 479,758 shares of common stock issuable pursuant to restricted stock units outstanding, (ii) 521,318 shares of common stock issuable upon the exercise of outstanding options, and (iii) 504,716 shares of common stock issuable pursuant to performance stock units as of January 31, 2026.
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
Item 6. Reserved
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to promote understanding of the results of operations and financial condition of the Company and is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and related notes thereto included in Item 8. in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in “Item 1A. Risk Factors”.
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Accordingly, references herein to “fiscal year 2025” and “fiscal year 2024” relate to the 52 weeks ended January 31, 2026 and February 1, 2025, respectively, and references herein to “fiscal year 2023” relate to the 53 weeks ended February 3, 2024.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 263 large-format, high volume warehouse clubs and 199 gas stations spanning 21 states as of the date of this filing. In our originating New England market, which has high population density and generates a disproportionate part of U.S. GDP, we operate nearly three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our BOPIC service, curbside delivery, same-day delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for unlimited same-day deliveries over a one-year period. Additionally, members may use ExpressPay® to skip checkout lines when they shop in club and pay via their mobile devices.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have over 8 million members paying annual fees to gain access to savings on groceries, general merchandise, services, and gasoline. The annual membership fee for our Club membership is generally $60 and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, is generally $120. Prior to January 1, 2025, the Club and Club+ membership fees were $55 and $110 per year, respectively. We believe that members can save over ten times their $60 Club membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represent approximately 27% of our total net sales, excluding gasoline. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $499.8 million for fiscal year 2025.
Our business is subject to some seasonality. Historically, our business has generally realized a slightly higher portion of net sales and cash flows from operations in the second and fourth fiscal quarters, attributable primarily to the impact of the summer and year-end holiday season, respectively. Our quarterly results have been, and will continue to be, affected by the timing of new club openings and their associated pre-opening expenses. As a result of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.
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

Size and loyalty of membership base
The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for over 25 consecutive years and the quality of our membership mix is strong as evidenced by our higher tier penetration growth in fiscal year 2025. Our membership fee income totaled $499.8 million in fiscal year 2025. Our tenured membership renewal rate, a key indicator of membership engagement, satisfaction, and loyalty, was 90% at the end of fiscal year 2025.

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

Inflation and deflation trends
Our financial results can be directly impacted by substantial changes in product costs due to commodity cost fluctuations or general inflation, disinflation, or deflation, which could lead to a reduction in our sales, as well as greater margin pressure, as costs may not be able to be passed on to consumers. Changes in commodity prices and changes in inflation rates have impacted several categories of our business and may continue to do so. Inflationary volatility can be attributed to macro economic factors including supply chain disruptions, government stimulus, interest rates, tariffs, and other factors. In response to general inflationary volatility, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix, or increasing our pricing when necessary.

Results of Operations
Information pertaining to fiscal year 2024 was included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2025 in Part II. “Item 7. Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on March 14, 2025.
The following tables summarize key components of our results of operations for the periods indicated:

Statement of Operations Data	Fiscal Year Ended
(dollars in thousands, except per share amounts)	January 31, 2026	February 1, 2025
Net sales	$20,957,502	$20,045,329
Membership fee income	499,772	456,475
Total revenues	21,457,274	20,501,804
Cost of sales	17,457,652	16,737,378
Selling, general and administrative expenses	3,153,577	2,963,883
Pre-opening expenses	29,441	28,337
Operating income	816,604	772,206
Interest expense, net	42,393	51,359
Income before income taxes	774,211	720,847
Provision for income taxes	195,834	186,430
Net income	$578,377	$534,417

Weighted-average shares outstanding—basic	131,193	132,150
Basic EPS (a)	$4.41	$4.04

Weighted-average shares outstanding—diluted	132,066	133,605
Diluted EPS (a)	$4.38	$4.00

Operational Data:
Total clubs at end of period	263	250
Comparable club sales (b)	1.0%	2.5%
Merchandise comparable club sales (b)	2.6%	2.8%
Adjusted net income (b)	$581,311	$541,111
Adjusted EPS (b)	4.40	4.05
Adjusted EBITDA (b)	1,157,579	1,090,595
Net cash provided by operating activities	1,030,056	900,872
Adjusted free cash flow (b)	331,003	312,889
Membership renewal rate	90%	90%

(a) Basic and diluted EPS are calculated using net income.
(b) See “Fiscal Year 2025 Compared to Fiscal Year 2024,” “Non-GAAP Financial Measures” and “Liquidity and Capital Resources” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions.
Fiscal Year 2025 Compared to Fiscal Year 2024
Net Sales
Net sales are derived from direct retail sales to our customers, net of merchandise returns and discounts. Fluctuations in net sales are impacted by opening new clubs and gas stations and comparable club sales.
Net sales for fiscal year 2025 were $20.96 billion, a 4.6% increase from net sales reported for fiscal year 2024 of $20.05 billion. The increase was due primarily to traffic and unit growth, particularly in the perishables, grocery, and sundries division, as well as a net increase of thirteen clubs and gas stations from the prior year period, partially offset by a decrease in the average retail price-per-gallon of gasoline.
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
Various factors affect comparable club sales, including customer preferences and trends, product sourcing, promotional offerings and pricing, shopping frequency from new and existing members and the amount they spend on each visit, weather, and holiday shopping period timing and length. Sales comparisons can be influenced by certain factors that are beyond our control such as changes in the cost of gasoline and macro-economic factors such as inflation. The higher comparable club sales, the more we can leverage certain of our SG&A expenses, reducing them as a percentage of sales and enhancing profitability.

Fiscal Year Ended January 31, 2026
Merchandise comparable club sales	2.6%
Gasoline comparable sales	(1.6)%
Comparable club sales	1.0%
Merchandise comparable club sales represents comparable club sales from all merchandise other than our gasoline operations for the applicable period. Merchandise comparable club sales increased 2.6% in fiscal year 2025 compared to fiscal year 2024, driven by increased sales in the perishables, grocery, and sundries division of approximately 2.9% as well as increased sales of general merchandise and services of approximately 1.0%.
In the perishables, grocery, and sundries division, growth was led by fresh meat and produce, as well as dairy, nutrition, candy, and snack categories when compared to fiscal year 2024.
General merchandise and services exhibited growth during fiscal year 2025 compared to fiscal year 2024 due to strength in consumer electronics and apparel, partially offset by headwinds in large ticket discretionary items in home and seasonal categories.
The impact of gasoline sales is primarily the result of a decrease in retail prices year-over-year, partially offset by an increase in comparable gallons sold in fiscal year 2025 compared to fiscal year 2024, as well as a net increase of thirteen gas stations.

Membership fee income
Membership fee income was $499.8 million in fiscal year 2025, compared to $456.5 million in fiscal year 2024, a 9.5% increase. The increase was primarily driven by strength in membership acquisition, retention, and higher-tier membership penetration across both new and existing clubs, as well as the increase in annual membership fees, which became effective in January 2025.
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
Cost of sales was $17.46 billion, or 83.3% of net sales, in fiscal year 2025, compared to $16.74 billion, or 83.5% of net sales, in fiscal year 2024. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, remained flat compared to fiscal year 2024. The Company continues to manage the business to drive profitable growth across the broader merchandise assortment.

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
SG&A increased by 6.4% to $3.15 billion in fiscal year 2025 from $2.96 billion in fiscal year 2024. The year-over-year increase in SG&A was primarily driven by increased labor, occupancy, and operational costs mainly as a result of new club and gas station openings. Additionally, an increase in the number of owned clubs has resulted in increased depreciation expense year-over-year. In fiscal year 2024, the Company benefitted from the net impact of legal settlements reached of approximately $20 million, which contributed to a reduction in SG&A expenses compared to fiscal year 2025.
We remain focused on investing in member engagement, marketing, and digital strategies.
Pre-opening expenses
Pre-opening expenses include startup costs for new clubs and distribution centers and costs for relocated clubs. Expenses will vary based on the number of club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $29.4 million in fiscal year 2025 compared to $28.3 million in fiscal year 2024. Pre-opening expenses fluctuated due to timing of spend and the number of club openings year-over-year.
Interest expense, net
Interest expense, net was $42.4 million for fiscal year 2025 compared to $51.4 million for fiscal year 2024. The decrease was primarily due to fluctuations in outstanding borrowings and interest rates year-over-year, partially offset by an increase in interest expense on financing obligations related to failed sale-leaseback transactions.
Provision for income taxes
The Company’s effective income tax rate was 25.3% for fiscal year 2025 and 25.9% for fiscal year 2024. The decrease in the effective income tax rate was attributable to benefits recognized from the utilization of income tax credits, as well as increased current year research and development tax credits, partially offset by decreased tax benefits from stock-based compensation compared to the prior year period.

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

	Fiscal Year Ended
(in thousands, except per share amounts)	January 31, 2026	February 1, 2025
Net income as reported	$578,377	$534,417
Adjustments:
Charges related to debt (a)	—	870
Restructuring (b)	4,075	8,427
Tax impact of adjustments to net income (c)	(1,141)	(2,603)
Adjusted net income	$581,311	$541,111

Weighted-average diluted shares outstanding	132,066	133,605
Adjusted EPS (d)	$4.40	$4.05

(a)	Represents the expensing of fees, deferred fees, and original issue discount associated with the amendment of the senior secured first lien term loan.
(b)	Represents charges related to the restructuring of certain corporate and club functions including, costs for severance, retention, outplacement, consulting fees, and other third-party fees.
(c)	Represents the tax effect of the above adjustments at a statutory tax rate of approximately 28%.
(d)	Adjusted EPS is measured using weighted-average diluted shares outstanding.

Adjusted EBITDA
Adjusted EBITDA is defined as net income interest expense, net, provision for income taxes, and depreciation and amortization, adjusted for the impact of certain other items, including stock-based compensation expense, restructuring, and other adjustments.
The following is a reconciliation of our net income to adjusted EBITDA for the periods presented:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025
(In thousands)
Net income	$578,377	$534,417
Interest expense, net	42,393	51,359
Provision for income taxes	195,834	186,430
Depreciation and amortization	288,594	262,068
Stock-based compensation expense	47,200	47,798
Restructuring (a)	4,075	8,427
Other adjustments (b)	1,106	96
Adjusted EBITDA	$1,157,579	$1,090,595

(a)	Represents charges related to the restructuring of certain corporate and club functions, including costs for severance, retention, outplacement, consulting fees, and other third-party fees.
(b)	Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Revolving Facility. As of January 31, 2026, cash and cash equivalents totaled $46.2 million and we had $1.04 billion of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures, fund share repurchases, and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.
During fiscal year 2025, we repurchased 2,599,000 shares under the 2024 Repurchase Program for a total purchase price of $252.4 million, inclusive of associated costs. We continue to prioritize disciplined capital allocation, balancing reinvestment in growth and returns to share holders through share repurchases.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025
(In thousands)
Net cash provided by operating activities	$1,030,056	$900,872
Net cash used in investing activities	(702,344)	(589,566)
Net cash used in financing activities	(309,739)	(319,083)
Net increase (decrease) in cash and cash equivalents	$17,973	$(7,777)
Net Operating Cash Flows
Net cash provided by operating activities was $1.03 billion for fiscal year 2025, compared to $900.9 million for fiscal year 2024. The $129.2 million increase was primarily due to a $44.0 million increase in net income, inclusive of a $26.5 million increase in depreciation and amortization and a net increase in deferred income tax provisions of $26.3 million, partially offset by $35.5 million of additional operating lease and other activity primarily due to the timing of lease payments. Also impacting net operating cash flows were fluctuations in working capital, including a positive impact of $76.4 million related to accounts receivable due to timing of vendor and customer cash receipts and $16.7 million related to accrued expenses, primarily driven by timing of income tax payments and purchased tax credits, partially offset by timing of membership fee billings and changes in accrued incentive compensation. These positive working capital fluctuations were offset by $72.5 million related to prepaid expenses and other current assets, primarily driven by increases in income taxes receivable and payments related to advertising contracts, and $16.3 million related to accounts payable as a result of timing and volume of inventory purchases and vendor payments.
Our net cash from operating activities can fluctuate from period to period due to several factors, including: the timing and mix of sales, the timing of inventory purchases as the Company prepares for holiday seasons, lease-related activity, income tax and other payments.
Net Investing Cash Flows
Net cash used in investing activities was $702.3 million in fiscal year 2025, compared to $589.6 million in fiscal year 2024. The increase in cash used was primarily driven by an increase in capital spending of $114.1 million as we continue to execute on our growth strategy with new clubs in our pipeline and expanded supply chain capabilities.
Net Financing Cash Flows
Net cash used in financing activities in fiscal year 2025 was $309.7 million compared to $319.1 million in fiscal year 2024. The decrease in cash used was primarily due to an $89.0 million decrease in net payments on our ABL Revolving

Facility, partially offset a $67.2 million increase in the acquisition of treasury stock and a $13.3 million decrease in net cash received from stock option exercises.
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
The following is a reconciliation of our net cash provided by operating activities to adjusted free cash flow for the periods presented:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025
(In thousands)
Net cash provided by operating activities	$1,030,056	$900,872
Less: Additions to property and equipment, net of disposals	(702,048)	(587,983)
Plus: Proceeds from sale-leaseback transactions	2,995	—
Adjusted free cash flow	$331,003	$312,889
Adjusted free cash flow increased to $331.0 million for fiscal year 2025 compared to $312.9 million for fiscal year 2024. The increase is driven by higher cash flows from operating activities primarily due to higher net income and favorable fluctuations in working capital, partially offset by an increase in capital spending.
Debt and Borrowing Capacity
Our primary sources of borrowing capacity are the ABL Revolving Facility and the First Lien Term Loan, which are further discussed in “Note 7. Debt and Credit Arrangements” of our consolidated financial statements included in this Annual Report on Form 10-K.
On July 28, 2022, the Company entered into the ABL Revolving Facility with an ABL Revolving Commitment of $1.20 billion pursuant to that certain credit agreement with Bank of America, N.A., as administrative agent and collateral agent, and other lenders party thereto. The maturity date of the ABL Revolving Facility is July 28, 2027.
On November 4, 2024, the Company entered into the Fifth Amendment the First Lien Term Loan with Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent, and the lender party thereto.
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
As of January 31, 2026, there was $120.0 million outstanding in loans under the ABL Revolving Facility and $9.6 million in outstanding letters of credit. The interest rate on the revolving credit facility was 4.77%, and unused capacity was $1.04 billion.
As of January 31, 2026, the interest rate for the First Lien Term Loan was 5.43% and there was $400.0 million outstanding.
As of February 1, 2025, there was $175.0 million outstanding in loans under the ABL Revolving Facility and $11.1 million in outstanding letters of credit. The interest rate on the revolving credit facility was 5.41%.
As of February 1, 2025, the interest rate for the First Lien Term Loan was 6.08% and there was $400.0 million outstanding.

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
We also have cancellable and non-cancellable purchase obligations under purchase orders for merchandise inventory, agreements for capital items, gasoline, products and services used in our business, information technology, executive employment, transferable tax credits, and other agreements. As of January 31, 2026, we had a cash commitment of approximately $91 million, expected to be paid in the first half of fiscal year 2026, related to the purchase of transferable tax credits.
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
Recent Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies” of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding recently issued accounting pronouncements.
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
As of January 31, 2026, our total debt outstanding was $520.0 million, which included $120.0 million under our ABL Revolving Facility and $400.0 million under our First Lien Term Loan at interest rates of 4.77% and 5.43%, respectively. See “Note 7. Debt and Credit Arrangements” of our consolidated financial statements included in this Annual Report on Form 10-K for additional information. A 100 basis point change in prevailing market rates would cause annual interest costs to change by approximately $5.2 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BJ’s Wholesale Club Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BJ's Wholesale Club Holdings, Inc. and its subsidiaries (the “Company”) as of January 31, 2026 and February 1, 2025, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Workers’ Compensation and General Liability Reserves

As described in Notes 2, 16 and 17 to the consolidated financial statements, the Company is primarily self-insured for workers’ compensation and general liability claims. As of January 31, 2026, workers’ compensation and general liability reserves were a significant portion of insurance reserves of $117.7 million within other non-current liabilities and a significant portion of insurance reserves of $75.6 million within accrued expenses and other current liabilities. The reported reserves for workers’ compensation and general liability claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. The estimates are developed utilizing actuarial methods and are based on historical claims experience and other actuarial assumptions related to the loss development factors.

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
March 12, 2026

We have served as the Company’s auditor since 1996.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	January 31, 2026	February 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$46,245	$28,272
Accounts receivable, net	252,789	277,326
Merchandise inventories	1,555,471	1,508,988
Prepaid expenses and other current assets	135,584	64,374
Total current assets	1,990,089	1,878,960

Operating lease right-of-use assets, net	1,976,013	2,100,257
Property and equipment, net	2,364,552	1,897,604
Goodwill	1,008,816	1,008,816
Intangibles, net	95,462	101,109
Deferred income taxes	4,427	6,975
Other assets	71,116	71,584
Total assets	$7,510,475	$7,065,305
LIABILITIES
Current liabilities:
Short-term debt	$120,000	$175,000
Current portion of operating lease liabilities	209,249	192,528
Accounts payable	1,307,405	1,253,512
Accrued expenses and other current liabilities	1,033,579	913,042
Total current liabilities	2,670,233	2,534,082
Long-term operating lease liabilities	1,880,383	2,013,962
Long-term debt	399,099	398,807
Deferred income taxes	64,889	59,659
Other non-current liabilities	298,212	211,341
Total liabilities	5,312,816	5,217,851
Commitments and contingencies (see Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value; 5,000 shares authorized, no shares issued	—	—
Common stock; $0.01 par value; 300,000 shares authorized, 129,638 shares issued and outstanding at January 31, 2026; 148,965 shares issued and 131,638 shares outstanding at February 1, 2025	1,296	1,489
Additional paid-in capital	995,083	1,079,445
Retained earnings	1,201,207	1,702,648
Accumulated other comprehensive income	73	231
Treasury stock, at cost, no shares at January 31, 2026 and 17,327 shares at February 1, 2025	—	(936,359)
Total stockholders’ equity	2,197,659	1,847,454
Total liabilities and stockholders’ equity	$7,510,475	$7,065,305
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$20,957,502	$20,045,329	$19,548,011
Membership fee income	499,772	456,475	420,678
Total revenues	21,457,274	20,501,804	19,968,689
Cost of sales	17,457,652	16,737,378	16,326,129
Selling, general and administrative expenses	3,153,577	2,963,883	2,822,513
Pre-opening expenses	29,441	28,337	19,628
Operating income	816,604	772,206	800,419
Interest expense, net	42,393	51,359	64,527
Income from continuing operations before income taxes	774,211	720,847	735,892
Provision for income taxes	195,834	186,430	212,240
Income from continuing operations	578,377	534,417	523,652
Income from discontinued operations, net of income taxes	—	—	89
Net income	$578,377	$534,417	$523,741

Income per share attributable to common stockholders—basic:	$4.41	$4.04	$3.94
Income per share attributable to common stockholders—diluted:	$4.38	$4.00	$3.88

Weighted-average number of shares outstanding:
Basic	131,193	132,150	133,047
Diluted	132,066	133,605	135,118

Other comprehensive loss:
Postretirement medical plan adjustment, net of tax	$(158)	$(270)	$(548)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	(501)
Total other comprehensive loss	(158)	(270)	(1,049)
Total comprehensive income	$578,219	$534,147	$522,692
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amount in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 28, 2023	146,347	$1,463	$958,555	$644,490	$1,550	(12,444)	$(559,221)	$1,046,837
Net income	—	—	—	523,741	—	—	—	523,741
Other comprehensive loss, net of tax	—	—	—	—	(1,049)	—	—	(1,049)
Dividends paid	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	1,080	11	(11)	—	—	—	—	—
Common stock issued under ESPP	117	1	6,266	—	—	—	—	6,267
Stock-based compensation expense	—	—	39,021	—	—	—	—	39,021
Exercise of stock options	—	—	2,603	—	—	—	—	2,603
Acquisition of treasury stock	—	—	—	—	—	(2,332)	(158,544)	(158,544)
Balance, February 3, 2024	147,544	$1,475	$1,006,409	$1,168,231	$501	(14,776)	$(717,765)	$1,458,851
Net income	—	—	—	534,417	—	—	—	534,417
Other comprehensive loss, net of tax	—	—	—	—	(270)	—	—	(270)
Dividends paid	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	1,312	13	(13)	—	—	—	—	—
Common stock issued under ESPP	109	1	7,001	—	—	—	—	7,002
Stock-based compensation expense	—	—	47,798	—	—	—	—	47,798
Exercise of stock options	—	—	18,275	—	—	—	—	18,275
Acquisition of treasury stock	—	—	—	—	—	(2,551)	(218,594)	(218,594)
Balance, February 1, 2025	148,965	$1,489	$1,079,445	$1,702,648	$231	(17,327)	$(936,359)	$1,847,454
Net income	—	—	—	578,377	—	—	—	578,377
Other comprehensive loss, net of tax	—	—	—	—	(158)	—	—	(158)
Dividends paid	—	—	(25)	—	—	—	—	(25)
Common stock issued under stock incentive plans	810	8	(8)	—	—	—	—	—
Common stock issued under ESPP	114	1	8,655	—	—	—	—	8,656
Stock-based compensation expense	—	—	47,200	—	—	—	—	47,200
Exercise of stock options	—	—	5,014	—	—	—	—	5,014
Acquisition of treasury stock	—	—	—	—	—	(2,924)	(288,859)	(288,859)
Retirement of treasury stock	(20,251)	(202)	(145,198)	(1,079,818)	—	20,251	1,225,218	—
Balance, January 31, 2026	129,638	$1,296	$995,083	$1,201,207	$73	—	$—	$2,197,659
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$578,377	$534,417	$523,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288,594	262,068	227,696
Amortization of debt issuance costs and accretion of original issue discount	1,091	1,104	1,243
Debt extinguishment and refinancing charges	—	870	1,830
Stock-based compensation expense	47,200	47,798	39,021
Deferred income tax provision (benefit)	7,839	(18,493)	25,572
Changes in operating leases and other non-cash items	7,109	42,617	(21,655)
Increase (decrease) in cash due to changes in:
Accounts receivable, net	24,787	(51,629)	10,764
Merchandise inventories	(46,483)	(54,166)	(76,271)
Prepaid expenses and other current assets	(71,210)	1,265	(14,607)
Other assets	(2,427)	(10,919)	(13,684)
Accounts payable	53,893	70,231	(12,416)
Accrued expenses and other current liabilities	111,373	94,722	33,380
Other non-current liabilities	29,913	(19,013)	(5,731)
Net cash provided by operating activities	1,030,056	900,872	718,883
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(702,048)	(587,983)	(467,075)
Proceeds from sale-leaseback transactions	2,995	—	12,310
Other investing activities	(3,291)	(1,583)	—
Net cash used in investing activities	(702,344)	(589,566)	(454,765)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	27,000	305,041
Payments on long-term debt	—	(27,000)	(355,041)
Proceeds from revolving lines of credit	476,000	717,000	742,000
Payments on revolving lines of credit	(531,000)	(861,000)	(828,000)
Debt issuance costs paid	—	(800)	(1,722)
Net cash received from stock option exercises	5,014	18,275	2,603
Net cash received from ESPP	8,656	7,002	6,267
Acquisition of treasury stock	(286,787)	(219,632)	(155,180)
Proceeds from financing obligations	27,770	27,340	26,640
Other financing activities	(9,392)	(7,268)	(4,592)
Net cash used in financing activities	(309,739)	(319,083)	(261,984)
Net increase (decrease) in cash and cash equivalents	17,973	(7,777)	2,134
Cash and cash equivalents, beginning of period	28,272	36,049	33,915
Cash and cash equivalents, end of period	$46,245	$28,272	$36,049
Supplemental cash flow information:
Interest paid	$32,232	$42,538	$59,114
Non-cash financing and investing activities:
Property additions included in accrued expenses	61,404	38,400	38,516
Treasury stock repurchases included in accrued expenses	2,072	1,561	3,364
The accompanying notes are an integral part of the consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries (the “Company” or “BJ’s”) is a leading operator of membership warehouse clubs concentrated primarily in the eastern half of the United States. The Company provides a curated assortment focused on groceries, fresh foods, general merchandise, gasoline, and other ancillary services to deliver a differentiated shopping experience that is further enhanced by the Company's digital capabilities. As of January 31, 2026, BJ’s operated 263 warehouse clubs and 199 gas stations in 21 states.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company's business, as is common with the business of retailers generally, is subject to some seasonality. The Company’s net sales and cash flows have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
Fiscal Year
The Company follows the National Retail Federation's fiscal calendar and reports financial information on a 52- or 53-week year ending on the Saturday closest to January 31. Fiscal year 2025 (“2025”) consists of the 52 weeks ended January 31, 2026, fiscal year 2024 (“2024”) consists of the 52 weeks ended February 1, 2025, and fiscal year 2023 (“2023”) consists of the 53 weeks ended February 3, 2024. Fiscal year 2026 (“2026”) will consist of the 52 weeks ended January 30, 2027.
Use of Estimates
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
Concentration Risk
The Company's clubs are primarily located in the eastern half of the United States. Sales from the New York metropolitan area comprised approximately 23% of net sales in each of fiscal years 2025, 2024, and 2023, respectively.
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
Accounts Receivable
Accounts receivable consists primarily of credit card receivables and receivables from vendors related to rebates and coupons and is stated net of allowances for credit losses of $2.3 million and $2.1 million at January 31, 2026 and February 1,

2025, respectively. The determination of the allowance for credit losses is based on the Company's historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.
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
Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property and equipment which is not ready for its intended use is recorded as construction in progress. Buildings and improvements are generally depreciated over estimated useful lives of 33 years. Capitalizable costs related to the development of buildings is capitalized during the construction period. Leasehold costs and improvements are amortized over the shorter of the remaining lease term, which includes renewal periods that are reasonably assured, or the asset’s estimated useful life. Fixtures, equipment, and software are depreciated over their estimated useful lives, ranging from three to ten years.
Certain costs incurred in connection with developing or obtaining computer software for internal use are capitalized. Capitalized software costs are included in fixtures, equipment, and software and are amortized on a straight-line basis over the estimated useful life of the software, which is generally three years. Software costs not meeting the criteria for capitalization are expensed as incurred.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived trade name intangible assets are not subject to amortization. The Company assesses the recoverability of its goodwill and trade name annually in the fourth quarter or whenever events or changes in circumstances indicate they may be impaired. The Company has determined it has one reporting unit for goodwill impairment testing purposes and assessed the recoverability as of January 3, 2026.
The Company may assess its goodwill for impairment initially using a qualitative approach (“step zero”) to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative assessment for goodwill requires comparing the carrying value of a reporting unit, including goodwill, to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded to write down goodwill to its implied fair value and is recorded as a component of selling, general and administrative expenses (“SG&A”) in the consolidated statements of operations and comprehensive income. The Company assessed the recoverability of goodwill in fiscal years 2025, 2024 and 2023 and determined that there was no impairment.
The Company assesses the recoverability of its trade name whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of the trade name exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its estimated fair value as a component of SG&A. The Company assessed the recoverability of the BJ’s trade name and determined that its estimated fair value exceeded its carrying value and that no impairment was necessary in fiscal years 2025, 2024 or 2023.

Test for Recoverability of Long-Lived Assets
The Company reviews the realizability of long-lived assets whenever a triggering event occurs that indicates an impairment loss may have been incurred. Current and expected operating results, cash flows and other factors are considered in connection with management’s review. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of individual clubs and an allocation of consolidated net cash flows for long-lived assets not identifiable to individual clubs. Impairment losses are measured as the difference between the carrying amount and the estimated fair value of the assets being evaluated.
Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are placed in service, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized in leasehold improvements and depreciated over their useful lives. The Company’s asset retirement obligations primarily relate to the future removal of gasoline tanks, solar panels, and related assets installed at leased clubs. See “Note 15. Asset Retirement Obligations” for further information on the amounts accrued.
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
In the ordinary course of business, sales tax is collected at the time of purchase on items that are taxable in the respective jurisdiction. Sales tax is not included within net sales in the consolidated statements of operations and comprehensive income. Sales tax is recorded as a liability at the point-of-sale and subsequently remitted to the appropriate taxing authority.
Rewards programs
The Company’s Club+ program allows participating members to earn 2% cash back, up to a maximum of $500 per year, on qualified purchases made in BJ's clubs, on bjs.com, or in the BJ’s mobile app, a 5 cent-per-gallon discount at BJ's gas locations, and two free same-day deliveries. Cash back is in the form of electronic rewards issued to each member once $10 in rewards have been earned.
The Company's co-branded credit card program, known as the BJ's One and BJ's One+ program, allows cardholders the opportunity to earn up to 5% cash back on purchases made in BJ's clubs, on bjs.com, or in the BJ’s mobile app, and up to a 15 cent-per-gallon discount on gasoline when paying with a BJ's One or BJ's One+ Mastercard at BJ’s gas locations. BJ's One+ Mastercard cardholders also receive two free same-day deliveries if such benefit has not already been received under the Club+ program. Cash back is in the form of electronic rewards issued to each member monthly on the credit card statement date. Earned rewards on each of the Club+ and co-branded credit card programs do not expire.
The Company accounts for these transactions as multiple-element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of rewards in deferred revenue at the time the rewards are earned. Earned rewards may be redeemed on future purchases made at BJ’s. The Company recognizes revenue related to earned rewards when customers redeem such rewards as part of a purchase at one of the Company’s clubs, on bjs.com, or in the BJ’s mobile app. While the Company continues to honor all rewards presented for redemption, the likelihood of redemption is deemed to be remote for certain rewards due to historical experience, including after long periods of inactivity, and rewards being linked to expired or canceled memberships. In these circumstances, the Company recognizes revenue, or breakage, from unredeemed rewards. The Company earns monthly royalties under the BJ's One and BJ's One+ credit card programs related to the use of the BJ’s trade name and the issuance of rewards and gasoline discounts to cardholders. Royalty revenue is recognized based upon actual customer activities, such as reward redemptions, in the period in which the underlying activity occurs.
Membership
The Company charges a membership fee to its customers, which allows customers to shop in the Company’s clubs, on bjs.com, or in the BJ’s mobile app, and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally 12 months. In addition, members have access to other ancillary services, coupons, and promotions. As the Company has the obligation to provide access to its clubs, website, mobile app, and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. All membership fees and related membership revenues are recorded as membership fee income in the consolidated statements of operations and comprehensive income.
Gift Card Programs
The Company sells BJ’s gift cards that allow customers to redeem the cards for future purchases equal to the loaded value of the gift card. Revenue from gift card sales is recognized upon redemption of the gift cards and control of the purchased goods or services is transferred to the customer.
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
Extended warranties are also offered on certain types of products such as electronics, jewelry, and eyewear. These warranties are provided by a third party at fixed prices to the Company. No liability is retained to satisfy warranty claims under these arrangements. The Company is not the primary obligor under these warranties, and as such net revenue is recorded on these arrangements at the time of sale. Revenue from warranty sales is included in net sales in the consolidated statements of operations and comprehensive income.
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

The sales returns reserve, which reduces sales and cost of sales for the estimated impact of returns, was $5.4 million in each of fiscal years 2025, 2024, and 2023. Actual sales returns were $223.4 million, $221.7 million, and $220.7 million in fiscal years 2025, 2024, and 2023, respectively.
Discounts given to customers are usually in the form of coupons and instant markdowns and are recognized as redeemed and recorded as a reduction of revenue, as they are part of the transaction price of the merchandise sale.
Agent Relationships
The Company enters into certain agreements with service providers that offer goods and services to the Company’s members. These service providers sell goods and services including home improvement services, travel, and cell phones to the Company’s customers. In exchange, the Company receives payments in the form of commissions and other fees. The Company evaluates the relevant criteria to determine whether the Company is the principal or agent in these contracts with customers, in determining whether it is appropriate in these arrangements to record the gross amount of merchandise sales and related costs, or the net amount earned as commissions. When the Company is considered the principal in a transaction, revenue is recorded gross; otherwise, revenue is recorded on a net basis. Commissions received from these service providers are considered variable consideration and are constrained until the third-party customer makes a purchase from one of the service providers.
Judgments
For arrangements that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation on a relative standalone selling price basis.
Policy Elections
In addition to those previously disclosed, the Company made the following accounting policy elections and practical expedients:
•The Company uses the portfolio approach when multiple contracts or performance obligations are involved in the determination of revenue recognition.
•The Company excludes from the transaction price any taxes collected from customers that are remitted to taxing authorities.
•Costs incurred by the Company before the customer obtains control of goods are deemed to be fulfillment costs. Amounts charged to customers by the Company for shipping and handling related to same-day delivery and traditional ship-to-home service are included in net sales in the consolidated statements of operations and comprehensive income when control of the merchandise is transferred to the customer. Amounts charged to the Company by third parties performing the delivery services are included in cost of sales in the consolidated statements of operations and comprehensive income when the delivery services are performed.
•The Company’s payment terms are less than one year from the transfer of goods. Therefore, the Company does not adjust promised amounts of consideration for the effects of the time value of money.
•The Company does not disclose the aggregate amount of the transaction price allocated to remaining performance obligations for contracts that are one year or less in term. Additionally, the Company does not disclose the aggregate amount of the transaction price allocated to remaining performance obligations when the transaction price is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a good or service that forms part of a series of distinct goods or services.
Cost of Sales
The Company’s cost of sales includes the direct costs of merchandise and gasoline, which includes customs, tariffs, taxes, duties and inbound shipping costs, inventory shrinkage and adjustments and reserves for excess, aged and obsolete inventory. Cost of goods sold also includes certain distribution center costs and allocations of certain indirect costs, such as occupancy, depreciation, amortization, labor, and benefits.

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
Right-of-use assets (“lease assets”) represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, which reflect options to extend or terminate the lease when it is reasonably certain those options will be exercised. Options to extend have varying rates and terms for each lease. Generally, the Company’s leases do not provide a readily determinable implicit rate, and therefore, the Company uses a collateralized incremental borrowing rate (“IBR”) as of the lease commencement date to determine the present value of lease payments. The IBR is based on a yield curve that approximates the Company’s credit rating and market risk profile. The lease asset also reflects any prepaid rent, initial direct costs incurred, and lease incentives received.
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
Advertising Expenses
Advertising expenses generally consist of efforts to acquire new members and media advertising (some of which is vendor-funded). The Company expenses advertising as incurred as a component of SG&A. Advertising expenses were $143.1 million, $126.6 million, and $121.1 million in fiscal years 2025, 2024 and 2023, respectively.
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
The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) and its value is determined by the market price on the NYSE. See “Note 11. Stock Incentive Plans” for additional description of the accounting for stock-based awards.
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
Comprehensive Income
Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with equity holders, and would normally be recorded in the consolidated statements of stockholders’ equity and the consolidated statements of operations and comprehensive income. Other comprehensive loss consists of postretirement medical plan adjustments.
Treasury Stock
The Company accounts for treasury stock under the cost method based on the fair market value of the shares on the dates of repurchase plus any direct costs incurred. Treasury stock is presented as a reduction to stockholders’ equity and is included in authorized and issued shares but excluded from outstanding shares.
Beginning in fiscal year 2025, the Company adopted a resolution of the board of directors to retire treasury shares on a quarterly basis. Upon retirement, the Company reduces common stock and additional paid-in capital by an amount equal to the original issuance price of the shares with any excess of the repurchase price allocated to retained earnings. Retired shares are accounted for as authorized but unissued shares.
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
Recently Issued Accounting Pronouncements and Policies
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on the notes to the audited consolidated financial statements, as ASU 2024-03 will not impact the

Company’s consolidated balance sheets, statements of operations and comprehensive income, statements of stockholders’ equity, or statements of cash flows.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development, and removing the previous “development stage” model to determine when costs are able to be capitalized. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted. The Company may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements which serves to clarify, correct errors, or make minor improvements to various topics within the Codification. Generally, the amendments in this ASU are not intended to result in significant changes to current accounting principles. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods. Early adoption is permitted, and entities may elect to adopt the amendments on an issue-by-issue basis. The Company is currently evaluating the amendments within ASU 2025-12 and determining the impact that this guidance will have on our consolidated financial statements and disclosures.
Recently Adopted Accounting Pronouncements and Policies
In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to disclose, on an annual basis, a tabular tax rate reconciliation, using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory tax, further broken out by nature and/or jurisdiction. ASU 2023-09 requires all entities to disclose, on an annual basis, the amount of income taxes paid (net of refunds received), disaggregated between federal, state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The disclosure requirements are effective for fiscal years beginning after December 15, 2024, and can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements.
The Company adopted ASU 2023-09 on a retrospective basis as of and for the fiscal year ended January 31, 2026. The adoption of ASU 2023-09 did not impact the Company’s consolidated balance sheets, statements of operations and comprehensive income, statements of stockholders’ equity, or statements of cash flows, but it did result in additional disclosures within the notes to the audited consolidated financial statements. In accordance with the retrospective adoption, the Company has revised certain prior period comparative income tax disclosures presented herein to conform to the new disclosure requirements within ASU 2023-09. These revisions include presentation of expanded tabular disclosures for the effective tax rate reconciliation as well as additional disaggregation of income taxes paid by jurisdiction for fiscal years 2024 and 2023. Refer to “Note 13. Income Taxes” for applicable disclosures.
3.    Related Party Transactions
The Company did not have any material related party transactions during fiscal years 2025, 2024, or 2023.

4.    Revenue Recognition
Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods) or services. Refer to “Note 2. Summary of Significant Accounting Policies” for a description of the Company's performance obligations including net sales, rewards programs, membership, and gift card programs.
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
The following table summarizes the Company's deferred revenue balance related to outstanding performance obligations for contracts with customers, excluding earned rewards which are noted below (in thousands):

	January 31, 2026	February 1, 2025
Current:
Rewards programs:
Royalty revenue	$10,572	$9,972
Co-brand initiatives	2,910	4,082
Total rewards programs	13,482	14,054
Membership	240,643	253,262
Gift card program	18,252	16,778
E-commerce sales	9,059	7,839
Long-term:
Rewards programs:
Co-brand initiatives	2,324	3,139
Total deferred revenue	$283,760	$295,072
The following table presents deferred revenue activity related to earned rewards (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025
Earned rewards balance, beginning of period	$57,474	$49,135
Rewards earned	370,559	326,261
Revenue recognized on rewards	(356,606)	(317,922)
Earned rewards balance, end of period	$71,427	$57,474
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

The following table summarizes the Company's revenue recognized during the period that was included in the opening deferred balance, excluding earned rewards, as of February 1, 2025 and February 3, 2024 (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025
Rewards programs:
Royalty revenue	$9,972	$4,593
Co-brand initiatives	3,852	3,545
Total rewards programs	13,824	8,138
Membership	253,262	231,440
Gift card program	5,019	5,109
E-commerce sales	7,839	6,757
Total revenue	$279,944	$251,444
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
Disaggregation of Revenue
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Perishables, Grocery, and Sundries	72%	71%	70%
General Merchandise and Services	11%	11%	11%
Gasoline and Other	17%	18%	19%
5.    Property and Equipment, Net
The following table summarizes the Company's property and equipment as of January 31, 2026 and February 1, 2025 (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025
Land and buildings	$1,464,008	$1,110,101
Leasehold costs and improvements	359,531	329,401
Fixtures, equipment, and software	1,842,848	1,609,273
Construction in progress	257,618	190,263
Total property and equipment, gross	3,924,005	3,239,038
Less: accumulated depreciation and amortization	(1,559,453)	(1,341,434)
Total property and equipment, net	$2,364,552	$1,897,604
Depreciation expense was $282.9 million, $255.5 million, and $219.8 million in fiscal years 2025, 2024, and 2023, respectively.

6.    Leases
The Company has operating and finance leases for certain of the Company's clubs, transportation vehicles, and equipment; and operating leases for certain distribution centers, stand-alone gas stations, and the Club Support Center.
The initial primary term of the Company’s operating leases ranges from 2 years to 44 years, with most of these leases having an initial term of 20 years. The initial primary term of the Company’s finance leases ranges from 3 years to 20 years, with most of these leases having an initial term of 7 years.
The following table summarizes the Company’s finance and operating lease assets and lease liabilities as of January 31, 2026 and February 1, 2025 (in thousands):

	January 31, 2026	February 1, 2025	Consolidated Balance Sheet Classification
Assets:
Operating lease assets	$1,976,013	$2,100,257	Operating lease right-of-use assets, net
Finance lease assets	77,245	45,550	Property and equipment, net
Less: finance lease amortization	(27,330)	(17,422)	Property and equipment, net
Total lease assets	$2,025,928	$2,128,385
Liabilities:
Current:
Operating lease liabilities	$209,249	$192,528	Current portion of operating lease liabilities
Finance lease liabilities	12,291	8,288	Accrued expenses and other current liabilities
Long-term:
Operating lease liabilities	1,880,383	2,013,962	Long-term operating lease liabilities
Finance lease liabilities	37,748	19,916	Other non-current liabilities
Total lease liabilities	$2,139,671	$2,234,694
The following table is a summary of the components of net lease costs for fiscal years 2025, 2024, and 2023 (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Finance lease cost:
Amortization of lease assets (a)	$9,908	$8,156	$4,350
Interest on lease liabilities (b)	3,615	3,692	3,206
Total finance lease costs	13,523	11,848	7,556
Operating lease cost (a)	370,659	370,727	360,369
Variable lease cost (a)	15,299	11,136	6,775
Sublease income (a)	(884)	(1,244)	(2,104)
Net lease costs	$398,597	$392,467	$372,596
(a) Amortization of finance lease assets, operating lease cost, variable lease cost, and sublease income are primarily included in SG&A expenses in the consolidated statements of operations and comprehensive income. Variable lease cost primarily consists of increases in rental payments based on an index, as well as the cost of leases with an initial term of twelve months or less.
(b) Interest recognized on finance lease liabilities is included in interest expense, net in the consolidated statements of operations and comprehensive income.

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of January 31, 2026 and February 1, 2025 were as follows:

	January 31, 2026	February 1, 2025
Weighted-average remaining lease term (in years) - operating leases	11.1	11.5
Weighted-average remaining lease term (in years) - finance leases	5.8	7.4
Weighted-average discount rate - operating leases	7.9%	8.0%
Weighted-average discount rate - finance leases	9.5%	13.0%
Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Operating cash flows paid for operating leases	$358,987	$328,239	$380,340
Operating cash flows paid for interest portion of finance leases	3,615	3,692	3,206
Financing cash flows paid for principal portion of finance leases	9,408	7,242	3,061
Supplemental cash flow information related to lease assets and lease liabilities were as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Operating lease liabilities arising from obtaining right-of-use assets and other non-cash lease-related operating items	$75,375	$150,035	$177,187
Financing lease liabilities arising from obtaining right-of-use assets	31,203	758	22,135
Future lease commitments to be paid by the Company as of January 31, 2026 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2026	$359,433	$16,168
2027	355,907	16,047
2028	340,436	8,281
2029	324,130	6,730
2030	292,679	6,093
Thereafter	1,557,747	11,536
Total future minimum lease payments	3,230,332	64,855
Less: imputed interest	(1,140,700)	(14,816)
Present value of lease liabilities	$2,089,632	$50,039
As of January 31, 2026, the Company had certain executed real estate and gas station leases that have not yet commenced and therefore are not reflected in the tables above. These leases are expected to commence primarily in fiscal year 2026 with lease terms ranging from 5 years to 25 years years. We estimate future lease commitments for these leases to be approximately $561.0 million.

Sale-leaseback Transactions
During fiscal years 2025 and 2023, the Company completed one and two sale-leaseback transactions for buildings constructed by the Company on land owned by the buyer-lessors, respectively. In connection with these transactions, the Company sold assets with total fair values of $12.7 million and $26.2 million, and received proceeds of $9.0 million and $18.5 million for fiscal years 2025 and 2023, respectively. Cash received in connection with these transactions is included in proceeds from sale-leaseback transactions in the consolidated statements of cash flows and totaled $3.0 million and $12.3 million in fiscal years 2025 and 2023, respectively, while the remainder of the cash consideration was received in prior periods. The difference between the fair value of assets sold and proceeds received was deemed prepaid rent and included in the operating lease asset at lease commencement. There were no sale-leaseback transactions completed during fiscal year 2024.

Failed Sale-leaseback Transactions
During fiscal years 2025, 2024, and 2023, the Company constructed four, one, and three buildings, respectively, on land owned by certain of the Company’s lessors. The associated leases, which each have an initial term of 20 years, were deemed to be financing leases, resulting in the Company accounting for the transactions as failed sale-leasebacks.
The net book value of the associated building assets is included in property and equipment, net in the consolidated balance sheets. The current portion of the financing obligations is included in accrued expenses and other current liabilities, while the long-term portion is included in other non-current liabilities in the consolidated balance sheets. Cash received in connection with the transactions is included in proceeds from financing obligations in the consolidated statements of cash flows. Interest expense incurred as a result of the financing obligations is included in interest expense, net in the consolidated statements of operations and comprehensive income.
In connection with the fiscal year 2025 transactions, the Company recorded financing obligations totaling $36.3 million, which represented total cash received, of which $20.7 million was received during fiscal year 2025 and the remainder of which was received in prior periods.
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
Operating cash flows paid for the interest portion of failed sale-leasebacks totaled $5.9 million, $3.1 million, and $0.9 million for fiscal years 2025, 2024, and 2023, respectively.
7.    Debt and Credit Arrangements
Debt consisted of the following at January 31, 2026 and February 1, 2025 (in thousands):

	January 31, 2026	February 1, 2025
ABL Revolving Facility	$120,000	$175,000
First Lien Term Loan	400,000	400,000
Unamortized original issue discount and debt issuance costs	(901)	(1,193)
Less: Short-term debt	(120,000)	(175,000)
Long-term debt	$399,099	$398,807
ABL Revolving Facility
On July 28, 2022, the Company entered into the ABL Revolving Facility with an ABL Revolving Commitment of $1.20 billion pursuant to that certain credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and the other lenders party thereto. The maturity date of the ABL Revolving Facility is July 28, 2027.
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
As of January 31, 2026, there was $120.0 million outstanding in loans under the ABL Revolving Facility and $9.6 million in outstanding letters of credit. The interest rate on the revolving credit facility was 4.77%, and unused capacity was $1.04 billion.
As of February 1, 2025, there was $175.0 million outstanding in loans under the ABL Revolving Facility and $11.1 million in outstanding letters of credit. The interest rate on the revolving credit facility was 5.41%.
First Lien Term Loan
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
Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. As of January 31, 2026, the Company's net leverage ratio did not exceed 3.50 to 1.00, and therefore, no incremental principal payments were required. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain “fixed assets” of the Company and on a junior basis by certain “liquid” assets of the Company.
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
As of January 31, 2026 and February 1, 2025, there was $400.0 million outstanding under the First Lien Term Loan. The interest rate was 5.43% and 6.08% as of January 31, 2026 and February 1, 2025, respectively.
Future minimum payments
Scheduled future minimum principal payments on long-term debt, which excludes short-term borrowings on the ABL Revolving Facility, are as follows as of January 31, 2026 (in thousands):

Fiscal Year:	Principal Payments
2026	$—
2027	—
2028	400,000
2029	—
2030	—
Thereafter	—
Total	$400,000

8.    Interest Expense, Net
The following table details the components of interest expense (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Interest on debt	$31,934	$42,723	$58,197
Interest on financing obligations	9,541	6,826	4,152
Amortization of debt issuance costs and accretion of original issue discount	1,091	1,104	1,243
Debt extinguishment and refinancing charges	—	870	1,830
Other	(173)	(164)	(895)
Interest expense, net	$42,393	$51,359	$64,527

9.    Goodwill and Intangible Assets
The carrying value of goodwill was $1.01 billion as of each of January 31, 2026 and February 1, 2025. No impairments were recorded in fiscal years 2025, 2024, or 2023, as a result of the annual goodwill impairment tests performed.
Intangible assets consist of the following (in thousands):

	January 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,100	(240,138)	4,962
Private label brands	8,500	(8,500)	—
Total intangible assets	$344,100	$(248,638)	$95,462

	February 1, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Not Subject to Amortization:
BJ’s trade name	$90,500	$—	$90,500

Intangible Assets Subject to Amortization:
Member relationships	245,100	(234,491)	10,609
Private label brands	8,500	(8,500)	—
Total intangible assets	$344,100	$(242,991)	$101,109
The Company records amortization expense of intangible assets as a component of SG&A. Member relationships are amortized over 15.3 years and private label brands were amortized over 12 years. Member relationships will be amortized primarily through fiscal year 2026.

The Company recorded amortization expense of $5.6 million, $6.5 million and $7.9 million for fiscal years 2025, 2024, and 2023, respectively. The Company estimates that amortization expense related to intangible assets will be as follows in each of the next five fiscal years (in thousands):

Fiscal Year	Amortization Expense
2026	$4,894
2027	7
2028	7
2029	7
2030	7
Thereafter	40
Total	$4,962

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
11.    Stock Incentive Plans
On June 13, 2018, the Company’s board of directors adopted, and its stockholders approved, the BJ’s Wholesale Club Holdings, Inc. 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan provides for the grant of stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, stock appreciation rights, and cash awards. Prior to the adoption of the 2018 Plan, the Company granted stock-based compensation to employees and non-employee directors, respectively, under the Fourth Amended and Restated 2011 Stock Option Plan of BJ’s Wholesale Club Holdings, Inc., as amended (the “2011 Plan”), and the 2012 Director Stock Option Plan of BJ’s Wholesale Club Holdings, Inc., as amended (the “2012 Director Plan”). No further grants will be made under 2011 Plan or the 2012 Director Plan.
The 2018 Plan authorizes the issuance of 13,148,058 shares, including 985,369 shares that were reserved but not issued under the 2011 Plan and the 2012 Director Plan. If an award under the 2018 Plan, 2011 Plan, or 2012 Director Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2018 Plan. Additionally, shares tendered or withheld to satisfy grant or exercise price, or tax withholding obligations associated with an award under the 2018 Plan, the 2011 Plan, or the 2012 Director Plan will be added to the shares authorized for grant under the 2018 Plan. The following shares may not be used again for grant under the 2018 Plan: (1) shares subject to a stock appreciation right (“SAR”), that are not issued in connection with the stock settlement of the SAR on its exercise and (2) shares purchased on the open market with the cash proceeds from the exercise of options under the 2018 Plan, 2011 Plan, or 2012 Director Plan. As of January 31, 2026, there were 4,343,682 shares available for future issuance under the 2018 Plan.
The Company recognized $47.2 million, $47.8 million, and $39.0 million of total stock-based compensation expense for fiscal years 2025, 2024, and 2023, respectively, inclusive of expense related to the ESPP. As of January 31, 2026, there was approximately $66.3 million of unrecognized compensation cost, all of which is expected to be recognized over the next three years.

Stock option awards were generally granted with a vesting period of three years. All options have a contractual term of ten years. No options were granted during fiscal years 2025, 2024, or 2023.
Presented below is a summary of the stock option activity and weighted-average exercise prices for the fiscal year ended January 31, 2026:

(Options in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life (in years)
Outstanding, beginning of period	821	$19.14
Exercised	(299)	16.74
Outstanding, vested, and exercisable, end of period	522	20.52	2.8
The total intrinsic value of options exercised in fiscal years 2025, 2024 and 2023 was $29.1 million, $54.0 million, and $7.2 million, respectively. The Company received a tax benefit related to these option exercises of approximately $8.1 million, $15.1 million, and $2.0 million in fiscal years 2025, 2024, and 2023, respectively. As of January 31, 2026, the total intrinsic value of options outstanding, vested, and exercisable was $37.5 million.
Presented below is a summary of our non-vested restricted shares, restricted stock units, and performance stock units and weighted-average grant-date fair values for the fiscal year ended January 31, 2026:

	Restricted Stock		Restricted Stock Units		Performance Stock Units
(Shares in thousands)	Shares	Weighted-average Grant-Date Fair Value	Shares	Weighted-average Grant-Date Fair Value	Shares (a)	Weighted-average Grant-Date Fair Value
Outstanding, beginning of period	291	$73.78	368	$75.43	628	$69.53
Granted(b)	5	107.79	298	111.73	341	114.88
Forfeited	(16)	73.81	(53)	92.22	(74)	87.78
Vested	(187)	71.82	(133)	76.56	(388)	62.44
Outstanding, end of period	93	78.15	480	95.76	507	84.56
(a) Shares outstanding reflect a 100% payout. However, the actual payout for the remaining performance stock unit awards granted in fiscal year 2021 and performance stock unit awards granted in fiscal year 2023 is expected to be 200% and 92%, respectively, all of which will vest in fiscal year 2026. Actual payout for the performance stock unit awards granted in each of fiscal years 2024 and 2025, which vest in fiscal year 2027 and 2028, respectively, could be below 100% or up to 300%.
(b) Includes 175 incremental performance stock unit awards granted in fiscal years 2021 and 2022 with a weighted-average grant date fair value of $61.89, that vested in fiscal year 2025 at greater than 100% of target payout based on performance.
The fair value as of the vesting date was $21.4 million, $15.2 million and $43.0 million for restricted stock, restricted stock units, and performance stock units, respectively.
2018 Employee Stock Purchase Plan
On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective July 1, 2018. The aggregate number of shares of common stock reserved for issuance under the ESPP is equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the board of directors. The amount of expense recognized related to the ESPP in the fiscal years 2025, 2024, and 2023, was $2.0 million, $1.6 million and $1.4 million, respectively. As of January 31, 2026, there were 3,157,918 shares available for issuance under the ESPP.

12.    Treasury Shares and Share Repurchase Programs
Treasury Shares Acquired on Stock-Based Awards
Shares reacquired to satisfy tax withholding obligations upon the vesting of restricted stock awards and performance stock awards in fiscal years 2025, 2024, and 2023 were 324,210 shares, 369,327 shares, and 373,875 shares, respectively. These reacquired shares were recorded as $36.4 million, $27.7 million, and $28.3 million of treasury stock in fiscal years 2025, 2024, and 2023, respectively.
Share Repurchase Programs
On November 16, 2021, the Company’s board of directors approved a share repurchase program (the “2021 Repurchase Program”), that allowed the Company to repurchase up to $500.0 million of its outstanding common stock. The 2021 Repurchase Program expired in January 2025, with the Company utilizing the entire authorization of $500.0 million.
On November 18, 2024, the Company's board of directors approved a new share repurchase program (the “2024 Repurchase Program”) that allows the Company to repurchase up to an additional $1.00 billion of its outstanding common stock from time to time as market conditions warrant. The 2024 Repurchase Program was effective on February 1, 2025 and expires in January 2029. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements, market conditions, and other corporate liquidity requirements and priorities. The Company initiated the 2021 Repurchase Program and the 2024 Repurchase Program to mitigate potentially dilutive effects of stock awards granted by the Company, in addition to enhancing shareholder value.
The Company repurchased 2,599,000 shares for $252.4 million under the 2024 Repurchase Program during fiscal year 2025. The Company repurchased 2,181,885 and 1,958,218 shares for $190.9 million and $130.2 million under the 2021 Repurchase Program during fiscal years 2024 and 2023, respectively. The Company accounts for treasury stock under the cost method based on the fair market value of the shares on the dates of repurchase plus any direct costs incurred.
As of January 31, 2026, $749.7 million remained available to purchase under the 2024 Repurchase Program.
Retirement of Treasury Shares
During fiscal year 2025, the Company retired 20,250,740 shares of treasury stock, which represented the cumulative number of shares held in the Company’s treasury due to acquisitions during the current and prior periods. The retirement of these shares resulted in decreases in treasury stock, retained earnings, and additional paid-in capital of $1.23 billion, $1.08 billion, and $145.2 million, respectively. There were no share retirements during fiscal years 2024 or 2023.

13.    Income Taxes
The provision for income taxes from continuing operations includes the following (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Federal:
Current	$126,475	$146,882	$126,805
Deferred	5,272	(15,603)	18,024
State:
Current	61,520	58,041	59,863
Deferred	2,567	(2,890)	7,548
Total income tax provision	$195,834	$186,430	$212,240

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	January 31, 2026		February 1, 2025		February 3, 2024
Statutory federal income tax rates	$162,584	21.0%	$151,378	21.0%	$154,563	21.0%
Domestic federal reconciling items:
Tax credits	(2,927)	(0.4)	(2,363)	(0.3)	(3,407)	(0.5)
Nontaxable and nondeductible items, net
Share-based payment awards	(8,879)	(1.1)	(11,834)	(1.6)	(4,414)	(0.6)
Gains on transferable tax credits(a)	(8,705)	(1.1)	—	—	—	—
Other nontaxable and nondeductible items, net	6,262	0.8	7,092	1.0	14,507	2.0
Changes in unrecognized tax benefits(b)	14	0.0	(56)	0.0	(10)	0.0
Other	(3,242)	(0.4)	(1,357)	(0.2)	(2,263)	(0.3)
Domestic state and local income taxes, net of federal effect(c)	50,727	6.5	43,570	6.0	53,264	7.2
Effective income tax	$195,834	25.3%	$186,430	25.9%	$212,240	28.8%

(a) The domestic federal income tax benefit associated with the discount on transferable tax credits is included herein.
(b) The Company has elected to classify interest and penalties as income taxes as permitted by ASC 740-10-45-25. The related amounts recognized are included herein.
(c) The jurisdictions that contribute to the majority of the tax effect in this category are New York, New Jersey, Massachusetts, and Florida.
Cash taxes paid may vary from the income tax expense reported in the consolidated statements of operations and comprehensive income due to differences between the timing of tax payments and the recognition of tax expense, the impact of deferred taxes, changes in tax reserves, and other non-cash tax items.
The table below presents the income taxes paid, net of refunds received, by jurisdiction (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
US federal income taxes paid(a)	$99,900	$139,100	$127,500
US state and local income taxes paid
New York	12,300	10,600	11,100
New Jersey	11,000	*	*
Massachusetts	*	*	11,700
Other	41,200	41,670	48,259
Total US state and local income taxes paid	64,500	52,270	71,059
Total income taxes paid	$164,400	$191,370	$198,559

(a) Includes $41.7 million paid to a third party for transferable tax credits during fiscal year 2025.
* The disclosure threshold was applied separately to each year. Amounts for these jurisdictions were not subject to the threshold for the period presented.

Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2026 and February 1, 2025 are as follows (in thousands):

	January 31, 2026	February 1, 2025
Deferred tax assets:
Operating lease liability	$575,345	$615,385
Self-insurance reserves	48,077	43,588
Compensation and benefits	13,926	12,968
Financing obligations	8,486	8,193
Environment clean up reserve	7,142	6,574
Startup costs	979	1,480
Other	22,743	23,875
Total deferred tax assets	$676,698	$712,063

Deferred tax liabilities:
Operating lease right-of-use assets	$544,061	$585,756
Property and equipment	147,139	134,955
Intangible assets	32,092	32,506
Debt costs	112	165
Other	13,756	11,365
Total deferred tax liabilities	737,160	764,747
Net deferred tax liabilities	$(60,462)	$(52,684)
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025
Balance, beginning of period	$2,591	$2,867
Decreases for tax positions taken during prior years	—	(69)
Additions for tax positions taken during the current year	460	136
Settlements	—	(245)
Lapses in statute of limitations	(82)	(98)
Balance, end of period	$2,969	$2,591
The total amount of unrecognized tax benefits, reflective of federal tax benefits at January 31, 2026 and February 1, 2025 that, if recognized, would favorably affect the effective tax rate was $3.0 million and $2.6 million, respectively.
The Company’s tax years from 2021 forward remain open and are subject to examination by the Internal Revenue Service or various state taxing jurisdictions.
The Company classifies interest expense and any penalties related to income tax uncertainties as a component of income tax expense. The Company recognized an immaterial amount of expense for each of fiscal years 2025, 2024, and 2023, respectively. As of January 31, 2026 and February 1, 2025, the Company had $0.2 million of accrued interest related to income tax uncertainties.
On July 4, 2025, new legislation, commonly known as the One Big Beautiful Bill Act (the “Act”), was signed into law. Among other provisions, the Act reestablished and made permanent 100% initial-year bonus depreciation on qualifying property, as well as the immediate deduction for domestic research and development expenses. The Company has quantified the impact of the Act to our financial statements and has reflected the effects within the consolidated financial statements for fiscal year 2025.
14.    Retirement Plans
Under the Company's 401(k) savings plans, participating employees may make pretax and/or Roth contributions up to 50% of covered compensation subject to federal limits. The Company matches employee contributions at 50% of the first six percent of covered compensation. The Company’s expense under these plans was $16.0 million, $14.2 million and $15.2 million for fiscal years 2025, 2024, and 2023, respectively.
The Company had a non-contributory defined contribution retirement plan for certain key employees, which was terminated in fiscal year 2023. Under this plan, the Company funded annual retirement contributions for the designated participants on an after-tax basis. The Company’s contributions equaled approximately 5% of the participants’ base salary. Historically, participants became fully vested in their contribution accounts at the end of the fiscal year in which they completed four full fiscal years of service. Upon termination of the plan, all remaining contributions became fully vested. Expense under this plan was $0.5 million in fiscal year 2023. The remaining $2.2 million due to participants was fully settled during fiscal year 2024.
Effective January 1, 2024, the Company offers certain qualifying individuals the ability to participate in the NQDC Plan. The NQDC Plan allows employees to defer up to 50% of the participant's annual base salary as well as up to 100% of any annual bonus award. Beginning in fiscal year 2025, eligible participants are allowed to defer between 0% and 100% of stock incentive awards granted during the fiscal year. The Company may also elect to provide a discretionary contribution to the NQDC Plan to certain executives, which will become 100% vested on the third anniversary of a participant's date of hire. A participant will be 100% vested at all times in their elective deferral account within the NQDC Plan. The Company credits the amounts deferred with earnings and holds investments in company-owned life insurance (“COLI”) policies to offset the Company's liabilities under the NQDC Plan.
Total liabilities related to the NQDC Plan liability and the cash surrender value of COLI investments, included in other non-current liabilities and other assets in the consolidated balance sheets, were $7.1 million and $6.1 million, respectively, as of January 31, 2026, and $3.0 million and $1.8 million, respectively, as of February 1, 2025. Expense under this plan was $1.2 million and $2.4 million for fiscal years 2025 and 2024, respectively. Fiscal year 2023 expense was not material.
15.    Asset Retirement Obligations
The following is a summary of activity relating to the liability for asset retirement obligations, which the Company will incur primarily in connection with the expected future removal of gasoline tanks, solar panels and the related infrastructure. The following is included in other non-current liabilities in the consolidated balance sheets (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Balance, beginning of period	$28,955	$26,360	$23,336
Accretion expense, net of reversals	1,700	797	2,242
Liabilities incurred during the year	1,546	1,798	782
Balance, end of period	$32,201	$28,955	$26,360

16.    Accrued Expenses and Other Current Liabilities
The major components of accrued expenses and other current liabilities are as follows (in thousands):

	January 31, 2026	February 1, 2025
Deferred membership fee income	$240,643	$253,262
Sales, property, use and other taxes (a)	161,131	74,309
Employee compensation and benefits	113,383	110,689
Outstanding payables	112,165	105,615
Rewards programs and related deferred revenues	84,909	71,528
Fixed asset accruals and property-related costs	83,567	55,824
Insurance reserves	75,581	78,894
Deferred revenues and vendor income	44,005	44,010
Professional services and advertising	36,644	24,532
Legal, sales, and membership fee reserves	18,599	17,607
Gift cards	18,252	16,778
Other	44,700	59,994
Total accrued expenses and other current liabilities	$1,033,579	$913,042

(a)	Includes a $91.4 million accrual related to the purchase of transferable tax credits as of January 31, 2026.

17.    Other Non-current Liabilities
The major components of other non-current liabilities are as follows (in thousands):

	January 31, 2026	February 1, 2025
Insurance reserves	$117,662	$96,746
Financing obligations (see Note 6)	117,309	63,619
Asset retirement obligations (see Note 15)	32,201	28,955
Deferred revenues and vendor income	18,116	15,487
Other	12,924	6,534
Total other non-current liabilities	$298,212	$211,341

18.    Fair Value Measurements
Financial Assets and Liabilities
The fair value of the Company's long-term debt is estimated based on current market rates for the specific debt instrument. Judgment is required to develop these estimates. As such, the estimated fair value of long-term debt is classified within Level 2, as defined under U.S. GAAP.
The gross carrying amount and fair value of the Company’s debt at January 31, 2026 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$120,000	$120,000
First Lien Term Loan	400,000	404,252
Total Debt	$520,000	$524,252

The gross carrying amount and fair value of the Company’s debt at February 1, 2025 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$175,000	$175,000
First Lien Term Loan	400,000	402,500
Total Debt	$575,000	$577,500
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, and accounts payable approximate their fair values due to the short-term maturities of these instruments.
19.    Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for fiscal years 2025, 2024, and 2023 (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Weighted-average shares of common stock outstanding, used for basic computation	131,193	132,150	133,047
Plus: Incremental shares of potentially dilutive securities:	873	1,455	2,071
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	132,066	133,605	135,118
The table below summarizes awards that were excluded from the computation of diluted earnings for fiscal years 2025, 2024, and 2023 as their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Stock-based awards	147	84	228
20.    Segment Reporting
The Company’s operations are primarily retail club and other sales procured from clubs and distribution centers, representing one operating segment. All of the Company’s identifiable assets are located in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.
The chief operating decision maker (“CODM”) is the Company’s chairman and chief executive officer. The CODM uses net income, as reported in the consolidated statements of operations and comprehensive income, in evaluating performance of the retail operations segment and determining how to allocate resources of the Company as a whole, including investing in clubs, stockholder return programs, and other strategies. The CODM does not review assets when evaluating the results of the segment, and therefore, such information is not presented.

The following table provides the operating financial results of our reportable segment (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Total revenues	$21,457,274	$20,501,804	$19,968,689
Less: significant and other segment expenses
Merchandise cost of sales (a)	14,185,462	13,377,543	13,024,569
Selling, general and administrative expenses (b)	3,183,018	2,992,220	2,842,141
Other segment expenses (c)	3,510,417	3,597,624	3,578,238
Net income	$578,377	$534,417	$523,741

(a)	Merchandise cost of sales represents those expenses related to the sales of merchandise including inventory costs and distribution costs, and excludes costs related to gasoline and membership fee income.
(b)	Selling, general and administrative expenses is inclusive of pre-opening expenses, stock-based compensation, and other corporate expenses.
(c)	Other segment expenses primarily consists of other costs of revenues, including gas, as well as interest expense and income tax expense.
21.    Condensed Financial Information of Registrant (Parent Company Only)
BJ’S WHOLESALE CLUB HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(Amounts in thousands)

	January 31, 2026	February 1, 2025
ASSETS
Investment in subsidiaries	$2,197,659	$1,847,454

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value; 5,000 shares authorized, and no shares issued or outstanding	$—	$—
Common stock; $0.01 par value; 300,000 shares authorized, 129,638 shares issued and outstanding at January 31, 2026; 148,965 shares issued and 131,638 shares outstanding at February 1, 2025	1,296	1,489
Additional paid-in capital	995,156	1,079,676
Retained earnings	1,201,207	1,702,648
Treasury stock, at cost, no shares at January 31, 2026 and 17,327 shares at February 1, 2025	—	(936,359)
Total stockholders’ equity	$2,197,659	$1,847,454

BJ’S WHOLESALE CLUB HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Equity in net income of subsidiaries	$578,377	$534,417	$523,741
Net income	578,377	534,417	523,741
Net income per share:
Basic	$4.41	$4.04	$3.94
Diluted	4.38	4.00	3.88
Weighted-average number of shares outstanding:
Basic	131,193	132,150	133,047
Diluted	132,066	133,605	135,118
A statement of cash flows has not been presented as BJ’s Wholesale Club Holdings, Inc. did not have any cash as of, or for, the years ended January 31, 2026, February 1, 2025, or February 3, 2024.
Basis of Presentation
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of BJ’s Wholesale Club Holdings, Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of BJ’s Wholesale Club Holdings, Inc.’s operating subsidiaries to pay dividends may be restricted due to terms of the subsidiaries’ First Lien Term Loan and ABL Revolving Facility, as defined in “Note 7. Debt and Credit Arrangements.” For example, the covenants of the ABL Revolving Facility restrict the payment of dividends to, among other exceptions, (i) a greater of $135.0 million or 15.0% of trailing 12 months EBITDA general basket, (ii) a basket for unlimited dividends and distributions if there is no specified event of default and either (x) (A) availability under the ABL Revolving Facility is not less than 17.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility for the 30 consecutive day period ending immediately prior to such dividend or distribution and (B) availability under the ABL Revolving Facility is not less than 17.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility on the date of such dividend or distribution or (y) (A) availability under the ABL Revolving Facility is not less than 12.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility for the 30 consecutive day period ending immediately prior to such dividend or distribution, (B) availability under the ABL Revolving Facility is not less than 12.5% of the lesser of the commitments under the ABL Revolving Facility and the borrowing base under the ABL Revolving Facility on the date of such dividend or distribution and (C) the fixed charge coverage ratio as of the end of the most recently ended fiscal quarter for which financial statements are available is not less than 1.00 to 1.00, and (iii) ) a basket for up to 7.0% per annum of the market capitalization of BJ’s Wholesale Club Holdings, Inc if there is no event of default. The covenants of the First Lien Term Loan restrict the payment of dividends and distributions to, among other exceptions, (i) a $25.0 million general basket, (ii) a basket for unlimited dividends and distributions if no event of default exists and the pro-forma total net leverage ratio is less than or equal to 4.25 to 1.00, (iii) a “growing” basket based on, among other things, retained excess cash flow subject to no event of default and compliance with a pro-forma interest coverage ratio of greater than or equal to 2.00 to 1.00, and (iv) a basket for 6.0% per annum of the net cash proceeds received from such qualified IPO that are contributed to the borrower in cash. For the fiscal year ended January 31, 2026, the amount of net income free of such restrictions and available for payment by BJ’s Wholesale Club Holdings, Inc. as dividends, was $578.4 million. The total amount of restricted net assets of consolidated subsidiaries of BJ’s Wholesale Club Holdings, Inc. was $99.7 million as of January 31, 2026.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2026, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of January 31, 2026, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of January 31, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information
10b5-1 Trading Plans
On November 26, 2025, Mr. Robert W. Eddy, president, chief executive officer of the Company, adopted a trading arrangement with respect to the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Eddy’s Rule 10b5-1 Trading Plan, which expires on December 15, 2026, provides for the sale of up to 410,614 shares of common stock pursuant to the terms of the plan.
On January 13, 2026, Mr. Joseph McGrail, senior vice president, controller of the Company, adopted a Rule 10b5-1 Trading Plan. Mr. McGrail’s Rule 10b5-1 Trading Plan which expires on July 1, 2026, provides for the sale of up to 2,050 shares of common stock pursuant to the terms of the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The information required by Items 10-14 will be set forth in our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act not later than 120 days after the end of the fiscal year covered by this report (the “2026 Proxy Statement”), and is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, other than the information about our executive officers contained in the discussion entitled “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K, is incorporated by reference to the 2026 Proxy Statement.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the 2026 Proxy Statement.

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

3.1.3
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

10.7.1#
Post-Resignation Agreement between Jeff Desroches and BJ's Wholesale Club, Inc., effective as of November 5, 2024 (previously filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K (File No. 001-38559) on March 14, 2025 and incorporated herein by reference).

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

10.9#
Employment Agreement between Graham Luce and BJ's Wholesale Club, Inc., dated as of March 22, 2023 (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-38559) on March 14, 2025 and incorporated herein by reference).

10.9.1#
Amendment No. 1 to Employment Agreement between Graham Luce and BJ's Wholesale Club, Inc., dated as of November 23, 2024 (previously filed as Exhibit 10.9.1 to the Company’s Annual Report on Form 10-K (File No. 001-38559) on March 14, 2025 and incorporated herein by reference).

10.10#	Employment Agreement between Timothy Morningstar and BJ’s Wholesale Club, Inc., dated as of November 17, 2021 (filed herewith).
10.10.1#	Amendment No. 1 to Employment Agreement between Timothy Morningstar and BJ’s Wholesale Club, Inc., dated as of November 23, 2024 (filed herewith).
10.11#
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

10.12#
2012 Director Stock Option Plan of the Company, effective as of April 13, 2012 (previously filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.12.1#
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

10.16#
Form of Indemnification Agreement for Executive Officers and Directors (previously filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-229593) on February 11, 2019 and incorporated herein by reference).

10.17
BJ’s Wholesale Club Amended and Restated Annual Incentive Plan, effective as of March 6, 2025 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38559) on May 29, 2025 and incorporated herein by reference).

10.18#
BJ's Wholesale Club, Inc. Non-Qualified Deferred Compensation Plan, effective as of January 1, 2024 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-38559) on November 22, 2023 and incorporated herein by reference).

10.18.1#
Rules and Conditions for the BJ's Wholesale Club Holdings, Inc. Executive Deferred Equity Program, effective as of September 9, 2024 (previously filed as Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K (File No. 001-38559) on March 14, 2025 and incorporated herein by reference).

10.18.2#
Rules and Conditions for the BJ's Wholesale Club Holdings, Inc. Non-Employee Director Deferred Compensation Program, effective as of September 9, 2024 (previously filed as Exhibit 10.17.2 to the Company’s Annual Report on Form 10-K (File No. 001-38559) on March 14, 2025 and incorporated herein by reference).

19.1	Amended and Restated Insider Trading Compliance Policy, effective as of March 3, 2026 (filed herewith).
21.1	Amended list of Subsidiaries of the Company (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).
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

Dated: March 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Robert W. Eddy
Robert W. Eddy Chairman, President & Chief Executive Officer (Principal Executive Officer)
Date: March 12, 2026

/s/ Laura L. Felice
Laura L. Felice Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Date: March 12, 2026

/s/ Joseph McGrail
Joseph McGrail Senior Vice President, Controller (Principal Accounting Officer)
Date: March 12, 2026

/s/ Darryl Brown
Darryl Brown Director
Date: March 12, 2026

/s/ David Burwick
David Burwick Director
Date: March 12, 2026

/s/ Maile Naylor
Maile Naylor Director
Date: March 12, 2026

/s/ Michelle Gloeckler
Michelle Gloeckler Director
Date: March 12, 2026

/s/ Steven L. Ortega
Steven L. Ortega Director
Date: March 12, 2026

/s/ Ken Parent
Ken Parent Director
Date: March 12, 2026

/s/ Christopher H. Peterson
Christopher H. Peterson Director
Date: March 12, 2026

/s/ Cathy Marie Robinson
Cathy Marie Robinson Director
Date: March 12, 2026

/s/ Robert Steele
Robert Steele Director
Date: March 12, 2026