Form 10-Q
period 2026-05-02
BJ's Wholesale Club Holdings, Inc.
filed 2026-05-28
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 21, 2026, the registrant had 127,693,987 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	May 2, 2026	January 31, 2026	May 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$27,826	$46,245	$39,484
Accounts receivable, net	319,936	252,789	240,419
Merchandise inventories	1,668,263	1,555,471	1,567,032
Prepaid expenses and other current assets	198,876	135,584	81,833
Total current assets	2,214,901	1,990,089	1,928,768
Operating lease right-of-use assets, net	2,004,451	1,976,013	2,065,890
Property and equipment, net	2,534,420	2,364,552	1,988,290
Goodwill	1,008,816	1,008,816	1,008,816
Intangibles, net	94,239	95,462	99,697
Deferred income taxes	4,593	4,427	7,615
Other assets	67,578	71,116	58,596
Total assets	$7,928,998	$7,510,475	$7,157,672
LIABILITIES
Current liabilities:
Short-term debt	$375,000	$120,000	$150,000
Current portion of operating lease liabilities	181,994	209,249	169,568
Accounts payable	1,438,931	1,307,405	1,255,867
Accrued expenses and other current liabilities	1,048,934	1,033,579	934,974
Total current liabilities	3,044,859	2,670,233	2,510,409
Long-term operating lease liabilities	1,905,325	1,880,383	1,977,180
Long-term debt	399,172	399,099	398,880
Deferred income taxes	68,228	64,889	55,386
Other non-current liabilities	385,155	298,212	244,232
Total liabilities	5,802,739	5,312,816	5,186,087
Commitments and contingencies (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 127,693 shares issued and outstanding at May 2, 2026; 129,638 shares issued and outstanding at January 31, 2026; and 149,743 shares issued and 132,051 outstanding at May 3, 2025	1,277	1,296	1,497
Additional paid-in capital	780,976	995,083	1,095,105
Retained earnings	1,343,933	1,201,207	1,852,416
Accumulated other comprehensive income	73	73	231
Treasury stock, at cost, no shares at May 2, 2026 and January 31, 2026; and 17,692 shares at May 3, 2025	—	—	(977,664)
Total stockholders’ equity	2,126,259	2,197,659	1,971,585
Total liabilities and stockholders’ equity	$7,928,998	$7,510,475	$7,157,672
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net sales	$5,529,145	$5,033,094
Membership fee income	132,355	120,389
Total revenues	5,661,500	5,153,483
Cost of sales	4,633,599	4,183,984
Selling, general and administrative expenses	806,010	760,880
Pre-opening expenses	13,978	4,974
Operating income	207,913	203,645
Interest expense, net	12,367	11,099
Income before income taxes	195,546	192,546
Provision for income taxes	52,820	42,778
Net income	$142,726	$149,768

Income per share attributable to common stockholders—basic:	$1.11	$1.14
Income per share attributable to common stockholders—diluted:	$1.10	$1.13

Weighted-average shares of common stock outstanding:
Basic	128,650	131,569
Diluted	129,383	132,749

Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income	$142,726	$149,768
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 31, 2026	129,638	$1,296	$995,083	$1,201,207	$73	—	$—	$2,197,659
Net income	—	—	—	142,726	—	—	—	142,726
Common stock issued under stock incentive plans	390	4	(4)	—	—	—	—	—
Stock-based compensation expense	—	—	13,280	—	—	—	—	13,280
Exercise of stock options	—	—	125	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(2,335)	(227,531)	(227,531)
Retirement of treasury stock	(2,335)	(23)	(227,508)	—	—	2,335	227,531	—
Balance, May 2, 2026	127,693	$1,277	$780,976	$1,343,933	$73	—	$—	$2,126,259

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, February 1, 2025	148,965	$1,489	$1,079,445	$1,702,648	$231	(17,327)	$(936,359)	$1,847,454
Net income	—	—	—	149,768	—	—	—	149,768
Common stock issued under stock incentive plans	778	8	(8)	—	—	—	—	—
Stock-based compensation expense	—	—	10,654	—	—	—	—	10,654
Exercise of stock options	—	—	5,014	—	—	—	—	5,014
Acquisition of treasury stock	—	—	—	—	—	(365)	(41,305)	(41,305)
Balance, May 3, 2025	149,743	$1,497	$1,095,105	$1,852,416	$231	(17,692)	$(977,664)	$1,971,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$142,726	$149,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,452	69,665
Amortization of debt issuance costs and accretion of original issue discount	273	273
Stock-based compensation expense	13,280	10,654
Deferred income tax provision (benefit)	3,173	(4,913)
Changes in operating leases and other non-cash items	(30,631)	(24,397)
Increase (decrease) in cash due to changes in:
Accounts receivable, net	(51,300)	39,735
Merchandise inventories	(112,792)	(58,044)
Prepaid expenses and other current assets	(61,537)	(15,283)
Other assets	(5)	(1,476)
Accounts payable	131,526	2,355
Accrued expenses and other current liabilities	24,446	24,783
Other non-current liabilities	4,347	14,973
Net cash provided by operating activities	139,958	208,093
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(182,004)	(140,497)
Other investing activities	(2,630)	(1,794)
Net cash used in investing activities	(184,634)	(142,291)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	320,000	66,000
Payments on revolving lines of credit	(65,000)	(91,000)
Net cash received from stock option exercises	125	5,014
Acquisition of treasury stock	(225,717)	(41,305)
Net (payments on) proceeds from financing obligations	(73)	8,721
Other financing activities	(3,078)	(2,020)
Net cash provided by (used in) financing activities	26,257	(54,590)
Net (decrease) increase in cash and cash equivalents	(18,419)	11,212
Cash and cash equivalents at beginning of period	46,245	28,272
Cash and cash equivalents at end of period	$27,826	$39,484

Supplemental cash flow information:
Interest paid	$4,207	$8,966
Income taxes paid	103,250	12,738
Operating lease liabilities arising from obtaining right-of-use assets and other non-cash lease-related operating items	80,020	14,583
Non-cash financing and investing activities:
Finance lease liabilities arising from obtaining right-of-use assets	67,969	525
Receivables arising from failed sale-leaseback financing obligations	15,847	—
Property additions included in accrued expenses	50,164	40,404
Treasury stock acquisitions included in accrued expenses	3,886	1,561
The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries (the “Company” or “BJ’s”) is a leading operator of membership warehouse clubs concentrated primarily in the eastern half of the United States. The Company provides a curated assortment focused on groceries, fresh foods, general merchandise, gasoline, and other ancillary services to deliver a differentiated shopping experience that is further enhanced by the Company's digital capabilities. As of May 2, 2026, BJ's operated 264 warehouse clubs and 205 gas stations in 22 states.
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accompanying interim financial statements of BJ’s Wholesale Club Holdings, Inc. are unaudited and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s financial statements in accordance with GAAP.
The condensed consolidated balance sheet as of January 31, 2026 is derived from the audited consolidated balance sheet as of that date. The Company’s business, as is common with the business of retailers generally, is subject to some seasonality. The Company’s net sales and cash flows have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for fiscal year 2025, as filed with the Securities and Exchange Commission on March 12, 2026.
(b) Fiscal Year
The Company follows the National Retail Federation’s fiscal calendar and reports financial information on a 52- or 53-week year ending on the Saturday closest to January 31. The thirteen-week periods ended May 2, 2026 and May 3, 2025 are referred to herein as the “first quarter of fiscal year 2026” and the “first quarter of fiscal year 2025,” respectively. Operating results for the thirteen week period ended May 2, 2026 are not necessarily indicative of the results that may be expected for the 52-week fiscal year ending January 30, 2027.
(c) Recently Issued Accounting Pronouncements and Policies
The Company’s accounting policies are set forth in the audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2025. There have been no material changes to these accounting policies and no accounting pronouncements adopted that had a material impact on the Company’s financial statements aside from those identified herein.
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on the notes to its financial statements, and does not expect ASU 2024-03 to affect its condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development, and removing the previous “development stage” model to determine when costs are able to be capitalized. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted. The Company may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact that this guidance will have on its condensed consolidated financial statements and disclosures.
(d) Recently Adopted Accounting Pronouncements and Policies
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
The Company adopted ASU 2025-12 during the first quarter of fiscal year 2026, which changes the accounting for treasury share retirements. Under the new guidance, the Company elected to recognize the excess of the repurchase price over par value entirely as a reduction from additional paid-in-capital (“APIC”), provided that APIC remains positive. This policy change is reflected within the condensed consolidated balance sheets, statements of stockholders’ equity, and “Note 7. Treasury Shares and Share Repurchase Program.” The adoption did not impact the condensed consolidated statements of operations and comprehensive income or the statements of cash flows.
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
The Company’s co-branded credit card program, known as the BJ’s One and BJ’s One+ program, allows cardholders the opportunity to earn up to 5% cash back on purchases made in BJ’s clubs, on bjs.com, or in the BJ’s mobile app, and up to a 15-cent per gallon discount on gasoline when paying with a BJ’s One or BJ’s One+ Mastercard at BJ’s gas locations. BJ’s One+ Mastercard cardholders also receive two free same-day deliveries if such benefit has not already been received under the Club+ program. Cash back is in the form of electronic rewards issued to each member monthly on the credit card statement date. Earned rewards on each of the Club+ and co-branded credit card programs do not expire.
The Company accounts for these transactions as multiple-element arrangements and allocates the transaction price to separate performance obligations using their relative fair values. The Company includes the fair value of rewards in deferred revenue at the time the rewards are earned. Earned rewards may be redeemed on future purchases made at BJ’s. The Company recognizes revenue related to earned rewards when customers redeem such rewards as part of a purchase at one of the Company’s clubs, on bjs.com, or in the BJ’s mobile app. While the Company continues to honor all rewards presented for redemption, the likelihood of redemption is deemed to be remote for certain rewards due to historical experience, including after long periods of inactivity, and rewards being linked to expired or canceled memberships. In these circumstances, the Company recognizes revenue, or breakage, from unredeemed rewards. The Company earns monthly royalties under the BJ’s One and BJ’s One+ credit card programs related to the use of the BJ’s trade name and the issuance of rewards and gasoline discounts to cardholders. Royalty revenue is recognized based upon actual customer activities, such as reward redemptions, in the period in which the underlying activity occurs.

Membership
The Company charges a membership fee to its customers, which allows customers to shop in the Company’s clubs, on bjs.com, or in the BJ’s mobile app, and purchase gasoline at the Company’s gas stations for the duration of the membership, which is generally twelve months. In addition, members have access to other ancillary services, coupons, and promotions. As the Company has the obligation to provide access to its clubs, website, mobile app, and gas stations for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. All membership fees and related membership revenues are recorded as membership fee income in the condensed consolidated statements of operations and comprehensive income.
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
The following table summarizes the Company’s deferred revenue balance related to outstanding performance obligations for contracts with customers, excluding earned rewards which are noted below (in thousands):

	May 2, 2026	January 31, 2026	May 3, 2025
Current:
Rewards programs:
Royalty revenue	$6,679	$10,572	$6,913
Co-brand initiatives	2,580	2,910	3,945
Total rewards programs	9,259	13,482	10,858
Membership	285,237	240,643	260,578
Gift card program	17,083	18,252	15,875
E-commerce sales	7,928	9,059	6,866
Long-term:
Rewards programs:
Co-brand initiatives	2,221	2,324	2,317
Total deferred revenue	$321,728	$283,760	$296,494
The following table presents deferred revenue activity related to earned rewards (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Earned rewards balance, beginning of period	$71,427	$57,474
Rewards earned	97,116	88,197
Revenue recognized on rewards	(95,924)	(84,383)
Earned rewards balance, end of period	$72,619	$61,288
Earned rewards are combined in one homogeneous pool and are not separately identifiable. Revenue recognized on rewards consists of rewards that were included in the deferred revenue balance at the beginning of the period as well as rewards that were earned during the period.

The following table summarizes the Company’s revenue recognized during the period that was included in the opening deferred balance, excluding earned rewards, as of January 31, 2026 and February 1, 2025 (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Rewards programs:
Royalty revenue	$10,572	$9,972
Co-brand initiatives	1,111	960
Total rewards programs	11,683	10,932
Membership	107,743	106,337
Gift card program	2,787	2,707
E-commerce sales	9,059	7,839
Total revenue	$131,272	$127,815
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
Disaggregation of Revenue
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Perishables, Grocery, and Sundries	69%	73%
General Merchandise and Services	10%	9%
Gasoline and Other	21%	18%

4. Debt and Credit Arrangements
The following table summarizes the Company’s debt (in thousands):

	May 2, 2026	January 31, 2026	May 3, 2025
ABL Revolving Facility	$375,000	$120,000	$150,000
First Lien Term Loan	400,000	400,000	400,000
Unamortized original issue discount and debt issuance costs	(828)	(901)	(1,120)
Less: Short-term debt	(375,000)	(120,000)	(150,000)
Long-term debt	$399,172	$399,099	$398,880
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
As of May 2, 2026, there was $375.0 million outstanding in loans under the ABL Revolving Facility and $8.8 million in outstanding letters of credit. The interest rate on the ABL Revolving Facility was 4.75% and unused capacity was $816.2 million. As of January 31, 2026 and May 3, 2025, the interest rate on the ABL Revolving Facility was 4.77% and 5.42%, respectively.
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
Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. As of May 2, 2026, the Company's net leverage ratio did not exceed 3.50 to 1.00, and therefore, no incremental principal payments were required. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain “fixed assets” of the Company and on a junior basis by certain “liquid” assets of the Company.
There was $400.0 million outstanding under the First Lien Term Loan as of each of May 2, 2026, January 31, 2026, and May 3, 2025. The interest rate on the First Lien Term Loan was 5.41%, 5.43%, and 6.07% at May 2, 2026, January 31, 2026, and May 3, 2025, respectively.
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
The 2018 Plan authorizes the issuance of 13,148,058 shares and allows for most shares that are forfeited, expire, or are settled in cash to be reissued for new grants that may be awarded. For further details on the 2018 Plan, refer to “Note 11. Stock Incentive Plans” included in our Annual Report on Form 10-K for fiscal year 2025, as filed with the Securities and Exchange Commission on March 12, 2026.
As of May 2, 2026, there were 4,051,667 shares available for future issuance under the 2018 Plan.
The following table summarizes the Company’s stock award activity during the thirteen weeks ended May 2, 2026 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock Units
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares(a)	Weighted- Average Grant Date Fair Value
Outstanding, January 31, 2026	522	$20.52	93	$78.15	480	$95.76	507	$84.56
Granted (b)	—	—	—	—	294	94.61	242	94.61
Forfeited/canceled (c)	—	—	(1)	76.07	(11)	95.41	(12)	76.07
Exercised/vested	(5)	25.07	(81)	76.07	(174)	91.29	(211)	64.58
Outstanding, May 2, 2026	517	$20.47	11	$92.95	589	$96.51	526	$93.78
(a) Shares outstanding reflect a 100% payout. However, the actual payout for the remaining performance stock unit awards granted in fiscal year 2021 is expected to be 200%, and the actual payout for performance stock unit awards granted in fiscal year 2023, which vested in the first quarter of fiscal year 2026, was 92%. Actual payout for the performance stock unit awards granted in each of fiscal years 2024, 2025, and 2026, which vest in fiscal years 2027, 2028, and 2029, respectively, could be below 100% or up to 300%.
(b) Includes 38 incremental performance stock units granted in fiscal year 2021 with a weighted-average grant date fair value of $44.04, that vested in fiscal year 2026 at greater than 100% of target payout based on performance.
(c) Includes 12 performance stock units granted in fiscal year 2023 with a weighted-average grant date fair value of $76.07, that vested in fiscal year 2026 at less than 100% of target payout based on performance.
Stock-based compensation expense was $13.3 million and $10.7 million for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.
On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective July 1, 2018. The aggregate number of shares of common stock reserved for issuance under the ESPP is equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the Company’s board of directors. The amount of expense recognized related to the ESPP was $0.6 million and $0.5 million for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively. As of May 2, 2026, there were 3,644,425 shares available for issuance under the ESPP.

7. Treasury Shares and Share Repurchase Program
Treasury Shares Acquired on Stock-Based Awards
The Company acquired 221,072 shares for $21.0 million and 310,102 shares for $35.1 million in the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively, to satisfy employees’ tax withholding obligations upon the vesting of restricted stock and performance stock awards, which was recorded as treasury stock.
Share Repurchase Program
On November 18, 2024, the Company’s board of directors approved a share repurchase program (the “2024 Repurchase Program”) that allows the Company to repurchase up to $1.00 billion of its outstanding common stock from time to time as market conditions warrant. The 2024 Repurchase Program was effective on February 1, 2025 and expires in January 2029. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate requirements, market conditions, and other corporate liquidity requirements and priorities. The Company initiated the 2024 Repurchase Program to mitigate potentially dilutive effects of stock awards granted by the Company, in addition to enhancing shareholder value.
The Company repurchased 2,114,000 shares for $206.6 million and 55,000 shares for $6.2 million under the 2024 Repurchase Program during the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively. The Company accounts for treasury stock under the cost method based on the fair market value of the shares on the dates of repurchase plus any direct costs incurred.
As of May 2, 2026, $545.0 million remained available to purchase under the 2024 Repurchase Program.
Retirement of Treasury Shares
During the first quarter of fiscal 2026, the Company retired 2,335,072 shares of treasury stock, which represented the cumulative number of shares held in the Company’s treasury due to acquisitions during the current period. The retirement of these shares resulted in decreases in each of treasury stock and APIC of $227.5 million. There were no share retirements during the first quarter of fiscal year 2025.
8. Income Taxes
The Company projects the estimated annual effective tax rate for fiscal year 2026 to be 27.4%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.
The Company’s effective income tax rate was 27.0% and 22.2% for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively. The increase in the effective income tax rate was primarily attributable to lower excess tax benefits from stock-based compensation compared to the prior year period.
Cash taxes paid as presented in the supplemental cash flow information section of the condensed consolidated statements of cash flows includes $91.2 million paid for transferable credits during the thirteen weeks ended May 2, 2026.
The Company is subject to taxation in the U.S. federal and various state taxing jurisdictions. The Company’s tax years from 2022 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities.
On July 4, 2025, new legislation, commonly known as the One Big Beautiful Bill Act (the “Act”), was signed into law. Among other provisions, the Act reestablished and made permanent 100% initial-year bonus depreciation on qualifying property, as well as the immediate deduction for domestic research and development expenses. The Company has quantified the impact of the Act to our financial statements and has reflected the effects within the consolidated financial statements as of and for the thirteen weeks ended May 2, 2026.

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
Financial Assets and Liabilities
The fair value of the Company’s long-term debt is estimated based on current market rates for our specific debt instrument. Judgment is required to develop these estimates. As such, the estimated fair value of long-term debt is classified within Level 2, as defined under GAAP.
The gross carrying amount and fair value of the Company’s debt at May 2, 2026 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$375,000	$375,000
First Lien Term Loan	400,000	402,500
Total Debt	$775,000	$777,500
The gross carrying amount and fair value of the Company’s debt at January 31, 2026 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$120,000	$120,000
First Lien Term Loan	400,000	404,252
Total Debt	$520,000	$524,252
The gross carrying amount and fair value of the Company’s debt at May 3, 2025 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$150,000	$150,000
First Lien Term Loan	400,000	400,916
Total Debt	$550,000	$550,916
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, and accounts payable, approximate their fair values due to the short-term maturities of these instruments.

10. Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for the thirteen weeks ended May 2, 2026 and May 3, 2025 (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Weighted-average shares of common stock outstanding, used for basic computation	128,650	131,569
Plus: Incremental shares of potentially dilutive securities	733	1,180
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	129,383	132,749
The table below summarizes awards that were excluded from the computation of diluted earnings for the thirteen weeks ended May 2, 2026 and May 3, 2025, as their inclusion would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Stock-based awards	246	89
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
The chief operating decision maker (“CODM”) is the Company’s chairman and chief executive officer. The CODM uses net income, as reported in the condensed consolidated statements of operations and comprehensive income, in evaluating performance of the retail operations segment and determining how to allocate resources of the Company as a whole, including investing in clubs, stockholder return programs, and other strategies. The CODM does not review assets when evaluating the results of the segment, and therefore, such information is not presented.
The following table provides the operating financial results of our reportable segment (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Total revenues	$5,661,500	$5,153,483
Less: significant and other segment expenses
Merchandise cost of sales (a)	3,520,203	3,363,785
Selling, general and administrative expenses (b)	819,988	765,854
Other segment expenses (c)	1,178,583	874,076
Net income	$142,726	$149,768

(a)	Merchandise cost of sales represents those expenses related to the sales of merchandise including inventory costs and distribution costs, and excludes costs related to gasoline and membership fee income.
(b)	Selling, general and administrative expenses is inclusive of pre-opening expenses, stock-based compensation, and other corporate expenses.
(c)	Other segment expenses primarily consists of other costs of revenues, including gas, as well as interest expense and income tax expense.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q should be considered forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position, business strategy, transformation, strategic priorities and future progress, including expectations regarding deferred revenue, lease commencement dates, impact of infrastructure investments on our operating model and selling, general and administrative expenses, sales of gasoline and gross profit margin rates, share repurchases, and new club and gas station openings, as well as statements that include terms such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “can,” “could,” “intend,” “confident,” “project,” “believe,” “estimate,” “predict,” “continue,” “forecast,” “would,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:
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
•    risks related to our indebtedness;
•    changes in laws related to, or the government’s administration of, the Supplemental Nutrition Assistance Program (“SNAP”) or its electronic benefit transfer systems;
•    the risks and uncertainties related to the impact of any pandemic, epidemic or outbreak of any other highly infectious disease on the U.S., regional and global economies and on our business, financial condition and results of operations;
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
•    risks relating to our ability to implement our growth strategy by opening new clubs, and gasoline stations; and
•    the other risk factors identified in our filings with the Securities and Exchange Commission (the “SEC”), including in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “Annual Report on Form 10-K for fiscal year 2025”) and our other filings with the SEC.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to promote an understanding of the results of operations and financial condition of the Company and is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for fiscal year 2025. The following discussion may contain forward-looking statements that reflect our plans, estimates and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled “Forward-Looking Statements” and in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2025 and subsequent filings with the SEC.
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Accordingly, references herein to “fiscal year 2026” relate to the 52 weeks ending January 30, 2027, and references herein to “fiscal year 2025” relate to the 52 weeks ended January 31, 2026. The first quarter of fiscal year 2026 ended on May 2, 2026, and the first quarter of fiscal year 2025 ended on May 3, 2025, and both included thirteen weeks.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 267 large-format, high-volume warehouse clubs and 205 gas stations spanning 22 states as of the date of this filing. In our originating New England market, which has high population density and generates a disproportionate part of U.S. gross domestic product (“GDP”), we operate nearly three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our BOPIC service, curbside delivery, same-day delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for unlimited same-day deliveries over a one-year period. Additionally, members may use ExpressPay® to skip checkout lines when they shop in club and pay via their mobile devices.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have over 8 million members paying annual fees to gain access to savings on groceries, general merchandise, services, and gasoline. The annual membership fee for our Club membership is generally $60, and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, is generally $120. Prior to January 1, 2025, the Club and Club+ membership fees were $55 and $110 per year, respectively. We believe that members can save over ten times their $60 Club membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented approximately 27% of our total net sales, excluding gasoline, for fiscal year 2025. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $511.7 million for the trailing twelve-months ended May 2, 2026.
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

Factors Affecting Our Business

Overall economic trends
The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending in our clubs, while economic weakness, which generally results in a reduction of customer spending, may have a different or more extreme effect on spending at our clubs. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include, among others, employment rates, changes to the SNAP, government stimulus programs, tax legislation, business conditions, changes in the housing market, the availability of credit, interest rates and inflation, tariffs, tax rates, and fuel and energy costs. In addition, unemployment rates and benefits may cause us to experience higher labor costs.
Size and loyalty of membership base
The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for over 25 consecutive years and the quality of our membership mix is strong as evidenced by our higher tier penetration growth in the first thirteen weeks of fiscal year 2026. Our tenured membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 90% at the end of fiscal year 2025.
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
Gasoline prices
The market price of gasoline impacts our net sales and comparable club sales, and large fluctuations in the price of gasoline have a short-term impact on our sales and margins. Retail gasoline prices are driven by daily crude oil and wholesale commodity market changes and are volatile, as they are influenced by factors that include changes in demand and supply of oil and refined products, global geopolitical events, regional market conditions, and supply interruptions caused by severe weather conditions. The change in crude oil prices impacts the purchase price of wholesale petroleum fuel products, which in turn impacts retail gasoline prices at the pump. During times when prices are particularly volatile, differences in pricing and procurement strategies between the Company and its competitors lead to temporary margin contraction or expansion, depending on whether prices are rising or falling, and this impact affects our overall results for a fiscal quarter.
In addition, the relative level of gasoline prices from period to period leads to differences in our net sales between those periods. Further, because we generally attempt to maintain a fairly stable gross profit per gallon on an absolute dollar basis, this variance in net sales, which may be substantial, may or may not have a significant impact on our operating income.
Inflation and deflation trends
Our financial results can be directly impacted by substantial changes in product costs due to commodity cost fluctuations or general inflation, disinflation, or deflation, which could lead to a reduction in our sales, as well as greater margin pressure, as costs may not be able to be passed on to consumers. Changes in commodity prices and changes in inflation rates have impacted several categories of our business and may continue to do so. Inflationary volatility can be attributed to macroeconomic factors including supply chain disruptions, government stimulus, interest rates, tariffs, and other factors. In response to general inflationary volatility, we seek to minimize the impact of such events by sourcing our merchandise from different vendors, changing our product mix, or increasing our pricing when necessary.
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended
(dollars in thousands, except per share amounts)	May 2, 2026	May 3, 2025
Net sales	$5,529,145	$5,033,094
Membership fee income	132,355	120,389
Total revenues	5,661,500	5,153,483
Cost of sales	4,633,599	4,183,984
Selling, general and administrative expenses	806,010	760,880
Pre-opening expenses	13,978	4,974
Operating income	207,913	203,645
Interest expense, net	12,367	11,099
Income before income taxes	195,546	192,546
Provision for income taxes	52,820	42,778
Net income	$142,726	$149,768

Weighted-average shares outstanding—basic	128,650	131,569
Basic EPS(a)	$1.11	$1.14

Weighted-average shares outstanding—diluted	129,383	132,749
Diluted EPS(a)	$1.10	$1.13

Operational Data:
Total clubs at end of period	264	255
Comparable club sales (b)	6.3%	1.6%
Merchandise comparable club sales (b)	1.5%	3.9%
Adjusted net income (b)	$142,726	$150,875
Adjusted EPS (b)	1.10	1.14
Adjusted EBITDA (b)	298,070	285,836
Net cash provided by operating activities	139,958	208,093
Adjusted free cash flow (b)	(42,046)	67,596
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
Net sales for the first quarter of fiscal year 2026 were $5.53 billion, a 9.9% increase from net sales reported for the first quarter of fiscal year 2025 of $5.03 billion. The increase was due primarily to growth in the general merchandise and services division, as well as a net increase of nine clubs from the prior year period. Additionally, net sales were positively impacted by an increase in average retail price-per-gallon compared to the first quarter of fiscal year 2025, as well as an increase in comparable gallons sold.
Comparable Club Sales and Merchandise Comparable Club Sales
We believe net sales are an important driver of our profitability, particularly comparable club sales. Comparable club sales, a key performance indicator, also known as same-store sales in the retail industry, includes all clubs that were open for at least 13 months at the beginning of the period and were in operation during the entirety of both periods being compared, including relocated clubs and expansions. Comparable club sales allow us to evaluate how our club base is performing by measuring the change in period-over-period net sales in clubs that have been open for the applicable period.
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

Thirteen Weeks Ended
May 2, 2026
Merchandise comparable club sales	1.5%
Gasoline comparable sales	4.8%
Comparable club sales	6.3%
Merchandise comparable club sales represents comparable club sales from all merchandise other than our gasoline operations for the applicable period. Merchandise comparable club sales increased 1.5% in the first quarter of fiscal year 2026, compared to the first quarter of fiscal year 2025, driven by increased sales in the general merchandise and services division of 7.1% and the perishables, grocery, and sundries division of 0.7%.
General merchandise and services exhibited growth in the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025 due to strength in consumer electronics, partially offset by headwinds in home and fashion.
In the perishables, grocery, and sundries division, growth was led by fresh meat and produce, as well as non-alcoholic beverage, nutrition, candy, and snack categories when compared to the first quarter of fiscal year 2025. First quarter growth was partially offset by deflation in perishables, especially eggs, as well as decreases in household cleaning and health and beauty categories.
The impact of gasoline sales is a result of an increase in retail prices year-over-year, as well as an increase in comparable gallons sold.
Membership fee income
Membership fee income was $132.4 million in the first quarter of fiscal year 2026 compared to $120.4 million in the first quarter of fiscal year 2025, a 9.9% increase. The increase was primarily driven by strength in membership acquisition, retention and higher-tier membership penetration across both new and existing clubs.

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
Cost of sales was $4.63 billion, or 83.8% of net sales, in the first quarter of fiscal year 2026 compared to $4.18 billion, or 83.1% of net sales, in the first quarter of fiscal year 2025. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, decreased by approximately 10 basis points compared to the first quarter of fiscal year 2025, primarily driven by the Company’s continued investments in pricing, partially offset by tariff refund benefits recognized in the quarter.
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
SG&A increased by 5.9% to $806.0 million in the first quarter of fiscal year 2026 from $760.9 million in the first quarter of fiscal year 2025. The increase in SG&A was primarily driven by increased labor, occupancy, and operational costs mainly as a result of new club and gas station openings. Additionally, an increase in the number of owned clubs has resulted in increased depreciation expense year-over-year.
Pre-opening expenses
Pre-opening expenses include startup costs for new clubs and distribution centers and costs for relocated clubs. Expenses will vary based on the number of club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $14.0 million in the first quarter of fiscal year 2026 compared to $5.0 million in the first quarter of fiscal year 2025. Pre-opening expenses fluctuated due to timing of spend and the number of club openings year-over-year.
Interest expense, net
Interest expense, net was $12.4 million in the first quarter of fiscal year 2026 compared to $11.1 million in the first quarter of fiscal year 2025. The increase was primarily due to incremental interest expense on finance leases compared to the first quarter of fiscal year 2025, partially offset by a decrease in interest expense related to fluctuations in outstanding borrowings and interest rates year-over-year.
Provision for income taxes
The effective income tax rate was 27.0% and 22.2% for the first quarter of fiscal years 2026 and 2025, respectively. The increase in the effective income tax rate was primarily attributable to lower tax benefits from stock-based compensation compared to the prior year period.

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

	Thirteen Weeks Ended
(in thousands, except per share amounts)	May 2, 2026	May 3, 2025
Net income as reported	$142,726	$149,768
Adjustments:
Restructuring (a)	—	1,537
Tax impact of adjustments to net income (b)	—	(430)
Adjusted net income	$142,726	$150,875

Weighted-average diluted shares outstanding	129,383	132,749
Adjusted EPS (c)	$1.10	$1.14

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

The following is a reconciliation of our net income to adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Net income	$142,726	$149,768
Interest expense, net	12,367	11,099
Provision for income taxes	52,820	42,778
Depreciation and amortization	76,452	69,665
Stock-based compensation expense	13,280	10,654
Restructuring (a)	—	1,537
Other adjustments (b)	425	335
Adjusted EBITDA	$298,070	$285,836
(a)    Represents charges related to the restructuring of certain corporate and club functions, including costs for severance, retention, outplacement, consulting fees, and other third-party fees.
(b)    Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Revolving Facility. As of May 2, 2026, cash and cash equivalents totaled $27.8 million and we had $816.2 million of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures, fund share repurchases, and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.
During the thirteen weeks ended May 2, 2026, we repurchased 2,114,000 shares under the 2024 Repurchase Program for a total purchase price of $206.6 million, inclusive of associated costs. We continue to prioritize disciplined capital allocation, balancing reinvestment in growth, and returns to shareholders through share repurchases.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Net cash provided by operating activities	$139,958	$208,093
Net cash used in investing activities	(184,634)	(142,291)
Net cash provided by (used in) financing activities	26,257	(54,590)
Net (decrease) increase in cash and cash equivalents	$(18,419)	$11,212

Net Operating Cash Flows
Net cash provided by operating activities was $140.0 million for the thirteen weeks ended May 2, 2026 compared to $208.1 million for the thirteen weeks ended May 3, 2025. The decrease was primarily due to fluctuations in working capital including $91.0 million related to accounts receivable due to timing of vendor, customer, and other cash receipts, including tariff refunds; $54.7 million related to merchandise inventories, primarily driven by changes in inventory levels in our perishables and grocery divisions and gas inventory due primarily to increased cost per gallon; and $46.3 million related to prepaid expenses and other current assets, primarily driven by increases in income taxes receivable as a result of purchased tax credits. These negative working capital fluctuations were partially offset by $129.2 million related to accounts payable as a result of timing and volume of inventory purchases and vendor payments.
Our net cash from operating activities can fluctuate from period to period due to several factors, including: the timing and mix of sales, the timing and volume of inventory purchases as the Company prepares for holiday seasons, lease-related activity, income tax and other payments.
Net Investing Cash Flows
Net cash used in investing activities was $184.6 million for the thirteen weeks ended May 2, 2026 compared to $142.3 million for the thirteen weeks ended May 3, 2025. This fluctuation is primarily driven by an increase in capital spending of $41.5 million as we continue to execute on our growth strategy through investment in new clubs in our pipeline, as well as strategic enhancements across our distribution network.
Net Financing Cash Flows
Net cash provided by financing activities for the thirteen weeks ended May 2, 2026 was $26.3 million compared to $54.6 million used in financing activities for the thirteen weeks ended May 3, 2025. The increase in cash provided is primarily due to $255.0 million of net borrowings on our ABL Revolving Facility for the thirteen weeks ended May 2, 2026 compared to net payments of $25.0 million in the thirteen weeks ended May 3, 2025, partially offset by a $184.4 million increase in the acquisition of treasury stock compared to the prior year period.
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
The following is a reconciliation of our net cash provided by operating activities to adjusted free cash flow for the periods presented:

	Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Net cash provided by operating activities	$139,958	$208,093
Less: Additions to property and equipment, net of disposals	(182,004)	(140,497)
Plus: Proceeds from sale-leaseback transactions	—	—
Adjusted free cash flow	$(42,046)	$67,596
Adjusted free cash flow decreased $109.6 million during the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025. The decrease is driven by a decrease in cash provided by operating activities, primarily due to unfavorable fluctuations in working capital, and an increase in capital spending.
Debt and Borrowing Capacity
Our primary source of borrowing capacity is the ABL Revolving Facility, which is further discussed in “Note 4. Debt and Credit Arrangements,” included in this Quarterly Report on Form 10-Q.
On July 28, 2022, we entered into the ABL Revolving Facility with an aggregate ABL Revolving Commitment of $1.20 billion pursuant to that certain credit agreement with Bank of America, N.A., as administrative agent and collateral agent, and other lenders party thereto. The maturity date of the ABL Revolving Facility is July 28, 2027.
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
At May 2, 2026, there was $375.0 million outstanding in loans under the ABL Revolving Facility and $8.8 million in outstanding letters of credit. The interest rate on the revolving credit facility was 4.75% and unused capacity was $816.2 million.
At May 2, 2026, the interest rate for the First Lien Term Loan was 5.41% and there was $400.0 million outstanding.
Material Cash Commitments
Our material cash commitments consist primarily of debt obligations, interest payments, leases, and purchase orders for merchandise inventory, agreements for capital items, gasoline, products and services used in our business, information technology, executive employment, transferable tax credits, and other agreements. These material cash commitments impact our short-term and long-term liquidity and capital needs. As of May 2, 2026, other than a cash commitment of approximately $85 million, expected to be paid in the first quarter of fiscal year 2027, related to the purchase of transferable tax credits, and those items related to the ordinary course of operations of our business such as inventory purchases, agreements for capital items, and new leases and lease amendments, there were no material changes to our material cash commitments from those described in our Annual Report on Form 10-K for fiscal year 2025.
Critical Accounting Policies and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. There were no material changes in critical accounting policies and estimates during the period covered by this Quarterly Report on Form 10-Q. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates,” in our Annual Report on Form 10-K for fiscal year 2025 for a complete list of our Critical Accounting Policies and Estimates.
Recent Accounting Pronouncements
Our accounting policies are set forth in the audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2025. There have been no material changes to these accounting policies and no accounting pronouncements adopted that had a material impact on the Company’s financial statements aside from the adoption of ASU 2025-12, which impacts the accounting for treasury shares upon retirement.
Refer to “Note 2. Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q for additional information regarding recently issued and recently adopted accounting pronouncements.
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
As of May 2, 2026, our total debt outstanding was $775.0 million, which included $375.0 million under our ABL Revolving Facility and $400.0 million under our First Lien Term Loan at interest rates of 4.75% and 5.41%, respectively. See “Note 4. Debt and Credit Arrangements” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. A 100 basis point change in prevailing market rates would cause annual interest costs to change by approximately $7.8 million.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 2, 2026.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors relating to the Company set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the first quarter of fiscal year 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c) (in thousands)
February 1, 2026 to February 28, 2026	36,606	$95.80	—	$749,699
March 1, 2026 to April 4, 2026	2,106,966	96.93	1,922,690	562,910
April 5, 2026 to May 2, 2026	191,500	93.72	191,310	544,980
Total	2,335,072		2,114,000
(a)Includes 36,606 shares of common stock for the period February 1, 2026 to February 28, 2026, 184,276 shares of common stock for the period March 1, 2026 to April 4, 2026, and 190 shares of common stock for the period April 5, 2026 to May 2, 2026 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock and performance stock awards. See “Note 7. Treasury Shares and Share Repurchase Programs” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
(b)Excludes the impact of excise tax imposed on share repurchases pursuant to the Inflation Reduction Act.
(c)On November 18, 2024, the Company’s board of directors approved the 2024 Share Repurchase Program. The authorization allows the Company to repurchase up to $1.00 billion of its outstanding common stock and will expire in January 2029.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
10b5-1 Trading Plans
None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.
Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1	Amended and Restated Non-Employee Director Compensation Policy, effective as of March 3, 2026 (filed herewith).
10.2	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement, effective as of April 1, 2026 (filed herewith).
10.3	Performance-Vesting Restricted Stock Unit Award Grant Notice and Performance-Vesting Restricted Stock Unit Award Agreement, effective as of April 1, 2026 (filed herewith).
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: May 28, 2026	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)