Form 10-Q
period 2026-08-01
BJ's Wholesale Club Holdings, Inc.
filed 2026-08-25
CIK 1531152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 20, 2026, the registrant had 126,314,692 shares of common stock, $0.01 par value per share, outstanding.

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
•“Consolidated statements of operations” means the Company’s condensed consolidated statements of operations and comprehensive income;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	August 1, 2026	January 31, 2026	August 2, 2025
ASSETS
Current assets:
Cash and cash equivalents	$29,982	$46,245	$47,273
Accounts receivable, net	308,605	252,789	270,905
Merchandise inventories	1,617,034	1,555,471	1,520,684
Prepaid expenses and other current assets	215,080	135,584	90,096
Total current assets	2,170,701	1,990,089	1,928,958
Operating lease right-of-use assets, net	2,061,412	1,976,013	2,054,621
Property and equipment, net	2,589,472	2,364,552	2,068,193
Goodwill	1,008,816	1,008,816	1,008,816
Intangibles, net	93,015	95,462	98,285
Deferred income taxes	4,167	4,427	5,804
Other assets	64,203	71,116	67,095
Total assets	$7,991,786	$7,510,475	$7,231,772
LIABILITIES
Current liabilities:
Short-term debt	$230,000	$120,000	$105,000
Current portion of operating lease liabilities	187,865	209,249	173,521
Accounts payable	1,427,905	1,307,405	1,264,208
Accrued expenses and other current liabilities	1,126,778	1,033,579	891,507
Total current liabilities	2,972,548	2,670,233	2,434,236
Long-term operating lease liabilities	1,956,213	1,880,383	1,959,378
Long-term debt	399,245	399,099	398,953
Deferred income taxes	72,826	64,889	68,065
Other non-current liabilities	393,522	298,212	272,046
Total liabilities	5,794,354	5,312,816	5,132,678
Commitments and contingencies (see Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.01; 5,000 shares authorized, and no shares issued	—	—	—
Common stock, par value $0.01; 300,000 shares authorized, 126,452 shares issued and outstanding at August 1, 2026; 129,638 shares issued and outstanding at January 31, 2026; and 149,820 shares issued and 131,749 outstanding at August 2, 2025	1,265	1,296	1,498
Additional paid-in capital	678,294	995,083	1,113,498
Retained earnings	1,517,800	1,201,207	2,003,121
Accumulated other comprehensive income	73	73	231
Treasury stock, at cost, no shares at August 1, 2026 and January 31, 2026; and 18,071 shares at August 2, 2025	—	—	(1,019,254)
Total stockholders’ equity	2,197,432	2,197,659	2,099,094
Total liabilities and stockholders’ equity	$7,991,786	$7,510,475	$7,231,772
The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	August 1, 2026	August 2, 2025
Net sales	$6,090,975	$5,256,907
Membership fee income	135,604	123,333
Total revenues	6,226,579	5,380,240
Cost of sales	5,116,580	4,374,065
Selling, general and administrative expenses	851,206	786,358
Pre-opening expenses	6,436	3,287
Operating income	252,357	216,530
Interest expense, net	13,083	10,393
Income before income taxes	239,274	206,137
Provision for income taxes	65,407	55,432
Net income	$173,867	$150,705

Income per share attributable to common stockholders—basic:	$1.37	$1.14
Income per share attributable to common stockholders—diluted:	$1.36	$1.14

Weighted-average shares of common stock outstanding:
Basic	127,208	131,799
Diluted	127,738	132,517

Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income	$173,867	$150,705

The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025
Net sales	$11,620,120	$10,290,001
Membership fee income	267,959	243,722
Total revenues	11,888,079	10,533,723
Cost of sales	9,750,179	8,558,049
Selling, general and administrative expenses	1,657,216	1,547,238
Pre-opening expenses	20,414	8,261
Operating income	460,270	420,175
Interest expense, net	25,450	21,492
Income before income taxes	434,820	398,683
Provision for income taxes	118,227	98,210
Net income	$316,593	$300,473

Income per share attributable to common stockholders—basic:	$2.47	$2.28
Income per share attributable to common stockholders—diluted:	$2.46	$2.27

Weighted-average shares of common stock outstanding:
Basic	127,929	131,684
Diluted	128,561	132,633

Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income	$316,593	$300,473

The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 31, 2026	129,638	$1,296	$995,083	$1,201,207	$73	—	$—	$2,197,659
Net income	—	—	—	142,726	—	—	—	142,726
Common stock issued under stock incentive plans	390	4	(4)	—	—	—	—	—
Stock-based compensation expense	—	—	13,280	—	—	—	—	13,280
Exercise of stock options	—	—	125	—	—	—	—	125
Acquisition of treasury stock	—	—	—	—	—	(2,335)	(227,531)	(227,531)
Retirement of treasury stock	(2,335)	(23)	(227,508)	—	—	2,335	227,531	—
Balance, May 2, 2026	127,693	$1,277	$780,976	$1,343,933	$73	—	$—	$2,126,259
Net income	—	—	—	173,867	—	—	—	173,867
Common stock issued under stock incentive plans	79	1	(1)	—	—	—	—	—
Common stock issued under ESPP	66	1	4,873	—	—	—	—	4,874
Stock-based compensation expense	—	—	15,460	—	—	—	—	15,460
Exercise of stock options	—	—	1,241	—	—	—	—	1,241
Acquisition of treasury stock	—	—	—	—	—	(1,386)	(124,269)	(124,269)
Retirement of treasury stock	(1,386)	(14)	(124,255)	—	—	1,386	124,269	—
Balance, August 1, 2026	126,452	1,265	678,294	1,517,800	73	—	—	2,197,432

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, February 1, 2025	148,965	$1,489	$1,079,445	$1,702,648	$231	(17,327)	$(936,359)	$1,847,454
Net income	—	—	—	149,768	—	—	—	149,768
Common stock issued under stock incentive plans	778	8	(8)	—	—	—	—	—
Stock-based compensation expense	—	—	10,654	—	—	—	—	10,654
Exercise of stock options	—	—	5,014	—	—	—	—	5,014
Acquisition of treasury stock	—	—	—	—	—	(365)	(41,305)	(41,305)
Balance, May 3, 2025	149,743	$1,497	$1,095,105	$1,852,416	$231	(17,692)	$(977,664)	$1,971,585
Net income	—	—	—	150,705	—	—	—	150,705
Common stock issued under stock incentive plans	18	—	—	—	—	—	—	—
Common stock issued under ESPP	59	1	4,448	—	—	—	—	4,449
Stock-based compensation expense	—	—	13,945	—	—	—	—	13,945
Acquisition of treasury stock	—	—	—	—	—	(379)	(41,590)	(41,590)
Balance, August 2, 2025	149,820	$1,498	$1,113,498	$2,003,121	$231	(18,071)	$(1,019,254)	$2,099,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

BJ’S WHOLESALE CLUB HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$316,593	$300,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,335	141,598
Amortization of debt issuance costs and accretion of original issue discount	546	546
Stock-based compensation expense	28,740	24,599
Deferred income tax provision	8,197	9,577
Changes in operating leases and other non-cash items	(41,065)	(22,178)
Increase (decrease) in cash due to changes in:
Accounts receivable, net	(40,219)	12,243
Merchandise inventories	(61,563)	(11,696)
Prepaid expenses and other current assets	(30,292)	(18,589)
Other assets	2,895	(1,158)
Accounts payable	120,500	10,696
Accrued expenses and other current liabilities	80,018	(9,107)
Other non-current liabilities	1,754	20,953
Net cash provided by operating activities	541,439	457,957
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment, net of disposals	(359,339)	(306,065)
Proceeds from sale-leaseback transactions	—	2,995
Proceeds from assignment of purchase option (see Note 12)	122,100	—
Payment upon exercise of purchase option (see Note 12)	(80,718)	—
Other investing activities	(3,782)	(3,086)
Net cash used in investing activities	(321,739)	(306,156)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	496,000	131,000
Payments on revolving lines of credit	(386,000)	(201,000)
Net cash received from stock option exercises	1,366	5,014
Net cash received from ESPP	4,874	4,449
Acquisition of treasury stock	(348,761)	(82,895)
Net proceeds from financing obligations	2,894	14,804
Other financing activities	(6,336)	(4,172)
Net cash used in financing activities	(235,963)	(132,800)
Net (decrease) increase in cash and cash equivalents	(16,263)	19,001
Cash and cash equivalents at beginning of period	46,245	28,272
Cash and cash equivalents at end of period	$29,982	$47,273

Supplemental cash flow information:
Interest paid	$13,272	$16,921
Income taxes paid	131,969	104,626
Operating lease liabilities arising from obtaining right-of-use assets and other non-cash lease-related operating items	189,012	52,886
Non-cash financing and investing activities:
Finance lease liabilities arising from obtaining right-of-use assets	81,444	4,431
Receivables arising from failed sale-leaseback financing obligations	15,847	5,822
Property additions included in accrued expenses	61,462	42,098
Treasury stock acquisitions included in accrued expenses	3,039	53

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
BJ’s Wholesale Club Holdings, Inc. and its wholly-owned subsidiaries (the “Company” or “BJ’s”) is a leading operator of membership warehouse clubs concentrated primarily in the eastern half of the United States. The Company provides a curated assortment focused on groceries, fresh foods, general merchandise, gasoline, and other ancillary services to deliver a differentiated shopping experience that is further enhanced by the Company's digital capabilities. As of August 1, 2026, BJ's operated 267 warehouse clubs and 206 gas stations in 22 states.
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
(b) Fiscal Year
The Company follows the National Retail Federation’s fiscal calendar and reports financial information on a 52- or 53-week year ending on the Saturday closest to January 31. The thirteen-week periods ended August 1, 2026 and August 2, 2025 are referred to herein as the “second quarter of fiscal year 2026” and the “second quarter of fiscal year 2025,” respectively. The twenty-six week periods ended August 1, 2026 and August 2, 2025 are referred to herein as the “twenty-six weeks ended August 1, 2026” and the “twenty-six weeks ended August 2, 2025,” respectively. Operating results for the twenty-six week period ended August 1, 2026 are not necessarily indicative of the results that may be expected for the 52-week fiscal year ending January 30, 2027.
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
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on the notes to its financial statements, and does not expect ASU 2024-03 to affect its consolidated financial statements.
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
The Company adopted ASU 2025-12 during the first quarter of fiscal year 2026, which changes the accounting for treasury share retirements. Under the new guidance, the Company elected to recognize the excess of the repurchase price over par value entirely as a reduction from additional paid-in-capital (“APIC”), provided that APIC remains positive. This policy change is reflected within the condensed consolidated balance sheets, statements of stockholders’ equity, and “Note 7. Treasury Shares and Share Repurchase Program.” The adoption did not impact the consolidated statements of operations and comprehensive income or the statements of cash flows.
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
The following table summarizes the Company’s deferred revenue balance related to outstanding performance obligations for contracts with customers, excluding earned rewards which are noted below (in thousands):

	August 1, 2026	January 31, 2026	August 2, 2025
Current:
Rewards programs:
Royalty revenue	$6,870	$10,572	$7,297
Co-brand initiatives	2,349	2,910	3,143
Total rewards programs	9,219	13,482	10,440
Membership	291,015	240,643	267,382
Gift card program	17,162	18,252	16,274
E-commerce sales	9,718	9,059	6,623
Long-term:
Rewards programs:
Co-brand initiatives	1,959	2,324	2,154
Total deferred revenue	$329,073	$283,760	$302,873
The following table presents deferred revenue activity related to earned rewards (in thousands):

	Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025
Earned rewards balance, beginning of period	$71,427	$57,474
Rewards earned	192,992	182,567
Revenue recognized on rewards	(188,196)	(174,522)
Earned rewards balance, end of period	$76,223	$65,519
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
The following table summarizes the Company’s revenue recognized during the period that was included in the opening deferred balance, excluding earned rewards, as of January 31, 2026 and February 1, 2025 (in thousands):

	Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025
Rewards programs:
Royalty revenue	$10,572	$9,972
Co-brand initiatives	1,747	1,924
Total rewards programs	12,319	11,896
Membership	184,148	184,185
Gift card program	3,860	3,743
E-commerce sales	9,059	7,839
Total revenue	$209,386	$207,663
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
Disaggregation of Revenue
The following table summarizes the Company’s percentage of net sales disaggregated by category:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Perishables, Grocery, and Sundries	65%	71%	67%	72%
General Merchandise and Services	10%	11%	10%	10%
Gasoline and Other	25%	18%	23%	18%

4. Debt and Credit Arrangements
The following table summarizes the Company’s debt (in thousands):

	August 1, 2026	January 31, 2026	August 2, 2025
ABL Revolving Facility	$230,000	$120,000	$105,000
First Lien Term Loan	400,000	400,000	400,000
Unamortized original issue discount and debt issuance costs	(755)	(901)	(1,047)
Less: Short-term debt	(230,000)	(120,000)	(105,000)
Long-term debt	$399,245	$399,099	$398,953

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
As of August 1, 2026, there was $230.0 million outstanding in loans under the ABL Revolving Facility and $7.7 million in outstanding letters of credit. The interest rate on the ABL Revolving Facility was 4.83% and unused capacity was $962.3 million. As of January 31, 2026 and August 2, 2025, the interest rate on the ABL Revolving Facility was 4.77% and 5.45%, respectively.
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
Voluntary prepayments are permitted. Principal payments must be made on the First Lien Term Loan pursuant to an annual excess cash flow calculation when the net leverage ratio exceeds 3.50 to 1.00. As of August 1, 2026, the Company's net leverage ratio did not exceed 3.50 to 1.00, and therefore, no incremental principal payments were required. The First Lien Term Loan is subject to certain affirmative and negative covenants but no financial covenants. It is secured on a senior basis by certain “fixed assets” of the Company and on a junior basis by certain “liquid” assets of the Company.
There was $400.0 million outstanding under the First Lien Term Loan as of each of August 1, 2026, January 31, 2026, and August 2, 2025. The interest rate on the First Lien Term Loan was 5.41%, 5.43%, and 5.88% at August 1, 2026, January 31, 2026, and August 2, 2025, respectively.
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
As of August 1, 2026, there were 4,004,018 shares available for future issuance under the 2018 Plan.
The following table summarizes the Company’s stock award activity during the twenty-six weeks ended August 1, 2026 (shares in thousands):

	Stock Options		Restricted Stock		Restricted Stock Units		Performance Stock Units
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares(a)	Weighted- Average Grant Date Fair Value
Outstanding, January 31, 2026	522	$20.52	93	$78.15	480	$95.76	507	$84.56
Granted (b)	—	—	—	—	345	93.21	250	94.27
Forfeited/canceled (c)	—	—	(1)	76.07	(19)	97.18	(14)	79.97
Exercised/vested	(78)	17.52	(81)	76.07	(193)	92.62	(211)	64.58
Outstanding, August 1, 2026	444	$21.04	11	$92.95	613	$95.27	532	$93.63
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
Stock-based compensation expense was $15.5 million and $13.9 million for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively, and $28.7 million and $24.6 million for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively.
On June 14, 2018, the Company’s board of directors adopted, and its stockholders approved, the ESPP, which became effective July 1, 2018. The aggregate number of shares of common stock reserved for issuance under the ESPP is equal to the sum of (i) 973,014 shares and (ii) an annual increase on the first day of each calendar year beginning in 2019 and ending in 2028 equal to the lesser of (A) 486,507 shares, (B) 0.5% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by the Company’s board of directors. The amount of expense recognized related to the ESPP was $0.5 million and $0.4 million for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively, and $1.1 million and $1.0 million for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively. As of August 1, 2026, there were 3,578,686 shares available for issuance under the ESPP.

7. Treasury Shares and Share Repurchase Program
Treasury Shares Acquired on Stock-Based Awards
The Company acquired 1,278 shares for $0.1 million and 3,670 shares for $0.4 million in the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively, to satisfy employees’ tax withholding obligations upon the vesting of restricted stock awards, which was recorded as treasury stock.
The Company acquired 222,350 shares for $21.1 million and 313,772 shares for $35.5 million in the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively, to satisfy employees’ tax withholding obligations upon the vesting of restricted stock and performance stock awards, which was recorded as treasury stock.
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
The Company repurchased 1,384,278 shares for $124.1 million and 375,000 shares for $41.2 million under the 2024 Repurchase Program during the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively. The Company repurchased 3,498,278 shares for $330.7 million and 430,000 shares for $47.4 million under the 2024 Repurchase Program during the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively. The Company accounts for treasury stock under the cost method based on the fair market value of the shares on the dates of repurchase plus any direct costs incurred.
As of August 1, 2026, $422.1 million remained available to purchase under the 2024 Repurchase Program.
Retirement of Treasury Shares
During the second quarter and first six months of fiscal 2026, the Company retired 1,385,556 and 3,720,628 shares of treasury stock, respectively, which represented the cumulative number of shares held in the Company’s treasury due to acquisitions during the applicable period. The retirement of these shares resulted in decreases in each of treasury stock and APIC of $124.3 million for the second quarter and $351.8 million for the first six months of fiscal 2026. There were no share retirements during the second quarter and first six months of fiscal year 2025.
8. Income Taxes
The Company projects the estimated annual effective tax rate for fiscal year 2026 to be 27.8%, excluding the tax effect of discrete events, such as excess tax benefits from stock-based compensation, changes in tax legislation, settlements of tax audits and changes in uncertain tax positions, among others.
The Company’s effective income tax rate was 27.3% and 26.9% for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively. The increase in the effective tax rate for the thirteen-week period was primarily attributable to lower tax gains on transferable tax credits, partially offset by higher tax benefits from stock-based compensation in the current year period.
For the twenty-six weeks ended August 1, 2026 and August 2, 2025, the Company's effective tax rate was 27.2% and 24.6%, respectively. The increase compared to the prior year period was primarily attributable to lower tax benefits from stock-based compensation compared to the prior year period.
Cash taxes paid as presented in the supplemental cash flow information section of the condensed consolidated statements of cash flows includes $98.0 million paid for transferable credits during the twenty-six weeks ended August 1, 2026.

The Company is subject to taxation in the U.S. federal and various state taxing jurisdictions. The Company’s tax years from 2021 forward remain open and subject to examination by the Internal Revenue Service and various state taxing authorities.
On July 4, 2025, new legislation, commonly known as the One Big Beautiful Bill Act (the “Act”), was signed into law. Among other provisions, the Act reestablished and made permanent 100% initial-year bonus depreciation on qualifying property, as well as the immediate deduction for domestic research and development expenses. The Company has quantified the impact of the Act to our financial statements and has reflected the effects within the consolidated financial statements as of and for the thirteen and twenty-six weeks ended August 1, 2026.
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
The gross carrying amount and fair value of the Company’s debt at August 1, 2026 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$230,000	$230,000
First Lien Term Loan	400,000	401,332
Total Debt	$630,000	$631,332
The gross carrying amount and fair value of the Company’s debt at January 31, 2026 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$120,000	$120,000
First Lien Term Loan	400,000	404,252
Total Debt	$520,000	$524,252

The gross carrying amount and fair value of the Company’s debt at August 2, 2025 are as follows (in thousands):

	Carrying Amount	Fair Value
ABL Revolving Facility	$105,000	$105,000
First Lien Term Loan	400,000	402,000
Total Debt	$505,000	$507,000
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, and accounts payable, approximate their fair values due to the short-term maturities of these instruments.
10. Earnings Per Share
The table below reconciles basic weighted-average shares of common stock outstanding to diluted weighted-average shares of common stock outstanding for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Weighted-average shares of common stock outstanding, used for basic computation	127,208	131,799	127,929	131,684
Plus: Incremental shares of potentially dilutive securities	530	718	632	949
Weighted-average shares of common stock and dilutive potential shares of common stock outstanding	127,738	132,517	128,561	132,633
The table below summarizes awards that were excluded from the computation of diluted earnings for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025, as their inclusion would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Stock-based awards	263	168	255	128
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

The following table provides the operating financial results of our reportable segment (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Total revenues	$6,226,579	$5,380,240	$11,888,079	$10,533,723
Less: significant and other segment expenses
Merchandise cost of sales (a)	3,763,786	3,528,423	7,283,989	6,892,208
Selling, general and administrative expenses (b)	857,642	789,645	1,677,630	1,555,499
Other segment expenses (c)	1,431,284	911,467	2,609,867	1,785,543
Net income	$173,867	$150,705	$316,593	$300,473

(a)	Merchandise cost of sales represents those expenses related to the sales of merchandise including inventory costs and distribution costs, and excludes costs related to gasoline and membership fee income.
(b)	Selling, general and administrative expenses is inclusive of pre-opening expenses, stock-based compensation, and other corporate expenses.
(c)	Other segment expenses primarily consists of other costs of revenues, including gas, as well as interest expense and income tax expense.
12. Leases
Distribution Center Sale-Leaseback
In July 2026, the Company exercised its fixed-price purchase option under an existing lease to purchase the underlying land and building for the Company’s new ambient distribution center in Ohio. The Company concurrently assigned its rights under the resulting purchase and sale agreement to an unrelated third party (the “Buyer”) for total cash consideration of $122.1 million. The transaction met the criteria for sale accounting and was executed at market terms. The Company recognized a gain of $10.6 million which represented the excess of sale proceeds, net of transaction costs, over the net carrying values of the derecognized assets and liabilities. The gain was recognized as a reduction of selling, general, and administrative expenses in the consolidated statements of operations for the thirteen and twenty-six weeks ended August 1, 2026.
The Company executed a lease with the Buyer, which has an initial term of 25 years and four five-year renewal options that were excluded from the lease term as they are not reasonably certain to be exercised. At commencement, the Company recorded an operating lease right-of-use asset and corresponding operating lease liability of $93.6 million.
Assets Held for Sale
In July 2026, the Company executed a letter of intent for the sale and leaseback of two of the Company’s owned retail properties. The Company expects the transaction to close in the second half of fiscal year 2026 for cash consideration and determined the underlying assets meet the held-for-sale criteria. The Company reclassified the net carrying value of property and equipment totaling $44.9 million to prepaid expenses and other current assets in the condensed consolidated balance sheet as of August 1, 2026. Assets held for sale are recorded at the lower of their carrying value or fair value less costs to sell, are reassessed at each reporting date, and are no longer depreciated. No impairment loss was recognized upon reclassification. The Company expects the leases to be classified as operating leases at commencement.

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
We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Accordingly, references herein to “fiscal year 2026” relate to the 52 weeks ending January 30, 2027, and references herein to “fiscal year 2025” relate to the 52 weeks ended January 31, 2026. The second quarter of fiscal year 2026 ended on August 1, 2026, and the second quarter of fiscal year 2025 ended on August 2, 2025, and both included thirteen weeks.
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
Since pioneering the warehouse club model in New England in 1984, we have grown our footprint to 267 large-format, high-volume warehouse clubs and 206 gas stations spanning 22 states as of the date of this filing. In our originating New England market, which has high population density and generates a disproportionate part of U.S. gross domestic product (“GDP”), we operate nearly three times the number of clubs compared to the next largest warehouse club competitor. In addition to shopping in our clubs, members are able to shop when and how they want through our website, bjs.com, and our highly rated mobile app, which allows them to use our BOPIC service, curbside delivery, same-day delivery or traditional ship-to-home service, as well as through the DoorDash and Instacart marketplaces. We also offer Same-Day Select, which offers BJ’s members the ability to pay a one-time fee for unlimited same-day deliveries over a one-year period. Additionally, members may use ExpressPay® to skip checkout lines when they shop in club and pay via their mobile devices.
Our goal is to offer our members significant value and a meaningful return in savings on their annual membership fee. We have approximately 8.5 million members paying annual fees to gain access to savings on groceries, general merchandise, services, and gasoline. The annual membership fee for our Club membership is generally $60, and the annual membership fee for our Club+ membership, which offers additional value-enhancing features, is generally $120. Prior to January 1, 2025, the Club and Club+ membership fees were $55 and $110 per year, respectively. We believe that members can save over ten times their $60 Club membership fee versus what they would otherwise pay at traditional supermarket competitors when they spend $2,500 or more per year at BJ’s on manufacturer-branded groceries. In addition to providing significant savings on a representative basket of manufacturer-branded groceries, we accept all manufacturer coupons and also carry our own exclusive brands that enable members to save on price without compromising on quality. Our two private label brands, Wellsley Farms® and Berkley Jensen®, represented approximately 27% of our total net sales, excluding gasoline, for fiscal year 2025. Our customers recognize the relevance of our value proposition across economic environments, as demonstrated by over 25 consecutive years of membership fee income growth. Our membership fee income was $524.0 million for the trailing twelve-months ended August 1, 2026.
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
Size and loyalty of membership base
The membership model is a critical element of our business. Members drive our results of operations through their membership fee income and their purchases. The majority of members renew within six months following their renewal date. Therefore, our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We have grown our membership fee income each year for over 25 consecutive years and the quality of our membership mix is strong as evidenced by our higher tier penetration growth in the first twenty-six weeks of fiscal year 2026. Our tenured membership renewal rate, a key indicator of membership engagement, satisfaction and loyalty, was 90% at the end of fiscal year 2025.
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
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Statement of Operations Data	Thirteen Weeks Ended		Twenty-six Weeks Ended
(dollars in thousands, except per share amounts)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$6,090,975	$5,256,907	$11,620,120	$10,290,001
Membership fee income	135,604	123,333	267,959	243,722
Total revenues	6,226,579	5,380,240	11,888,079	10,533,723
Cost of sales	5,116,580	4,374,065	9,750,179	8,558,049
Selling, general and administrative expenses	851,206	786,358	1,657,216	1,547,238
Pre-opening expenses	6,436	3,287	20,414	8,261
Operating income	252,357	216,530	460,270	420,175
Interest expense, net	13,083	10,393	25,450	21,492
Income before income taxes	239,274	206,137	434,820	398,683
Provision for income taxes	65,407	55,432	118,227	98,210
Net income	$173,867	$150,705	$316,593	$300,473

Weighted-average shares outstanding—basic	127,208	131,799	127,929	131,684
Basic EPS(a)	$1.37	$1.14	$2.47	$2.28

Weighted-average shares outstanding—diluted	127,738	132,517	128,561	132,633
Diluted EPS(a)	$1.36	$1.14	$2.46	$2.27

Operational Data:
Total clubs at end of period	267	255	267	255
Comparable club sales (b)	11.9%	(0.3)%	9.2%	0.6%
Merchandise comparable club sales (b)	3.1%	2.3%	2.3%	3.1%
Adjusted net income (b)	$173,867	$151,456	$316,593	$302,331
Adjusted EPS (b)	1.36	1.14	2.46	2.28
Adjusted EBITDA (b)	347,196	303,861	645,266	589,697
Net cash provided by operating activities	401,481	249,864	541,439	457,957
Adjusted free cash flow (b)	265,528	87,291	223,482	154,887
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
Net sales for the second quarter of fiscal year 2026 were $6.09 billion, a 15.9% increase from net sales reported for the second quarter of fiscal year 2025 of $5.26 billion.
Net sales for the first six months of fiscal year 2026 were $11.62 billion, a 12.9% increase from net sales reported for the first six months of fiscal year 2025 of $10.29 billion.
The increase for both comparative periods was due primarily to growth in traffic and ticket in each of the general merchandise and services division and the perishables, grocery, and sundries division, as well as a net increase of twelve clubs from the prior year period. Additionally, net sales for both comparative periods were positively impacted by an increase in the average retail price-per-gallon of gasoline sold compared to the second quarter and first six months of fiscal year 2025, as well as an increase in comparable gallons sold.
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

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	August 1, 2026	August 1, 2026
Merchandise comparable club sales	3.1%	2.3%
Gasoline comparable sales	8.8%	6.9%
Comparable club sales	11.9%	9.2%
Merchandise comparable club sales represents comparable club sales from all merchandise other than our gasoline operations for the applicable period. Merchandise comparable club sales increased 3.1% and 2.3% in the second quarter and the first six months of fiscal year 2026, respectively, compared to the same periods in fiscal year 2025. The general merchandise and services division generated a sales increase of 5.3% and 6.1% for the second quarter and the first six months of fiscal year 2026, while sales in the perishables, grocery, and sundries division increased by 2.8% and 1.8%, respectively.
General merchandise and services exhibited growth in each of the second quarter and the first six months of fiscal year 2026 compared to the prior year periods, primarily due to strength in consumer electronics and home categories.
In the perishables, grocery, and sundries division, growth was led by beverages and active nutrition, candy, and snack categories as well as fresh meat and produce compared to the second quarter and the first six months of fiscal year 2025. Growth in both periods was partially offset by a decrease in dairy, primarily driven by continued deflation in the price of eggs.
The impact of gasoline sales is a result of an increase in retail prices year-over-year, as well as an increase in comparable gallons sold for both comparative periods.
Membership fee income
Membership fee income was $135.6 million in the second quarter of fiscal year 2026 compared to $123.3 million in the second quarter of fiscal year 2025, a 9.9% increase.

Membership fee income was $268.0 million in the first six months of fiscal year 2026 compared to $243.7 million in the first six months of fiscal year 2025, a 9.9% increase.
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
Cost of sales was $5.12 billion, or 84.0% of net sales, in the second quarter of fiscal year 2026 compared to $4.37 billion, or 83.2% of net sales, in the second quarter of fiscal year 2025. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, decreased by approximately 20 basis points compared to the prior year period.
Cost of sales was $9.75 billion, or 83.9% of net sales, in the first six months of fiscal year 2026 compared to $8.56 billion, or 83.2% of net sales, in the first six months of fiscal year 2025. Merchandise gross margin rate, which excludes gasoline sales and membership fee income, decreased by approximately 10 basis points compared to the first six months of fiscal year 2025.
The decrease in merchandise gross margin rate for both comparative periods was primarily driven by the Company’s continued investments in pricing partially offset by tariff refunds recognized.
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
SG&A increased by 8.2% to $851.2 million in the second quarter of fiscal year 2026 from $786.4 million in the second quarter of fiscal year 2025.
SG&A increased by 7.1% to $1.66 billion in the first six months of fiscal year 2026 from $1.55 billion in the first six months of fiscal year 2025.
The increase in SG&A for both comparative periods was primarily driven by increased labor, occupancy, and operational costs mainly as a result of new club and gas station openings. Additionally, an increase in the number of owned clubs has resulted in increased depreciation expense year-over-year. These increases were partially offset by a gain recognized in connection with a sale-leaseback transaction in the second quarter of fiscal year 2026.
Pre-opening expenses
Pre-opening expenses include startup costs for new clubs and distribution centers and costs for relocated clubs. Expenses will vary based on the number of club openings, geography of the club, whether the club is owned or leased, and timing of the opening relative to our period end.
Pre-opening expenses were $6.4 million in the second quarter of fiscal year 2026 compared to $3.3 million in the second quarter of fiscal year 2025.

Pre-opening expenses were $20.4 million in the first six months of fiscal year 2026 compared to $8.3 million in the first six months of fiscal year 2025.
Pre-opening expenses fluctuated due to timing of spend and the number of club openings year-over-year.
Interest expense, net
Interest expense, net was $13.1 million in the second quarter of fiscal year 2026 compared to $10.4 million in the second quarter of fiscal year 2025.
Interest expense, net was $25.5 million in the first six months of fiscal year 2026 compared to $21.5 million in the first six months of fiscal year 2025.
The increase for both comparative periods was primarily due to incremental interest expense on finance leases and higher outstanding borrowings on our ABL Revolving Facility, partially offset by lower interest rates year-over-year.
Provision for income taxes
The effective income tax rate was 27.3% and 26.9% for the second quarter of fiscal years 2026 and 2025, respectively. The increase in the effective tax rate was primarily attributable to lower tax gains on transferable tax credits, partially offset by higher tax benefits from stock-based compensation in the current year period.
The effective income tax rate was 27.2% and 24.6% for the first six months of fiscal years 2026 and 2025, respectively. The increase compared to the prior year period was primarily attributable to lower tax benefits from stock-based compensation compared to the prior year period.
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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share amounts)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income as reported	$173,867	$150,705	$316,593	$300,473
Adjustments:
Restructuring (a)	—	1,043	—	2,580
Tax impact of adjustments to net income (b)	—	(292)	—	(722)
Adjusted net income	$173,867	$151,456	$316,593	$302,331

Weighted-average diluted shares outstanding	127,738	132,517	128,561	132,633
Adjusted EPS (c)	$1.36	$1.14	$2.46	$2.28

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
The following is a reconciliation of our net income to adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income	$173,867	$150,705	$316,593	$300,473
Interest expense, net	13,083	10,393	25,450	21,492
Provision for income taxes	65,407	55,432	118,227	98,210
Depreciation and amortization	78,883	71,933	155,335	141,598
Stock-based compensation expense	15,460	13,945	28,740	24,599
Restructuring (a)	—	1,043	—	2,580
Other adjustments (b)	496	410	921	745
Adjusted EBITDA	$347,196	$303,861	$645,266	$589,697
(a)    Represents charges related to the restructuring of certain corporate and club functions, including costs for severance, retention, outplacement, consulting fees, and other third-party fees.
(b)    Other non-cash items, including non-cash accretion on asset retirement obligations and obligations associated with our post-retirement medical plan.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from club operations and borrowings from our ABL Revolving Facility. As of August 1, 2026, cash and cash equivalents totaled $30.0 million and we had $962.3 million of unused capacity under our ABL Revolving Facility. Our principal liquidity needs for the next twelve months and beyond are to fund normal recurring operational expenses and anticipated capital expenditures, fund share repurchases, and meet debt service and principal repayment obligations. We believe that our current resources, together with anticipated cash flows from operations and borrowing capacity under our ABL Revolving Facility, will be sufficient to finance our operations for at least the next twelve months.
During the twenty-six weeks ended August 1, 2026, we repurchased 3,498,278 shares under the 2024 Repurchase Program for a total purchase price of $330.7 million, inclusive of associated costs. We continue to prioritize disciplined capital allocation, balancing reinvestment in growth, and returns to shareholders through share repurchases.
We do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our results of operations or financial position. We do, however, enter into letters of credit and purchase obligations in the normal course of our operations.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025
Net cash provided by operating activities	$541,439	$457,957
Net cash used in investing activities	(321,739)	(306,156)
Net cash used in financing activities	(235,963)	(132,800)
Net (decrease) increase in cash and cash equivalents	$(16,263)	$19,001

Net Operating Cash Flows
Net cash provided by operating activities was $541.4 million for the twenty-six weeks ended August 1, 2026 compared to $458.0 million for the twenty-six weeks ended August 2, 2025. The increase was primarily due to a $16.1 million increase in net income, inclusive of a $13.7 million increase in depreciation and amortization. Also positively impacting net operating cash flows were fluctuations in working capital including $109.8 million related to accounts payable as a result of timing and volume of inventory purchases and vendor payments, $89.1 million related to accrued expenses, primarily driven by accruals for vendor invoices and the timing of membership payments. These positive working capital fluctuations were partially offset by $52.5 million related to accounts receivable due to timing of vendor, customer, and other cash receipts, and $49.9 million related to merchandise inventories, primarily driven by an increase in the number of clubs, and gas inventory due primarily to increased cost per gallon and an increase in the number of gas stations.
Our net cash from operating activities can fluctuate from period to period due to several factors, including: the timing and mix of sales, the timing and volume of inventory purchases as the Company prepares for holiday seasons, lease-related activity, income tax and other payments.
Net Investing Cash Flows
Net cash used in investing activities was $321.7 million for the twenty-six weeks ended August 1, 2026 compared to $306.2 million for the twenty-six weeks ended August 2, 2025. This fluctuation is primarily driven by an increase in capital spending of $53.3 million, partially offset by $41.4 million of net proceeds from the assignment of a purchase option and related sale-leaseback of our new ambient distribution center in Ohio. The increase in capital spend reflects our continued investment in new club openings and enhancements across our distribution network, including a new ambient distribution center.
Net Financing Cash Flows
Net cash used in financing activities for the twenty-six weeks ended August 1, 2026 was $236.0 million compared to $132.8 million used in financing activities for the twenty-six weeks ended August 2, 2025. The increase in cash used is primarily due to a $265.9 million increase in the acquisition of treasury stock compared to the prior year period, partially offset by $110.0 million of net borrowings on our ABL Revolving Facility for the twenty-six weeks ended August 1, 2026 compared to net payments of $70.0 million in the twenty-six weeks ended August 2, 2025.

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
The following is a reconciliation of our net cash provided by operating activities to adjusted free cash flow for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net cash provided by operating activities	$401,481	$249,864	$541,439	$457,957
Less: Additions to property and equipment, net of disposals	(177,335)	(165,568)	(359,339)	(306,065)
Plus: Proceeds from sale-leaseback transactions	—	2,995	—	2,995
Plus: Proceeds from assignment of purchase option	122,100	—	122,100	—
Less: Payment upon exercise of purchase option	(80,718)	—	(80,718)	—
Adjusted free cash flow	$265,528	$87,291	$223,482	$154,887
Adjusted free cash flow increased to $265.5 million during the second quarter of fiscal year 2026 compared to $87.3 million for the second quarter of fiscal year 2025.
Adjusted free cash flow increased to $223.5 million for the first six months of fiscal year 2026 compared to $154.9 million for the first six months of fiscal year 2025.
The increase for both periods is primarily the result of higher cash flows from operating activities driven by higher net income and net proceeds from the assignment of a purchase option and related sale-leaseback of our new ambient distribution center in Ohio.
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
At August 1, 2026, there was $230.0 million outstanding in loans under the ABL Revolving Facility and $7.7 million in outstanding letters of credit. The interest rate on the revolving credit facility was 4.83% and unused capacity was $962.3 million.
At August 1, 2026, the interest rate for the First Lien Term Loan was 5.41% and there was $400.0 million outstanding.

Material Cash Commitments
Our material cash commitments consist primarily of debt obligations, interest payments, leases, and purchase orders for merchandise inventory, agreements for capital items, gasoline, products and services used in our business, information technology, executive employment, transferable tax credits, and other agreements. These material cash commitments impact our short-term and long-term liquidity and capital needs. As of August 1, 2026, other than cash commitments of approximately $93 million, the majority of which is expected to be paid in the first quarter of fiscal year 2027, related to the purchase of transferable tax credits, and those items related to the ordinary course of operations of our business such as inventory purchases, agreements for capital items, and new leases and lease amendments, there were no material changes to our material cash commitments from those described in our Annual Report on Form 10-K for fiscal year 2025.
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
As of August 1, 2026, our total debt outstanding was $630.0 million, which included $230.0 million under our ABL Revolving Facility and $400.0 million under our First Lien Term Loan at interest rates of 4.83% and 5.41%, respectively. See “Note 4. Debt and Credit Arrangements” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. A 100 basis point change in prevailing market rates would cause annual interest costs to change by approximately $6.3 million.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 1, 2026.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding our purchases of shares of our common stock during the second quarter of fiscal year 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c) (in thousands)
May 3, 2026 to May 30, 2026	181,278	$85.26	180,000	$529,646
May 31, 2026 to July 4, 2026	405,000	87.13	405,000	494,358
July 5, 2026 to August 1, 2026	799,278	90.42	799,278	422,084
Total	1,385,556		1,384,278
(a)Includes 1,278 shares of common stock for the period May 3, 2026 to May 30, 2026 surrendered to the Company by employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards. See “Note 7. Treasury Shares and Share Repurchase Program” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
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

BJ’S WHOLESALE CLUB HOLDINGS, INC.

Date: August 25, 2026	By:	/s/ Laura L. Felice
Laura L. Felice
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Signatory)